Form 10-Q
period 2014-06-30
CareTrust REIT, Inc.
filed 2014-08-13
CIK 1590717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36181

CareTrust REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3999490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27101 Puerta Real, Suite 400, Mission Viejo, CA	92691
(Address of principal executive offices)	(Zip Code)

(949) 540-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At August 12, 2014, there were 22,435,938 shares of common stock outstanding.

EXPLANATORY NOTE

This report represents the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 for CareTrust REIT, Inc. (“CareTrust” or the “Company”). Prior to June 1, 2014, CareTrust was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.

The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off. The consolidated and combined financial statements included in this report reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off, and (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although management of the Company believes such assumptions are reasonable, the consolidated and combined financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.

Effective May 15, 2014, the Company became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of its website at www.caretrustreit.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Real estate investments, net	$420,059	$425,003
Cash and cash equivalents	80,345	895
Accounts receivable	1,871	20
Prepaid expenses and other assets	77	888
Deferred tax assets	—	859
Deferred financing costs, net	11,000	2,801

Total assets	$513,352	$430,466

Liabilities and Stockholders’ Equity:
Senior unsecured notes payable	$260,000	$—
Senior secured revolving credit facility	—	78,701
Mortgage notes payable	99,504	114,982
Senior secured term loan	—	65,624
Interest rate swap	—	1,828
Accounts payable and accrued liabilities	6,190	5,783
Deferred tax liabilities	—	859

Total liabilities	365,694	267,777

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 22,245,868 shares issued and outstanding as of June 30, 2014	222	—
Additional paid-in capital	146,980	—
Retained earnings	456	—
Invested equity	—	164,517
Accumulated other comprehensive loss	—	(1,828)

Total stockholders’ equity	147,658	162,689

Total liabilities and stockholders’ equity	$513,352	$430,466

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Rental income (Note 5)	$12,205	$10,231	$23,228	$19,736
Tenant reimbursement	1,237	1,219	2,498	2,438
Other revenue	623	602	1,210	1,214

Total revenues	14,065	12,052	26,936	23,388

Expenses:
Depreciation and amortization	6,070	5,802	12,269	11,392
Interest expense	6,452	3,073	9,779	6,183
Loss on extinguishment of debt	4,067	—	4,067	—
Property taxes	1,237	1,219	2,498	2,438
Acquisition costs	—	211	—	211
Operating expenses	555	415	1,098	946
General and administrative	6,009	730	7,912	1,068

Total expenses	24,390	11,450	37,623	22,238

(Loss) income before provision for income taxes	(10,325)	602	(10,687)	1,150
Provision for income taxes	17	61	53	84

Net (loss) income	$(10,342)	$541	$(10,740)	$1,066

Earnings (loss) per common share:
Basic	$(0.47)	$0.02	$(0.48)	$0.05

Diluted	$(0.47)	$0.02	$(0.48)	$0.05

Weighted-average number of common shares:
Basic	22,231	22,228	22,230	22,228

Diluted	22,231	22,436	22,230	22,436

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net (loss) income	$(10,342)	$541	$(10,740)	$1,066
Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(30)	649	167	918
Reclassification adjustment on interest rate swap	1,661	—	1,661	—

Comprehensive (loss) income	$(8,711)	$1,190	$(8,912)	$1,984

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2013	1,000	$—	$—	$—	$164,517	$(1,828)	$162,689
Capital contribution by Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid in capital in conjunction with the Spin-Off (Note 1)	22,244,868	222	146,980	—	(147,202)	—	—
Net income (loss)	—	—	—	456	(11,196)	—	(10,740)

Balance, June 30, 2014	22,245,868	$222	$146,980	$456	$—	$—	$147,658

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(10,740)	$1,066
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,269	11,392
Amortization of deferred financing costs and debt discount	517	411
Loss on extinguishment of debt	1,998	—
Loss on settlement of interest rate swap	1,661	—
Loss on disposition of equipment, furniture and fixtures	—	5
Change in operating assets and liabilities:
Accounts receivable	(1,851)	(5)
Prepaid expenses and other assets	677	281
Interest rate swap	(1,661)	—
Accounts payable and accrued liabilities	4,683	(93)

Net cash provided by operating activities	7,553	13,057

Cash flows from investing activities:
Acquisition of real estate	—	(31,292)
Purchases of equipment, furniture, and fixtures	(19,009)	(9,497)
Cash proceeds from the sale of equipment, furniture and fixtures	—	566

Net cash used in investing activities	(19,009)	(40,223)

Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	260,000	—
Borrowings under senior secured revolving credit facility	10,000	10,000
Proceeds from the issuance of mortgage notes payable	50,676	—
Repayments of borrowings under senior secured revolving credit facility	(88,701)	—
Payments on the mortgage notes payable	(66,856)	(1,706)
Payments on the senior secured term loan	(65,624)	(1,875)
Payments of deferred financing costs	(12,945)	(730)
Net contribution from Ensign (Note 5)	4,356	21,521

Net cash provided by financing activities	90,906	27,210

Net increase in cash and cash equivalents	79,450	44
Cash and cash equivalents beginning of period	895	735

Cash and cash equivalents end of period	$80,345	$779

Supplemental disclosures of cash flow information:
Interest paid	$6,414	$6,178

Income taxes paid	$104	$118

Supplemental schedule of noncash operating, investing and financing activities:
Operating assets and liabilities that were not transferred to CareTrust	$1,042	$—

Equipment, furniture and fixtures that were not transferred to CareTrust	$(11,684)	$—

Net capital distribution to Ensign	$10,475	$—

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.	ORGANIZATION

Separation from Ensign—Prior to June 1, 2014, CareTrust REIT, Inc. (“CareTrust” or the “Company”) was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014. The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off.

Prior to the Spin-Off, the Company and Ensign entered into a Separation and Distribution Agreement, setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and Ensign. The Company and Ensign or their respective subsidiaries, as applicable, also entered into a number of other agreements to govern the relationship between Ensign and the Company after the Spin-Off.

The Company and Ensign also entered into an Opportunities Agreement, which grants the Company the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior living facility by Ensign or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement grants Ensign, subject to certain exceptions, the right to either purchase and operate, or lease and operate, the facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to the Company by or on behalf of another operator seeking lease or other financing. If Ensign elects to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Master Leases.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-60, Equity—Spinoffs and Reverse Spinoffs, the accounting for the separation of the Company follows its legal form, with Ensign as the legal and accounting spinnor and the Company as the legal and accounting spinnee, due to the relative significance of Ensign’s healthcare business, the relative fair values of the respective companies, the retention of all senior management (except Mr. Gregory K. Stapley) by Ensign, and other relevant indicators. The assets and liabilities contributed to the Company from Ensign, or incurred in connection with the Spin-Off in the case of certain debt, were as follows:

Real estate investments, net	$421,846
Cash	78,731
Accounts receivable and prepaid assets and other current assets	1,900
Deferred financing costs, net	11,088
Debt	(359,512)
Other liabilities	(6,838)

Net contribution	$147,215

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2014, the 94 skilled nursing, assisted and independent living facilities owned by the Company and leased to Ensign had a total of 10,121 operational beds located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The three independent living facilities owned and operated by the Company had a total of 264 units located in Texas and Utah.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying condensed consolidated and combined financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off, and (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off. The Company’s financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities.

The condensed consolidated and combined balance sheet of the Company at December 31, 2013 includes Ensign assets and liabilities that are specifically identifiable or otherwise attributable to the Company. The condensed consolidated and combined statements of operations reflect allocations of general corporate expenses from Ensign including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services. See further discussion in Note 5, Related Party Transactions.

Management believes that the assumptions and estimates used in preparation of the underlying condensed consolidated and combined financial statements are reasonable. However, the condensed consolidated and combined financial statements herein do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position or cash flows.

The accompanying condensed consolidated and combined financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and reflect the financial position, results of operations and cash flows of the Company. Accordingly, the condensed consolidated and combined financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated and combined financial statements should be read in conjunction with the audited combined financial statements and combined notes thereto included in the Company’s Information Statement filed as an exhibit to its Registration Statement on Form 10. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

Invested Capital—Invested capital in the condensed consolidated and combined balance sheets represents Ensign’s historical investment in the Company, the net effect of cost allocations from transactions with Ensign, net transfers of cash and assets to Ensign and the Company’s accumulated earnings. See further discussion of transactions with Ensign in Note 5, Related Party Transactions.

Estimates and Assumptions—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Real Estate Depreciation and Amortization—Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years

Real Estate Acquisition Valuation— In accordance with ASC 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities are measured at their acquisition-date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.

The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

Impairment of Long-Lived Assets—Management periodically evaluates the Company’s real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. Management also assesses the carrying value of the Company’s real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

If the Company decides to sell real estate properties, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell.

In the event of impairment, the fair value of the real estate investment is determined by market research, which includes valuing the property in its current use as well as other alternative uses, and involves significant judgment. The Company’s estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. The Company’s ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While the Company believes its assumptions are reasonable, changes in these assumptions may have a material impact on financial results.

Cash and Cash Equivalents—Cash and cash equivalents consist of bank term deposits and money market funds with original maturities of three months or less at time of purchase and therefore approximate fair value. The fair value of these investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The Company places its cash and short-term investments with high credit quality financial institutions.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2014. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of financing costs is classified as “interest - amortization of deferred financing costs” in our condensed consolidated and combined statements of operations. Accumulated amortization of deferred financing costs was $1,064 and $2,413 at June 30, 2014 and December 31, 2013, respectively.

When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in our condensed consolidated and combined statements of operations.

Revenue Recognition—The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the three and six months ended June 30, 2014 and 2013, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of June 30, 2014 or December 31, 2013.

As of June 30, 2014, all but three of the Company’s facilities were leased to subsidiaries of Ensign under the Master Leases. The obligations under the Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to a Master Lease will result in a default under all of the Master Leases. The annual revenues from the Master Leases will be $56.0 million during each of the first two years of the Master Leases. Commencing in the third year under the Master Leases, the annual revenues from the Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).

As of June 30, 2014, the future minimum rental payments under the Master Leases was:

Year	Amount
Remaining 2014	$28,000
2015	56,000
2016	56,000
2017	56,000
2018	56,000
2019	56,000
Thereafter	578,529

$886,529

For the three and six months ended June 30, 2014, the Company recognized $4,667 in rental income from Ensign related to the Master Leases.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

Income Taxes—The Company’s operations have historically been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by Ensign. Income tax expense and other income tax related information contained in these consolidated and combined financial statements are presented on a separate tax return basis as if the Company filed its own tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated and combined financial statements herein may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company during the periods presented.

The Company expects to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and intends to operate as such beginning with its taxable year ending December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

In order to comply with certain REIT qualification requirements, CareTrust will declare and distribute a special dividend to its stockholders equal to the amount of accumulated earnings and profits, or “E&P,” allocated to CareTrust in the Spin-Off. This special dividend is referred to as the “Purging Distribution” because it is intended to purge the company of E&P attributable to the period prior to CareTrust’s first taxable year as a REIT. The amount of accumulated E&P allocated to CareTrust in the Spin-Off will be based on applicable tax principles and will not correspond to retained earnings in historical financial statements because of differences between tax and book income and expenses. Ensign will allocate its accumulated E&P for periods prior to the Spin-Off between Ensign and CareTrust in a manner that, in its best judgment, is in accordance with the provisions of the Code. The Company expects to make the Purging Distribution by December 31, 2014. The total amount of Ensign’s E&P immediately prior to the Spin-Off is expected to be between $350.0 million and $385.0 million. The actual amount of Ensign’s E&P allocated to CareTrust will depend on the final determination of Ensign’s E&P and the relative trading value of CareTrust common stock and Ensign common stock following the Spin-Off. The Purging Distribution will be paid to CareTrust stockholders in a combination of cash and shares of CareTrust common stock with an aggregate value equal to Ensign’s E&P allocated to CareTrust. The portion that will be paid in cash will be determined by CareTrust at the time the dividend is declared, but will be at least 20% and not more than 25% of the total amount paid to all stockholders.

Derivatives and Hedging Activities—The Company evaluates variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset most of its variable risk exposure by entering into interest rate swap agreements. It is the Company’s policy to only utilize derivative instruments for hedging purposes (i.e. not for speculation). The Company formally designates its interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility (as defined below). As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the Condensed Consolidated and Combined Statements of Operations. There was no outstanding interest rate swap contract as of June 30, 2014.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

Stock-Based Compensation—The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Net income (loss) reflects stock-based compensation expense of $4 and $4 for the three months ended June 30, 2014 and 2013, respectively, and $8 and $11 for the six months ended June 30, 2014 and 2013, respectively.

Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on our owned properties. See Note 8, Concentration of Risk for a discussion of major operator concentration.

Segment Disclosures—The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.

Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings Per Share”. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the three and six months ended June 30, 2014 and 2013, were retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2014 and 2013 and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(10,342)	$541	$(10,740)	$1,066

Earnings (loss) per common share:
Basic	$(0.47)	$0.02	$(0.48)	$0.05

Diluted	$(0.47)	$0.02	$(0.48)	$0.05

Determination of shares:
Weighted-average common shares outstanding, basic	22,231	22,228	22,230	22,228
Assumed conversion of restricted stock awards	—	208	—	208

Weighted-average common shares outstanding, diluted	22,231	22,436	22,230	22,436

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

Recently Issued Accounting Standards Update—In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, below income from continuing operations and income from discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently assessing the impact of adopting the new guidance but does not believe it will have a material effect on income from operations or the Company’s financial position.

3.	REAL ESTATE INVESTMENTS, NET

The following tables summarize our investment in owned properties at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Land	$74,133	$75,112
Buildings and improvements	392,521	380,940
Integral equipment, furniture and fixtures	46,080	66,932

Real estate properties	512,734	522,984
Accumulated depreciation	(92,675)	(97,981)

Real estate properties, net	$420,059	$425,003

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

4.	FAIR VALUE MEASUREMENTS

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

During the six months ended June 30, 2014, the Company measured the following assets and liabilities at fair value:

	June 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Recurring basis:
Interest rate swap	$—	$—	$—	$—	$1,828	$—	$1,828	$—

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying condensed consolidated and combined balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the “Senior Credit Facility”), in July 2011, Ensign entered into an interest rate swap agreement in accordance with its policy to reduce risk from volatility in the statement of operations due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortized concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap was designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $168 and $423 for the three and six months ended June 30, 2014 and $262 and $514 for the three and six months ended June 30, 2013, respectively.

Effective May 30, 2014, the Company de-designated its interest rate swap agreement that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the Company recognized a loss of $1,661 to interest expense from accumulated other comprehensive loss. See Note 6, Debt for additional information.

There was no outstanding interest rate swap agreement as of June 30, 2014. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2013.

Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 using Level 3 inputs:

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

	June 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	$260,000	$260,000	$260,000	$—	$—	$—
Senior secured revolving credit facility	$—	$—	$—	$78,701	$78,701	$78,701
Mortgage notes payable	$99,504	$99,504	$103,906	$115,682	$114,982	$114,982
Senior secured term loan	$—	$—	$—	$65,624	$65,624	$65,624

Cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.

Senior secured notes payable, senior secured revolving credit facility, mortgage notes payable, and senior secured term loan: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

5.	RELATED PARTY TRANSACTIONS

Allocation of corporate expenses—The condensed consolidated and combined balance sheets and statements of operations of the Company include Ensign assets and liabilities that are specifically identifiable or otherwise attributable to the Company. The specific identification methodology was utilized for all of the items on the condensed statements of operations excluding general corporate expenses. For each of the periods presented, Ensign Properties’ operations were fully integrated with Ensign, including executive management, finance, treasury, corporate income tax, human resources, legal services and other shared services. These costs are allocated to the Company on a systematic basis utilizing a direct usage basis when identifiable, with the remainder allocated on time study, or percentage of the total revenues. The primary allocation method was a time study based on time devoted to Ensign Properties’ activities.

Allocation of expenses for these general and administrative services of $6,009 and $730 for the three months ended June 30, 2014 and 2013, respectively, and $7,912 and $1,068 for the six months ended June 30, 2014

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

and 2013, respectively, are reflected in general and administrative, in addition to direct expenses which are included in total expenses. The Company’s financial statements may not be indicative of the future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the periods presented.

Rental income from Ensign—The Company has one tenant, Ensign, from which it derives rental income through operating lease agreements. Ensign is a holding company with no direct operating assets, employees, or revenue. All of Ensign’s operations are conducted by separate independent subsidiaries, each of which has its own management, employees and assets. The rental income generated from the operating lease agreements is presented separately in the consolidated and combined statements of operations. See Note 8, Concentration of Risk for a discussion of major operator concentration.

Centralized cash management system—Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the condensed consolidated and combined statements of cash flows and “Invested capital” on the condensed consolidated and combined balance sheets. The “Net contribution from Ensign” was $4,356 and $21,521 for the six months ended June 30, 2014 and 2013, respectively.

6.	DEBT

The Company had debt outstanding of $359,504 as of June 30, 2014. Debt, net of discount, as of December 31, 2013 of $259,307, represents the balance from Ensign that is directly attributable to the Company. In addition to the attribution of debt, Ensign has also attributed the corresponding interest rate swap agreement on the Senior Credit Facility to the Company.

Senior Unsecured Notes Payable

On May 30, 2014, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (“Capital Corp.” and, together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and expect to use the remaining net proceeds of the offering to pay the cash portion of the Purging Distribution, and for working capital purposes, to fund acquisitions and for general corporate purposes. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014.

The Issuers may redeem the Notes any time prior to June 1, 2017 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make whole” premium described in the indenture governing the Notes and, at any time on or after June 1, 2017, at the redemption prices set forth in the indenture. In addition, at any time on or prior to June 1, 2017, up to 35% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and certain of the Company’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 9, Summarized Condensed Consolidating and Combining Information.

The indenture contains covenants limiting the ability of the Company and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. The indenture also requires the Company and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.

As of June 30, 2014, the Company was in compliance with all applicable financial covenants under the indenture.

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”) with the several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Agreement is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Agreement is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of June 30, 2014, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three and six months ended June 30, 2014, the Company incurred $65 of commitment fees.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio; a maximum secured debt to asset value ratio; a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2014, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $99.0 million as of June 30, 2014, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $48.3 million as of June 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $50.7 million as of June 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016.

The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants. As of June 30, 2014, we were in compliance with all applicable covenants under the GECC Loan.

Promissory Notes with Johnson Land Enterprises, Inc.

On October 1, 2009, Ensign entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10,000. On May 30, 2014, in connection with the Spin-Off, three of the promissory notes were paid in full and the remaining promissory note was assumed by the Company. The remaining promissory note bears interest at 6.0%, principal and interest is payable monthly through September 30, 2019. The promissory note is collateralized by a deed of trust on real property, an assignment of rent and a security agreement. At June 30, 2014, the outstanding principal balance on the promissory note was $607 and is included in mortgage notes payable on the condensed consolidated and combined balance sheets.

Senior Credit Facility

On July 15, 2011, Ensign entered into the Senior Credit Facility in an aggregate principal amount of up to $150,000 comprised of a $75,000 revolving credit facility and a $75,000 term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortize in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Amounts borrowed pursuant to the Senior Credit Facility were guaranteed by certain of Ensign’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, Ensign, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 4, Fair Value Measurements.

On May 30, 2014, the Senior Credit Facility was terminated and the outstanding obligations with respect to the Senior Credit Facility were paid in full in connection with the Spin-Off.

Promissory Note with RBS Asset Finance, Inc.

On February 17, 2012, two of Ensign’s real estate holding subsidiaries executed a promissory note in favor of RBS Asset Finance, Inc. (“RBS”) for an aggregate of $21,525 (the “2012 RBS Loan”). The 2012 RBS Loan was secured by Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the properties owned by the borrowers and other related instruments and agreements, including without limitation a promissory note and an Ensign guaranty. The 2012 RBS Loan had a fixed interest rate of 4.75%.

On May 30, 2014, the 2012 RBS Loan was paid in full in connection with the Spin-Off.

Promissory Note with RBS Asset Finance, Inc.

On December 31, 2010, four of Ensign’s real estate holding subsidiaries executed a promissory note with RBS for an aggregate of $35,000 (“RBS Loan”). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties and other related instruments and agreements, including without limitation a promissory note and an Ensign guaranty. The RBS Loan had a fixed interest rate of 6.04%.

On May 30, 2014, the RBS Loan was paid in full in connection with the Spin-Off.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan is insured with the U.S. Department of Housing and Urban Development (“HUD”), which subjects the facility to HUD oversight and periodic inspections. The mortgage loan was secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

On May 30, 2014, the mortgage loan was paid in full in connection with the Spin-Off.

In connection with the debt retirements, the Company incurred losses of $5,728 consisting of $4,067 in repayment penalty and write-off of unamortized debt discount and deferred financing costs and $1,661 of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest rate swap agreement. The charges and loss were recognized in the second quarter of 2014.

During the three and six months ended June 30, 2014, the Company incurred $6,452 and $9,779 of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2014 was $291 and $466 of amortization of deferred financing costs, $20 and $51 of amortization of debt discount, respectively, and $1,661 of loss on settlement of interest rate swap for both periods. During the three and six months ended June 30, 2013, the Company incurred $3,073 and $6,183 of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2013 was $175 and $350 of amortization of deferred financing costs and $30 and $61 of amortization of debt discount, respectively. As of June 30, 2014 and December 31, 2013, the Company’s interest payable was $1,812 and $624, respectively.

7.	COMMITMENTS AND CONTINGENCIES

U.S. Government Settlement—In October 2013, Ensign completed and executed a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Justice (“DOJ”). This settlement agreement fully and finally resolves a DOJ investigation of Ensign related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in California and any ancillary claims which have been pending since 2006. Pursuant to the settlement agreement, Ensign made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. Ensign has denied engaging in any illegal conduct, and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, Ensign entered into a five-year corporate integrity agreement with the Office of Inspector General-HHS (the “CIA”). The CIA acknowledges the existence of Ensign’s current compliance program, and requires that Ensign continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Ensign is also required to maintain several elements of its existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that Ensign conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

Participation in federal healthcare programs by Ensign is not affected by the Settlement Agreement or the CIA. In the event of an uncured material breach of the CIA, Ensign could be excluded from participation in federal healthcare programs and/or subject to prosecution. The Company is subject to certain continuing operational obligations as part of Ensign’s compliance program pursuant to the CIA, but otherwise has no liability related to the DOJ investigation.

Legal Matters—None of the Company or any of its subsidiaries is a party to, and none of their respective properties are the subject of, any material legal proceedings.

8.	CONCENTRATION OF RISK

Major operator concentration – The Company has one tenant, Ensign, from which the Company has derived substantially all of its overall revenue during the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, our 94 skilled nursing and assisted living facilities had a total of 10,121 licensed beds and are located

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, and our three independent living facilities have a total of 264 units and are located in Texas and Utah. The three states in which the Company had its highest concentration of properties were California, Texas, Utah and Arizona.

Ensign’s financial statements can be found at Ensign’s website http://www.ensigngroup.net.

9.	SUMMARIZED CONDENSED CONSOLIDATING AND COMBINING INFORMATION

The 5.875% Senior Notes due 2021 issued by the Issuers on May 30, 2014 are jointly and severally, fully and unconditionally, guaranteed by CareTrust REIT, Inc., as the parent guarantor (the “Parent Guarantor”), and certain 100% owned subsidiaries of the Parent Guarantor other than the Issuers (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”), subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor is sold or sells all or substantially all of its assets, the Subsidiary Guarantor is designated “unrestricted” for covenant purposes under the indenture governing the Notes, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the Indenture have been satisfied.

The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors:

CareTrust REIT, Inc. – The Parent Guarantor was formed on October 29, 2013 in anticipation of the Spin-Off and the related transactions and was a wholly owned subsidiary of Ensign prior to the effective date of the Spin-Off on June 1, 2014. The Parent Guarantor did not conduct any operations or have any business prior to the date of issuance of the Notes and the consummation of the Spin-Off related transactions.

CTR Partnership, L.P. and CareTrust Capital Corp. – The Issuers, each of which is a 100% owned subsidiary of the Parent Guarantor, were formed on May 8, 2014 and May 9, 2014, respectively, in anticipation of the Spin-Off and the related transactions. The Issuers did not conduct any operations or have any business prior to the date of issuance of the Notes and the consummation of the Spin-Off related transactions.

Subsidiary Guarantors – Each of the Subsidiary Guarantors is a 100% owned subsidiary of the Parent Guarantor. Prior to the consummation of the Spin-Off, each of the Subsidiary Guarantors was a wholly owned subsidiary of Ensign. The Ensign Properties entities consist of the Subsidiary Guarantors (other than the general partner of the Operating Partnership which was formed on May 8, 2014 in anticipation of the Spin-Off and the related transactions) and the subsidiaries of the Parent Guarantor that are not Subsidiary Guarantors or Issuers (collectively, the “Non-Guarantor Subsidiaries”).

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Parent Guarantor, the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries with respect to the Notes. This summarized financial information has been prepared from the financial statements of the Company and Ensign Properties and the books and records maintained by the Company and Ensign Properties. As described above, the Parent Guarantor and the Issuers were not in existence during the periods covered by such financial information.

The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Parent Guarantor, the Issuers, the Subsidiary Guarantors or the Non-Guarantor Subsidiaries all been in existence or operated as independent entities during the relevant period or had the Ensign Properties entities been operated as subsidiaries of the Parent Guarantor during such period.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

JUNE 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$—	$374,611	$45,448	$—	$420,059
Cash and cash equivalents	—	80,345	—	—	—	80,345
Accounts receivable	—	—	1,764	107	—	1,871
Prepaid expenses and other assets	—	76	1	—	—	77
Deferred financing costs, net	—	10,268	—	732	—	11,000
Investment in subsidiaries	147,658	320,426	—	—	(468,084)	—

Total assets	$147,658	$411,115	$376,376	$46,287	$(468,084)	$513,352

Liabilities and Invested Equity:
Senior unsecured notes payable	$—	$260,000	$—	$—	$—	$260,000
Mortgage notes payable	—	—	607	98,897	—	99,504
Accounts payable and accrued liabilities	—	3,457	2,029	704	—	6,190

Total liabilities	—	263,457	2,636	99,601	—	365,694

Stockholders’ Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 22,245,868 shares issued and outstanding as of June 30, 2014	222	—	—	—	—	222
Additional paid-in capital	146,980	147,658	373,740	(53,314)	(468,084)	146,980
Retained Earnings	456	—	—	—	—	456

Total stockholders’ equity	147,658	147,658	373,740	(53,314)	(468,084)	147,658

Total liabilities and stockholders’ equity	$147,658	$411,115	$376,376	$46,287	$(468,084)	$513,352

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED COMBINED BALANCE SHEETS

DECEMBER 31, 2013

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Assets:
Real estate investments, net	$379,754	$45,249	$425,003
Cash and cash equivalents	895	—	895
Accounts receivable	20	—	20
Prepaid expenses and other assets	367	521	888
Deferred tax assets	705	154	859
Deferred financing costs, net	2,511	290	2,801

Total assets	$384,252	$46,214	$430,466

Liabilities and Invested Equity:
Senior secured revolving credit facility	$78,701	$—	$78,701
Mortgage notes payable	66,117	48,865	114,982
Senior secured term loan	65,624	—	65,624
Interest rate swap	1,828	—	1,828
Accounts payable and accrued liabilities	5,316	467	5,783
Deferred tax liabilities	705	154	859

Total liabilities	218,291	49,486	267,777
Invested Equity:
Invested equity	167,789	(3,272)	164,517
Accumulated other comprehensive loss	(1,828)	—	(1,828)

Total invested equity	165,961	(3,272)	162,689

Total liabilities and invested equity	$384,252	$46,214	$430,466

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated and Combined
Revenues:
Rental income	$—	$—	$10,252	$1,953	$—	$12,205
Tenant reimbursement	—	—	1,112	125	—	1,237
Other revenue	—	—	623	—	—	623

Total revenues	—	—	11,987	2,078	—	14,065

Expenses:
Depreciation and amortization	—	—	5,145	925	—	6,070
Interest expense	—	1,491	3,868	1,093	—	6,452
Loss on extinguishment of debt	—	—	4,067	—	—	4,067
Property taxes	—	—	1,112	125	—	1,237
Operating expenses	—	—	555	—	—	555
General and administrative	—	6,009	—	—	—	6,009

Total expenses	—	7,500	14,747	2,143	—	24,390
(Loss) Income in Subsidiary	(10,342)	(2,842)	—	—	13,184	—

(Loss) income before provision for income taxes	(10,342)	(10,342)	(2,760)	(65)	13,184	(10,325)
Provision for income taxes	—	—	22	(5)	—	17

Net (loss) income	$(10,342)	$(10,342)	$(2,782)	$(60)	$13,184	$(10,342)

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Revenues:
Rental income	$8,856	$1,375	$10,231
Tenant reimbursement	1,073	146	1,219
Other revenue	602	—	602

Total revenues	10,531	1,521	12,052

Expenses:
Depreciation and amortization	4,955	847	5,802
Interest expense	2,122	951	3,073
Property taxes	1,073	146	1,219
Acquisition costs	211	—	211
Operating expenses	415	—	415
General and administrative	730	—	730

Total expenses	9,506	1,944	11,450

(Loss) income before provision for income taxes	1,025	(423)	602
Provision for income taxes	45	16	61

Net (loss) income	$980	$(439)	$541

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated and Combined
Revenues:
Rental income	$—	$—	$19,787	$3,441	$—	$23,228
Tenant reimbursement	—	—	2,245	253	—	2,498
Other revenue	—	—	1,210	—	—	1,210

Total revenues	—	—	23,242	3,694	—	26,936

Expenses:
Depreciation and amortization	—	—	10,416	1,853	—	12,269
Interest expense	—	1,492	6,283	2,004	—	9,779
Loss on extinguishment of debt	—	—	4,067	—	—	4,067
Property taxes	—	—	2,245	253	—	2,498
Operating expenses	—	—	1,098	—	—	1,098
General and administrative	—	7,912	—	—	—	7,912

Total expenses	—	9,404	24,109	4,110	—	37,623
(Loss) Income in Subsidiary	(10,740)	(1,336)	—	—	12,076	—

(Loss) income before provision for income taxes	(10,740)	(10,740)	(867)	(416)	12,076	(10,687)
Provision for income taxes	—	—	53	—	—	53

Net (loss) income	$(10,740)	$(10,740)	$(920)	$(416)	$12,076	$(10,740)

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Revenues:
Rental income	$17,013	$2,723	$19,736
Tenant reimbursement	2,146	292	2,438
Other revenue	1,214	—	1,214

Total revenues	20,373	3,015	23,388

Expenses:
Depreciation and amortization	9,712	1,680	11,392
Interest expense	4,312	1,871	6,183
Property taxes	2,146	292	2,438
Acquisition costs	211	—	211
Operating expenses	946	—	946
General and administrative	930	138	1,068

Total expenses	18,257	3,981	22,238

Income (loss) before provision for income taxes	2,116	(966)	1,150
Provision for income taxes	84	—	84

Net income (loss)	$2,032	$(966)	$1,066

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated and Combined
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,492)	$15,394	$1,563	$(7,912)	$7,553

Cash flows from investing activities:
Acquisition of real estate	—	—	—	—	—	—
Purchases of equipment, furniture, and fixtures	—	—	(14,648)	(4,361)	—	(19,009)
Cash proceeds from the sale of equipment, furniture and fixtures	—	—	—	—	—	—
Intercompany financing	—	(165,728)	—	—	165,728	—

Net cash provided by (used in) investing activities	—	(165,728)	(14,648)	(4,361)	165,728	(19,009)

Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	—	260,000	—	—	—	260,000
Proceeds from the senior secured revolving credit facility	—	—	10,000	—	—	10,000
Proceeds from the issuance of mortgage notes payable	—	—	—	50,676	—	50,676
Payments on the senior secured revolving credit facility		—	(88,701)	—	—	(88,701)
Payments on the mortgage notes payable	—	—	(66,856)	—	—	(66,856)
Payments on the senior secured term loan	—	—	(65,624)	—	—	(65,624)
Payments of deferred financing costs		(12,435)	—	(510)	—	(12,945)
Net contribution from Ensign	—	—	52,385	(48,029)	—	4,356
Distributions to Issuers	—	—	(7,912)	—	7,912	—
Intercompany financing	—	—	165,067	661	(165,728)	—

Net cash (used) provided by financing activities	—	247,565	(1,641)	2,798	(157,816)	90,906

Net increase (decrease) in cash and cash equivalents	—	80,345	(895)	—	—	79,450
Cash and cash equivalents beginning of period	—	—	895	—	—	895

Cash and cash equivalents end of period of period	$—	$80,345	$—	$—	$—	$80,345

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Continued)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net cash provided by operating activities	$12,122	$935	$13,057

Cash flows from operating activities:
Acquisition of real estate	(31,292)	—	(31,292)
Purchases of equipment, furniture, and fixtures	(7,505)	(1,992)	(9,497)
Cash proceeds from the sale of equipment, furniture and fixtures	566	—	566

Net cash used in investing activities	(38,231)	(1,992)	(40,223)

Cash flows from financing activities:
Proceeds from the senior secured revolving credit facility	10,000	—	10,000
Payments on the mortgage notes payable	(1,108)	(598)	(1,706)
Payments on the senior secured term loan	(1,875)	—	(1,875)
Payments of deferred financing costs	(730)	—	(730)
Net contribution from Ensign	19,866	1,655	21,521

Net cash provided by financing activities	26,153	1,057	27,210

Net increase in cash and cash equivalents	44	—	44
Cash and cash equivalents, beginning of period	735	—	735

Cash and cash equivalents, end of period	$779	$—	$779

10.	SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the condensed consolidated and combined financial statements are issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off and our ability to successfully conduct our business following the Spin-Off; (ii) the ability and willingness of Ensign to meet and/or perform its obligations under the contractual arrangements that it entered into with us in connection with the Spin-Off, including the Master Leases (as defined below), and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of Ensign to comply with laws, rules and regulations in the operation of the properties we lease to it; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to qualify or maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of Part II of this report.

Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.

Overview

CareTrust REIT, Inc. (“CareTrust” or the “Company”) was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of June 30, 2014, CareTrust’s portfolio consisted of 97 skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). All of these properties are leased to Ensign on a triple-net basis under multiple long-term leases (each, a “Master Lease”), except for three ILFs that CareTrust operates. As of June 30, 2014, the 94 facilities leased to Ensign had a total of 10,121 operational beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, and the three ILFs operated by CareTrust had a total of 264 units and are located in Texas and Utah.

We are a separate and independent publicly traded, self-administered, self-managed REIT primarily engaged in the ownership, acquisition and leasing of healthcare-related properties. We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes.

We intend to elect to be taxed and intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2014. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Components of our Revenues and Expenses

Revenues

Our earnings are primarily attributable to the rental revenue from the lease of our properties to Ensign pursuant to the Master Leases. The Master Leases consist of eight triple-net leases pursuant to which Ensign is responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. The rent is a fixed component that was initially set near the time of the Spin-Off. The annual revenues from the Master Leases are currently $56.0 million. Commencing June 1, 2016, the annual revenues from the Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent.

General and Administrative Expenses

General and administrative costs consist of items such as compensation costs (including stock based compensation awards), professional services, office costs and other costs associated with administrative activities. To the extent requested by us, Ensign will provide us with certain administrative and support services on a transitional basis pursuant to a transition services agreement. The fees charged to us by Ensign for these transition services approximate the actual cost incurred by Ensign in providing such transition services to us for the relevant period.

General and administrative expenses are anticipated to be approximately $4.5 million to $5.0 million in the first year after the Spin-Off, consisting of cash compensation, professional services, administration and other costs and transitional services costs. These amounts were determined based on the experience of management and discussions with outside service providers, consultants and advisors. Non-cash stock-based compensation, incentive-based cash compensation and acquisition costs are not included in these amounts. The details of our future anticipated equity grants and incentive-based cash compensation have not yet been determined for our executive officers. The amount of compensation-related expense, including incentive-based cash compensation and non-cash stock compensation expense, actually incurred by us in the first year after the Spin-Off will be based on determinations by our compensation committee.

Depreciation and Amortization Expense

We incur depreciation and amortization expense for the property and equipment transferred to us from Ensign, and we expect such expense to be approximately $22 million in the first year after the Spin-Off. This amount was determined based on annualizing the depreciation and amortization expense for the six months ended June 30, 2014 and taking into account certain assets that were not transferred to CareTrust.

Revenues and Operating Expenses of Our Independent Living Operations

We own and operate three independent living facilities (“ILFs”). We anticipate these three ILFs will generate annual net revenues of approximately $2.5 million and incur annual operating expenses of approximately $2.2 million in the first year after the Spin-Off. These amounts were determined based on annualizing the net revenues and operating expenses of these facilities for the six months ended June 30, 2014.

Interest Expense

We incur interest expense from our borrowing obligations. Our debt outstanding as of June 30, 2014 was approximately $359.5 million, and our annual interest costs are approximately $24 million which includes deferred financing costs. Our weighted average interest rate is approximately 5.8%. See “ — Liquidity and Capital Resources” below for more information.

Results of Operations

Basis of Presentation

Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and were derived from the accounting records of Ensign (which are not included in this report). These statements reflect the combined historical financial condition and results of operations of the carve-out business of the entities that own the SNFs, ALFs and ILFs that we own, and the operations of the three ILFs that we operate, in accordance with U.S. generally accepted accounting principles (“GAAP”). Subsequent to the Spin-Off, the financial statements were prepared on a consolidated basis as the entities that own the properties are now wholly owned subsidiaries of the Company. All intercompany transactions and accounts have been eliminated.

Operating Results

Our primary business consists of acquiring, financing and owning real property to be leased to third party tenants in the healthcare sector. As of June 30, 2014, the 94 facilities leased to Ensign had a total of 10,121 operational beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, and the three ILFs operated by CareTrust had a total of 264 units and are located in Texas and Utah.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2014	2013
	(dollars in thousands)
Revenues:
Rental income	$12,205	$10,231	$1,974	19%
Tenant reimbursement	1,237	1,219	18	1%
Other revenue	623	602	21	3%
Expenses:
Depreciation and amortization	6,070	5,802	268	5%
Interest expense	6,452	3,073	3,379	110%
Loss on extinguishment of debt	4,067	—	4,067	*
Property taxes	1,237	1,219	18	1%
Acquisition costs	—	211	(211)	*
Operating expenses	555	415	140	34%
General and administrative	6,009	730	5,279	*
Provision for income taxes	17	61	(44)	73%

*	not meaningful

Rental income. Rental income was $12.2 million for the three months ended June 30, 2014 compared to $10.2 million for the three months ended June 30, 2013. The $2.0 million increase in rental income is due to the incremental new rent in place after the Spin-Off of $0.9 million and an increase of $1.1 million from ten properties acquired after January 1, 2013.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million or 5% for the three months ended June 30, 2014 to $6.1 million compared to $5.8 million for the three months ended June 30, 2013. The $0.3 million increase in depreciation and amortization was primarily due to 10 properties acquired after January 1, 2013.

Interest expense. Interest expense increased $3.4 million or 110% for the three months ended June 30, 2014 to $6.5 million compared to $3.1 for the three months ended June 30, 2013. The increase was due to higher net borrowings after the Spin-Off as well as higher borrowings prior to the Spin-Off as compared to the prior year three month period and a $1.7 million loss on the settlement of an interest rate swap in the three months ended June 30, 2014 as a result of the early retirement of Ensign’s senior credit facility.

Loss on extinguishment of debt. As a result of the Spin-Off, the Company incurred prepayment penalties associated with the early retirement of some of the mortgage notes payable, and also wrote-off the deferred financing fees and debt discount associated with the repaid debt.

General and administrative expense. General and administrative expense increased $5.3 million for the three months ended June 30, 2014 to $6.0 million compared to $0.7 million for the three months ended June 30, 2013. The $5.3 million increase is primarily related to legal and other costs related to the Spin-Off.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013:

	Six Months Ended June 30,		Increase	Percentage
	2014	2013	(Decrease)	Difference
	(dollars in thousands)
Revenues:
Rental income from Ensign	$23,228	$19,736	$3,492	18%
Tenant reimbursement	2,498	2,438	60	2%
Other revenue	1,210	1,214	(4)	*
Expenses:
Depreciation and amortization	12,269	11,392	877	8%
Interest expense	9,779	6,183	3,596	58%
Loss on extinguishment of debt	4,067	—	4,067	*
Property taxes	2,498	2,438	60	2%
Acquisition costs	—	211	(211)	*
Operating expenses	1,098	946	152	16%
General and administrative	7,912	1,068	6,844	*
Provision for income taxes	53	84	(31)	(37)%

*	not meaningful

Rental income from Ensign. Rental income was $23.2 million for the six months ended June 30, 2014 compared to $19.7 million for the six months ended June 30, 2013. The $3.5 million increase in rental income is primarily due to an increase of $2.6 million from ten properties acquired after January 1, 2013 and $0.9 million from the incremental new rent in place after the Spin-Off.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million or 8% for the six months ended June 30, 2014 to $12.3 million compared to $11.4 million for the six months ended June 30, 2013. The $0.9 million increase in depreciation and amortization was primarily due to the 10 properties acquired after January 1, 2013.

Interest expense. Interest expense increased $3.6 million or 58% for the six months ended June 30, 2014 to $9.8 million compared to $6.2 million for the six months ended June 30, 2013. The increase was due to higher net borrowings after the Spin-Off as well as higher borrowings prior to the Spin-Off as compared to the prior year six month period and a $1.7 million loss on the settlement of an interest rate swap in the six months ended June 30, 2014 as a result of the early retirement of Ensign’s senior credit facility.

Loss on extinguishment of debt. As a result of the Spin-Off, the Company incurred prepayment penalties associated with the early retirement of some of the mortgage notes payable, and also wrote-off the deferred financing fees and debt discount associated with the repaid debt.

General and administrative expense. General and administrative expense increased $6.8 million for the six months ended June 30, 2014 to $7.9 million compared to $1.1 million for the six months ended June 30, 2013. The $6.8 million increase is primarily related to legal and other costs related to the Spin-Off.

Liquidity and Capital Resources

We will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly dividends to common stockholders from cash flow from operating activities. All such dividends are at the discretion of our board of directors.

In order to comply with certain REIT qualification requirements, we will declare and distribute a special dividend to stockholders equal to the amount of accumulated earnings and profits, or “E&P,” allocated to the Company in the Spin-Off. We refer to this special dividend as the “Purging Distribution” because it is intended to purge the Company of E&P attributable to the period prior to our first taxable year as a REIT. The amount of accumulated E&P allocated to us in the Spin-Off will be based on applicable tax principles and will not correspond to retained earnings in historical financial statements because of differences between tax and book income and expenses. We expect to make the Purging Distribution by December 31, 2014. The total amount of Ensign’s E&P immediately prior to the Spin-Off is estimated to be between $350.0 million and $385.0 million. The amount of Ensign’s E&P allocated to us will depend on the final determination of Ensign’s E&P and the relative trading value of CareTrust common stock and Ensign common stock following the Spin-Off. We will pay the Purging Distribution in a combination of cash and shares of CareTrust common stock with an aggregate value equal to the E&P allocated to us. Our board of directors will determine the portion that will be paid in cash at the time the dividend is declared, but will be at least 20% and not more than 25% of the total amount paid to all stockholders.

We believe that our available cash, expected operating cash flows and the availability under our senior secured revolving credit facility (the “Credit Facility”) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following the Spin-Off.

We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us pursuant to the Credit Facility, future borrowings or the proceeds from additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.

Although we are subject to restrictions on our ability to incur indebtedness, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common stock or other debt or equity securities, on terms that are acceptable to us or at all.

Cash Flows

The following table presents selected data from our consolidated and combined statements of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2014	2013

Net cash provided by operating activities	$7,553	$13,057
Net cash used in investing activities	(19,009)	(40,223)
Net cash provided by financing activities	90,906	27,210

Net increase in cash and cash equivalents	79,450	44
Cash and cash equivalents at beginning of period	895	735

Cash and cash equivalents at end of period	$80,345	$779

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net cash provided by operating activities for the six months ended June 30, 2014 was $7.6 million compared to $13.1 million for the six months ended June 30, 2013, a decrease of $5.5 million. The decrease was primarily due to an increase of $6.8 million of general and administrative expenses for costs associated with the Spin-Off and $2.0 million of prepayment penalties associated with the early retirement of debt offset by an increase of $3.5 million in rental income.

Net cash used in investing activities for the six months ended June 30, 2014 was $19.0 million compared to $40.2 million for the six months ended June 30, 2013, a decrease of $21.2 million. The decrease was primarily the result of a $31.3 million decrease in acquisitions offset by a $9.5 million increase in purchases of equipment, furniture and fixtures.

Net cash provided by financing activities for the six months ended June 30, 2014 was $90.9 million compared to $27.2 million for the six months ended June 30, 2013, an increase of $63.7 million. This increase was primarily due to a net increase in debt totaling $93.1 million offset by a decrease in net contribution from Ensign of $17.2 million and net cash payments of deferred financing costs of $12.2 million.

Indebtedness

Senior Unsecured Notes

On May 30, 2014, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (“Capital Corp.” and, together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and expect to use the remaining net proceeds of the offering to pay the cash portion of the Purging Distribution, and for working capital purposes, to fund acquisitions and for general corporate purposes. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014.

The Issuers may redeem the Notes any time prior to June 1, 2017 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make whole” premium described in the indenture governing the Notes and, at any time on or after June 1, 2017, at the redemption prices set forth in the indenture. In addition, at any time on or prior to June 1, 2017, up to 35% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding. If certain changes of control of CareTrust occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust and certain of CareTrust’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 9, Summarized Condensed Consolidating and Combining Information to our condensed consolidated and combined financial statements.

The indenture contains covenants limiting the ability of CareTrust and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. The indenture also requires CareTrust and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.

As of June 30, 2014, we were in compliance with all applicable financial covenants under the indenture.

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”) with the several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Agreement is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Agreement is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of June 30, 2014, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three and six months ended June 30, 2014, the Company incurred $65 of commitment fees.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio; a maximum secured debt to asset value ratio; a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2014, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $99.0 million as of June 30, 2014, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $48.3 million as of June 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $50.7 million as of June 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016.

The GECC Loan is guaranteed by CareTrust, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants.

We expect to use the proceeds from the additional advance under the GECC Loan for working capital purposes, to fund acquisitions and for general corporate purposes.

As of June 30, 2014, we were in compliance with all applicable covenants under the GECC Loan.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to less than 5 Years	More than 5 years
Senior Unsecured Notes (1)	$366,925	$15,275	$30,550	$30,550	$290,550
Credit Facility (2)	2,938	750	1,500	688	—
Mortgage Notes Payable (3)	115,772	8,142	107,320	266	44

Total	$485,635	$24,167	$139,370	$31,504	$290,594

(1)	Amounts include interest payments of $106.9 million.
(2)	Represents the unused revolving credit facility fee.
(3)	Amounts include interest payments of $16.0 million.

Capital Expenditures

We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under the Master Leases are generally the responsibility of the tenant, except that the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property.

Critical Accounting Policies

Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated and combined financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, real estate properties, impairment of long-lived assets, fair value of financial instruments, revenue recognition and derivatives and hedging activities as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated and combined financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated and combined financial statements, the resulting changes could have a material adverse effect on our consolidated and combined results of operations and, in certain situations, could have a material adverse effect on our consolidated and combined financial condition.

Emerging Growth Company

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

Income Taxes

We anticipate that we will qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2014, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Historically, our operations have been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by Ensign. Income tax expense and other income tax related information contained in these consolidated and combined financial statements are presented on a separate tax return basis as if we filed our own tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, our consolidated and combined financial statements may not necessarily reflect our income tax expense or tax payments in the future, or what our tax amounts would have been if we had been a stand-alone company during the periods presented.

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates in effect when such temporary differences are expected to reverse. We generally expect to fully utilize our deferred tax assets; however, when necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.

When we take uncertain income tax positions that do not meet the recognition criteria, we record a liability for underpayment of income taxes and related interest and penalties, if any. In considering the need for and magnitude of a liability for such positions, we must consider the potential outcomes from a review of the positions by the taxing authorities.

In determining the need for a valuation allowance or the need for and magnitude of liabilities for uncertain tax positions, we make certain estimates and assumptions. These estimates and assumptions are based on, among other things, knowledge of operations, markets, historical trends and likely future changes and, when appropriate, the opinions of advisors with knowledge and expertise in relevant fields. Due to certain risks associated with our estimates and assumptions, actual results could differ.

Real Estate Properties

Real estate properties consist of land, buildings and improvements, integral equipment, furniture and fixtures, and are stated at historical cost. Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset. Repair and maintenance costs are charged to expense as incurred, and significant replacements and betterments are capitalized.

Impairment of Long-Lived Assets

Management periodically evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. Management also assesses the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

If we decide to sell real estate properties, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell.

In the event of impairment, the fair value of the real estate investment is determined by market research, which includes valuing the property in its current use as well as other alternative uses, and involves significant judgment. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results.

Revenue Recognition

We recognize rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor, and, with respect to purchasing goods and services from third-party suppliers, we have discretion in selecting the supplier and bear the associated credit risk. The authoritative guidance does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated.

Derivatives and Hedging Activities

We evaluate variable and fixed interest rate risk exposure on a routine basis, and to the extent we believe that it is appropriate, we will offset most of our variable risk exposure by entering into interest rate swap agreements. It is our policy to only utilize derivative instruments for hedging purposes (i.e., not for speculation). We formally designate our interest rate swap agreements as hedges and document all relationships between hedging instruments and hedged items. We formally assess effectiveness of our hedging relationships, both at the hedge inception and on an ongoing basis, then measure and record ineffectiveness. We would discontinue hedge accounting prospectively (1) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (2) when the derivative expires or is sold, terminated or exercised, (3) if it is no longer probable that the forecasted transaction will occur, or (4) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The interest rate swap was settled in the six months ended June 30, 2014, and is carried at fair value on the balance sheet at December 31, 2013.

Dividends

We intend to elect to be taxed and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share.

In order to comply with certain REIT qualification requirements, we will declare and distribute a special dividend to stockholders equal to the amount of accumulated earnings and profits, or “E&P,” allocated to the Company in the Spin-Off. We refer to this special dividend as the “Purging Distribution” because it is intended to purge the Company of E&P attributable to the period prior to our first taxable year as a REIT. The amount of accumulated E&P allocated to us in the Spin-Off will be based on applicable tax principles and will not correspond to retained earnings in historical financial statements because of differences between tax and book income and expenses. We expect to make the Purging Distribution by December 31, 2014. The total amount of Ensign’s E&P immediately prior to the Spin-Off is estimated to be between $350.0 million and $385.0 million. The amount of Ensign’s E&P allocated to us will depend on the final determination of Ensign’s E&P and the relative trading value of CareTrust common stock and Ensign common stock following the Spin-Off. We will pay the Purging Distribution in a combination of cash and shares of CareTrust common stock with an aggregate value equal to the E&P allocated to us. Our board of directors will determine the portion that will be paid in cash at the time the dividend is declared, but will be at least 20% and not more than 25% of the total amount paid to all stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness under the GECC Loan. Approximately $50.7 million of the GECC Loan bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining approximately $48.3 million of the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and thereafter at the floating rate described above.

Our Credit Facility provides for revolving commitments in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. At June 30, 2014, we had $84.2 million in borrowings available under the Credit Facility (given the borrowing base requirements of the Credit Facility), and no outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 1.00% to 1.50% per annum or LIBOR plus a margin ranging from 2.00% to 2.50% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries.

An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, monthly interest expense under the floating rate portion of the GECC Loan would have increased $42,000 for June 2014.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of June 30, 2014, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities” in the Information Statement (as defined below).

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None of the Company or any of its subsidiaries is a party to, and none of their respective properties are the subject of, any material legal proceedings.

Item 1A.	Risk Factors.

We have disclosed under the heading “Risk Factors” in our preliminary information statement (the “Information Statement”) included as Exhibit 99.1 to our Registration Statement on Form 10 (File No. 001-36181), filed with the U.S. Securities and Exchange Commission, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Information Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

Exhibit Number	Description of the Document

2.1	Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 2.1 to the Company’ s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

3.2	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

4.1	Indenture, dated as of May 30, 2014, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

4.2	Form of Note (included in Exhibit 4.1 above).

10.1	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.2	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.3	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.4	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.5	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.6	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.7	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc. (Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.8

Registration Rights Agreement, dated as of May 30, 2014, by and among CTR Partnership, L.P., CareTrust Capital Corp., the guarantors named therein and Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc. and RBC Capital Markets LLC, on behalf of themselves and as representatives of the other initial purchasers named therein (Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.9	Credit Agreement, dated as of May 30, 2014, by and among CareTrust REIT, Inc., CTR Partnership, L.P., the guarantors named therein, SunTrust Bank, as administrative agent, and the lenders party thereto (Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.10	Fifth Amended and Restated Loan Agreement, dated as of May 30, 2014, by and among certain subsidiaries of CareTrust REIT, Inc. as borrowers, and General Electric Capital Corporation as agent and lender (Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

10.11	Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.

August 13, 2014	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

August 13, 2014	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)