Form 10-Q
period 2014-09-30
CareTrust REIT, Inc.
filed 2014-10-30
CIK 1590717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 29, 2014, there were 22,435,938 shares of common stock outstanding.

EXPLANATORY NOTE

This report represents the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 for CareTrust REIT, Inc. (“CareTrust” or the “Company”). Prior to June 1, 2014, CareTrust was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.

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

Effective May 15, 2014, the Company became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of its website at www.caretrustreit.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013

Assets:
Real estate investments, net	$415,021	$425,003
Cash and cash equivalents	88,845	895
Accounts receivable	2,906	20
Prepaid expenses and other assets	367	888
Deferred tax assets	—	859
Deferred financing costs, net	10,804	2,801

Total assets	$517,943	$430,466

Liabilities and Equity:
Senior unsecured notes payable	$260,000	$—
Senior secured revolving credit facility	—	78,701
Mortgage notes payable	98,867	114,982
Senior secured term loan	—	65,624
Interest rate swap	—	1,828
Accounts payable and accrued liabilities	9,451	5,783
Deferred tax liabilities	—	859

Total liabilities	368,318	267,777

Commitments and contingencies (Note 7)

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 22,262,158 shares issued and outstanding as of September 30, 2014	223	—
Additional paid-in capital	146,979	—
Retained earnings	2,423	—
Invested equity	—	164,517
Accumulated other comprehensive loss	—	(1,828)

Total equity	149,625	162,689

Total liabilities and equity	$517,943	$430,466

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Rental income	$14,000	$10,713	$37,228	$30,449
Tenant reimbursement	1,228	1,260	3,726	3,698
Other revenue	656	585	1,866	1,799

Total revenues	15,884	12,558	42,820	35,946

Expenses:
Depreciation and amortization	5,362	5,968	17,631	17,360
Interest expense	5,943	3,151	15,722	9,334
Loss on extinguishment of debt	—	—	4,067	—
Property taxes	1,228	1,260	3,726	3,698
Acquisition costs	—	44	—	255
Operating expenses	586	500	1,684	1,446
General and administrative	798	1,845	8,710	2,913

Total expenses	13,917	12,768	51,540	35,006

Income (loss) before provision for income taxes	1,967	(210)	(8,720)	940
Provision for income taxes	—	63	53	147

Net income (loss)	$1,967	$(273)	$(8,773)	$793

Earnings (loss) per common share:
Basic	$0.09	$(0.01)	$(0.39)	$0.04

Diluted	$0.09	$(0.01)	$(0.39)	$0.04

Weighted-average number of common shares:
Basic	22,255	22,228	22,238	22,228

Diluted	22,436	22,228	22,238	22,436

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$1,967	$(273)	$(8,773)	$793
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	—	(55)	167	863
Reclassification adjustment on interest rate swap	—	—	1,661	—

Comprehensive income (loss)	$1,967	$(328)	$(6,945)	$1,656

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2013	1,000	$—	$—	$—	$164,517	$(1,828)	$162,689
Capital contribution by Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid in capital in conjunction with the Spin-Off (Note 1)	22,244,868	222	146,980	—	(147,202)	—	—
Vesting of restricted common stock	16,290	1	(1)	—	—	—	—
Net income (loss)	—	—	—	2,423	(11,196)	—	(8,773)

Balance, September 30, 2014	22,262,158	$223	$146,979	$2,423	$—	$—	$149,625

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(8,773)	$793
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,631	17,360
Amortization of deferred financing costs and debt discount	1,050	617
Loss on extinguishment of debt	1,998	—
Loss on settlement of interest rate swap	1,661	—
Loss on disposition of equipment, furniture and fixtures	—	23
Change in operating assets and liabilities:
Accounts receivable	(2,886)	7
Prepaid expenses and other assets	387	33
Interest rate swap	(1,661)	—
Accounts payable and accrued liabilities	7,944	3,071

Net cash provided by operating activities	17,351	21,904

Cash flows from investing activities:
Acquisition of real estate	—	(36,967)
Additions to real estate	(254)	—
Purchases of equipment, furniture and fixtures	(19,079)	(13,348)
Cash proceeds from the sale of equipment, furniture and fixtures	—	722

Net cash used in investing activities	(19,333)	(49,593)

Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	260,000	—
Borrowings under senior secured revolving credit facility	10,000	10,000
Proceeds from the issuance of mortgage notes payable	50,676	—
Repayments of borrowings under senior secured revolving credit facility	(88,701)	—
Payments on the mortgage notes payable	(67,493)	(2,570)
Payments on the senior secured term loan	(65,624)	(2,813)
Payments of deferred financing costs	(13,282)	(730)
Net contribution from Ensign (Note 5)	4,356	23,898

Net cash provided by financing activities	89,932	27,785

Net increase in cash and cash equivalents	87,950	96
Cash and cash equivalents beginning of period	895	735

Cash and cash equivalents end of period	$88,845	$831

Supplemental disclosures of cash flow information:
Interest paid	$8,004	$9,345

Income taxes paid	$104	$100

Supplemental schedule of noncash operating, investing and financing activities:
Operating assets and liabilities that were not transferred to CareTrust	$1,042	$—

Equipment, furniture and fixtures that were not transferred to CareTrust	$(11,684)	$—

Net capital distribution to Ensign	$10,475	$—

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

Prior to the Spin-Off, the Company and Ensign entered into a Separation and Distribution Agreement, setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and Ensign. The Company and Ensign or their respective subsidiaries, as applicable, also entered into a number of other agreements to govern the relationship between Ensign and the Company after the Spin-Off, including eight long-term leases (the “Master Leases”), under which Ensign leases 94 healthcare facilities on a triple-net basis.

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

Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2014, the 94 skilled nursing, assisted living and independent living facilities owned by the Company and leased to Ensign had a total of 10,121 operational beds located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The three independent living facilities owned and operated by the Company had a total of 264 units located in Texas and Utah.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

Real Estate Acquisition Valuation— In accordance with ASC 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

The Company’s cash and cash equivalents balance periodically exceeds federally insurable limits. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in our condensed consolidated and combined statements of operations. Accumulated amortization of deferred financing costs was $1,597 and $2,413 at September 30, 2014 and December 31, 2013, respectively.

When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in our condensed consolidated and combined statements of operations.

Revenue Recognition—The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the three and nine months ended September 30, 2014 and 2013, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of September 30, 2014 or December 31, 2013.

As of September 30, 2014, all but three of the Company’s facilities were leased to subsidiaries of Ensign under the Master Leases. The obligations under the Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to a Master Lease will result in a default under all of the Master Leases. The annual revenues from the Master Leases will be $56,000 during each of the first two years of the Master Leases. Commencing in the third year under the Master Leases, the annual revenues from the Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).

As of September 30, 2014, the future minimum rental payments under the Master Leases were:

Year	Amount
Remaining 2014	$14,000
2015	56,000
2016	56,000
2017	56,000
2018	56,000
2019	56,000
Thereafter	578,529

$872,529

For the three and nine months ended September 30, 2014, the Company recognized $14,000 and $18,667, respectively, in rental income from Ensign related to the Master Leases.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

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

The Company expects to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intends to operate as such beginning with its taxable year ending December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared a special dividend to stockholders of $132,000 (the “Special Dividend” or “Purging Distribution”), which represents the amount of accumulated earnings and profits, or “E&P,” allocated to the Company as a result of the Spin-Off. The Special Dividend is intended to purge the Company of accumulated E&P attributable to the period prior to the Company’s first taxable year as a REIT. The Special Dividend will be paid on December 10, 2014, to stockholders of record on October 31, 2014 (the “Record Date”). Each CareTrust stockholder will be permitted to elect to receive such stockholder’s entire distribution in either cash or CareTrust common stock, subject to a requirement that the amount of cash to be distributed in the aggregate to all Company stockholders will be equal to $33,000 (the “Cash Requirement”). Stockholders of record on the Record Date will receive an election form providing for a choice of all cash or all shares, which must be completed and returned by the close of business on December 1, 2014 (the “Election Deadline”). Stockholders electing cash will receive all cash unless the aggregate amount elected by all stockholders is in excess of the Cash Requirement, in which case, cash will be allocated on a pro rata basis to such stockholders so that the aggregate amount paid in cash to all stockholders equals the Cash Requirement, with the balance paid in shares of CareTrust common stock. Stockholders electing all shares, or failing to make an election, will receive only shares of CareTrust common stock unless the Cash Requirement has not been met, in which case, cash will be allocated on a pro rata basis to those stockholders. The number of shares to be distributed will be determined based on the trading price of CareTrust common stock following the Election Deadline.

Derivatives and Hedging Activities—The Company evaluates variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset most of its variable rate risk exposure by entering into interest rate swap agreements. It is the Company’s policy to only utilize derivative instruments for hedging purposes (i.e., not for speculation). The Company formally designates its interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility (as defined below). As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the condensed consolidated and combined statements of operations. There was no outstanding interest rate swap contract as of September 30, 2014.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

Stock-Based Compensation—The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Net income (loss) reflects stock-based compensation expense of $0 and $4 for the three months ended September 30, 2014 and 2013, respectively, and $8 and $9 for the nine months ended September 30, 2014 and 2013, respectively.

Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on our owned properties. See Note 8, Concentration of Risk, for a discussion of major operator concentration.

Segment Disclosures—The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.

Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 were retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2014 and 2013, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,967	$(273)	$(8,773)	$793

Earnings (loss) per common share:
Basic	$0.09	$(0.01)	$(0.39)	$0.04

Diluted	$0.09	$(0.01)	$(0.39)	$0.04

Determination of shares:
Weighted-average common shares outstanding, basic	22,255	22,228	22,238	22,228
Assumed conversion of restricted stock awards	181	—	—	208

Weighted-average common shares outstanding, diluted	22,436	22,228	22,238	22,436

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU No. 2014-12”). The amendments in ASU No. 2014-12 require that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Compensation – Stock Compensation (Topic 718) as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU No. 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU No. 2014-12 either (a) prospectively to all awards that are granted or modified on or after the effective date; or (b) on a modified retrospective basis to all awards with performance targets that are outstanding on or after the beginning of the first annual period presented as of the adoption date. The Company is currently assessing the impact of adopting the new guidance but does not believe it will have a material effect on income from operations or the Company’s financial position.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We believe the adoption of this guidance will not have a material effect on income from operations or the Company’s financial position.

3.	REAL ESTATE INVESTMENTS, NET

The following tables summarize our investment in owned properties at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Land	$74,133	$75,112
Buildings and improvements	392,776	380,940
Integral equipment, furniture and fixtures	46,148	66,932

Real estate investments	513,057	522,984
Accumulated depreciation	(98,036)	(97,981)

Real estate investments, net	$415,021	$425,003

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

4.	FAIR VALUE MEASUREMENTS

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

During the nine months ended September 30, 2014, the Company measured the following assets and liabilities at fair value:

	September 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Recurring basis:
Interest rate swap	$—	$—	$—	$—	$1,828	$—	$1,828	$—

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

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the “Senior Credit Facility”), in July 2011, Ensign entered into an interest rate swap agreement in accordance with its policy to reduce risk from volatility in the statement of operations due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75,000, amortized concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap was designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $0 and $423 for the three and nine months ended September 30, 2014 and $269 and $783 for the three and nine months ended September 30, 2013, respectively.

Effective May 30, 2014, the Company de-designated its interest rate swap agreement that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the Company recognized a loss of $1,661 to interest expense from accumulated other comprehensive loss. See Note 6, Debt, for additional information.

There was no outstanding interest rate swap agreement as of September 30, 2014. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2013.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows:

	September 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	$260,000	$260,000	$260,000	$—	$—	$—
Senior secured revolving credit facility	$—	$—	$—	$78,701	$78,701	$78,701
Mortgage notes payable	$98,867	$98,867	$102,869	$115,682	$114,982	$114,982
Senior secured term loan	$—	$—	$—	$65,624	$65,624	$65,624

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.

Senior unsecured notes payable: The fair value of the senior unsecured notes payable was determined using third-party quotes derived from orderly trades.

Senior secured revolving credit facility, mortgage notes payable and senior secured term loan: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

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

Allocation of expenses for these general and administrative services of $0 and $1,845 for the three months ended September 30, 2014 and 2013, respectively, and $7,412 and $2,913 for the nine months ended September 30, 2014 and 2013, respectively, are reflected in general and administrative, in addition to direct expenses which are included in total expenses. The Company’s financial statements may not be indicative of the future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the periods presented.

Rental income from Ensign—The Company has one tenant, Ensign, from which it derives rental income through operating lease agreements. Ensign is a holding company with no direct operating assets, employees or revenue. All of Ensign’s operations are conducted by separate independent subsidiaries, each of which has its own management, employees and assets. The rental income generated from the operating lease agreements is presented separately in the consolidated and combined statements of operations. See Note 8, Concentration of Risk, for a discussion of major operator concentration.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

Centralized cash management system—Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the condensed consolidated and combined statements of cash flows and “Invested capital” on the condensed consolidated and combined balance sheets. The “Net contribution from Ensign” was $4,356 and $23,898 for the nine months ended September 30, 2014 and 2013, respectively.

6.	DEBT

The Company had debt outstanding of $358,867 as of September 30, 2014. Debt, net of discount, as of December 31, 2013 of $259,307, represents the balance from Ensign that is directly attributable to the Company. In addition to the attribution of debt, Ensign has also attributed the corresponding interest rate swap agreement on the Senior Credit Facility to the Company.

Senior Unsecured Notes Payable

On May 30, 2014, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (“Capital Corp.” and, together with the Operating Partnership, the “Issuers”), completed a private offering of $260,000 aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260,000 and net proceeds of approximately $253,000 after deducting underwriting fees and other offering expenses. We transferred approximately $220,800 of the net proceeds of the offering of the Notes to Ensign, and expect to use the remaining net proceeds of the offering to pay the cash portion of the Purging Distribution, and for working capital purposes, to fund acquisitions and for general corporate purposes. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014.

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

As of September 30, 2014, the Company was in compliance with all applicable financial covenants under the indenture.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our senior secured revolving credit facility (the “Credit Facility”), with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150,000 and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75,000, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of September 30, 2014, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three and nine months ended September 30, 2014, the Company incurred $192 and $256, respectively, of commitment fees.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2014, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $98,285 as of September 30, 2014, including an advance of approximately $50,700 that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $47,900 as of September 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $50,385 as of September 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants. As of September 30, 2014, the Company was in compliance with all applicable covenants under the GECC Loan.

Promissory Notes with Johnson Land Enterprises, Inc.

On October 1, 2009, Ensign entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10,000. On May 30, 2014, in connection with the Spin-Off, three of the promissory notes were paid in full and the remaining promissory note was assumed by the Company. The remaining promissory note bears interest at 6.0%, principal and interest is payable monthly through September 30, 2019. The promissory note is collateralized by a deed of trust on real property, an assignment of rent and a security agreement. At September 30, 2014, the outstanding principal balance on the promissory note was $582 and is included in mortgage notes payable on the condensed consolidated and combined balance sheets.

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

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

In connection with the debt retirements, the Company incurred losses of $5,728 consisting of $4,067 in repayment penalty and write-off of unamortized debt discount and deferred financing costs and $1,661 of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest rate swap agreement. The charges and loss were recognized in the second quarter of 2014.

Interest Expense

During the three and nine months ended September 30, 2014, the Company incurred $5,943 and $15,722 of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2014 was $533 and $999 of amortization of deferred financing costs, $0 and $51 of amortization of debt discount, respectively, and $1,661 of loss on settlement of interest rate swap for both periods. During the three and nine months ended September 30, 2013, the Company incurred $3,151 and $9,334 of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2013 was $175 and $525 of amortization of deferred financing costs and $30 and $91 of amortization of debt discount, respectively. As of September 30, 2014 and December 31, 2013, the Company’s interest payable was $5,631 and $624, respectively.

7.	COMMITMENTS AND CONTINGENCIES

U.S. Government Settlement—In October 2013, Ensign completed and executed a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Justice (“DOJ”). This settlement agreement fully and finally resolves a DOJ investigation of Ensign related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in California and any ancillary claims which have been pending since 2006. Pursuant to the settlement agreement, Ensign made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. Ensign has denied engaging in any illegal conduct, and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

Major operator concentration – The Company has one tenant, Ensign, from which the Company has derived substantially all of its overall revenue during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, our 94 skilled nursing and assisted living facilities had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, and our three independent living facilities have a total of 264 units and are located in Texas and Utah. The four states in which the Company had its highest concentration of properties were California, Texas, Utah and Arizona.

Ensign’s financial statements can be found at Ensign’s website http://www.ensigngroup.net.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

SEPTEMBER 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$—	$370,343	$44,678	$—	$415,021
Cash and cash equivalents	—	88,845	—	—	—	88,845
Accounts receivable	—	—	2,663	243	—	2,906
Prepaid expenses and other assets	—	366	1	—	—	367
Deferred financing costs, net	—	10,136	—	668	—	10,804
Investment in subsidiaries	149,625	327,663	—	—	(477,288)	—
Intercompany	—	—	11,097	582	(11,679)	—

Total assets	$149,625	$427,010	$384,104	$46,171	$(488,967)	$517,943

Liabilities and Equity:
Senior unsecured notes payable	$—	$260,000	$—	$—	$—	$260,000
Mortgage notes payable	—	—	582	98,285	—	98,867
Accounts payable and accrued liabilities	—	5,706	3,051	694	—	9,451
Intercompany	—	11,679	—	—	(11,679)	—

Total liabilities	—	277,385	3,633	98,979	(11,679)	368,318

Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 22,262,158 shares issued and outstanding as of September 30, 2014	223	—	—	—	—	223
Additional paid-in capital	146,979	158,398	374,660	(52,898)	(480,160)	146,979
Retained earnings	2,423	(8,773)	5,811	90	2,872	2,423

Total equity	149,625	149,625	380,471	(52,808)	(477,288)	149,625

Total liabilities and equity	$149,625	$427,010	$384,104	$46,171	$(488,967)	$517,943

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated and Combined
Revenues:
Rental income	$—	$—	$11,275	$2,725	$—	$14,000
Tenant reimbursement	—	—	1,110	118	—	1,228
Other revenue	—	10	646	—	—	656

Total revenues	—	10	13,031	2,843	—	15,884

Expenses:
Depreciation and amortization	—	—	4,592	770	—	5,362
Interest expense	—	4,482	12	1,449	—	5,943
Property taxes	—	—	1,110	118	—	1,228
Operating expenses	—	—	586	—	—	586
General and administrative	—	798	—	—	—	798

Total expenses	—	5,280	6,300	2,337	—	13,917
Income in Subsidiary	1,967	7,237	—	—	(9,204)	—

Income before provision for income taxes	1,967	1,967	6,731	506	(9,204)	1,967
Provision for income taxes	—	—	—	—	—	—

Net income	$1,967	$1,967	$6,731	$506	$(9,204)	$1,967

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Revenues:
Rental income	$9,314	$1,399	$10,713
Tenant reimbursement	1,119	141	1,260
Other revenue	585	—	585

Total revenues	11,018	1,540	12,558

Expenses:
Depreciation and amortization	5,121	847	5,968
Interest expense	2,209	942	3,151
Property taxes	1,119	141	1,260
Acquisition costs	44	—	44
Operating expenses	500	—	500
General and administrative	1,845	—	1,845

Total expenses	10,838	1,930	12,768

Income (loss) before provision for income taxes	180	(390)	(210)
Provision for income taxes	63	—	63

Net income (loss)	117	(390)	(273)
Other comprehensive loss:
Unrealized loss on interest rate swap	(55)	—	(55)

Comprehensive income (loss)	$62	$(390)	$(328)

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated and Combined
Revenues:
Rental income	$—	$—	$31,062	$6,166	$—	$37,228
Tenant reimbursement	—	—	3,355	371	—	3,726
Other revenue	—	10	1,856	—	—	1,866

Total revenues	—	10	36,273	6,537	—	42,820

Expenses:
Depreciation and amortization	—	—	15,008	2,623	—	17,631
Interest expense	—	5,974	6,295	3,453	—	15,722
Loss on extinguishment of debt	—	—	4,067	—	—	4,067
Property taxes	—	—	3,355	371	—	3,726
Operating expenses	—	—	1,684	—	—	1,684
General and administrative	—	8,710	—	—	—	8,710

Total expenses	—	14,684	30,409	6,447	—	51,540
(Loss) Income in Subsidiary	(8,773)	5,901	—	—	2,872	—

(Loss) Income before provision for income taxes	(8,773)	(8,773)	5,864	90	2,872	(8,720)
Provision for income taxes	—	—	53	—	—	53

Net (loss) income	(8,773)	(8,773)	5,811	90	2,872	(8,773)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	167	—	—	167
Reclassification adjustment on interest rate swap	—	—	1,661	—	—	1,661

Comprehensive (loss) income	$(8,773)	$(8,773)	$7,639	$90	$2,872	$(6,945)

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Revenues:
Rental income	$26,327	$4,122	$30,449
Tenant reimbursement	3,265	433	3,698
Other revenue	1,799	—	1,799

Total revenues	31,391	4,555	35,946

Expenses:
Depreciation and amortization	14,833	2,527	17,360
Interest expense	6,521	2,813	9,334
Property taxes	3,265	433	3,698
Acquisition costs	255	—	255
Operating expenses	1,446	—	1,446
General and administrative	2,913	—	2,913

Total expenses	29,233	5,773	35,006

Income (loss) before provision for income taxes	2,158	(1,218)	940
Provision for income taxes	147	—	147

Net income (loss)	2,011	(1,218)	793
Other comprehensive income:
Unrealized gain on interest rate swap	863	—	863

Comprehensive income (loss):	$2,874	$(1,218)	$1,656

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated and Combined
Cash flows from operating activities:
Net cash provided by operating activities	$—	$(12,245)	$26,839	$2,757	$—	$17,351

Cash flows from investing activities:
Acquisition of real estate	—	—	—	—	—	—
Additions to real estate	—	—	(254)	—	—	(254)
Purchases of equipment, furniture, and fixtures	—	—	(14,718)	(4,361)	—	(19,079)
Cash proceeds from the sale of equipment, furniture and fixtures	—	—	—	—	—	—
Intercompany financing	—	(146,138)	—	—	146,138	—

Net cash used in investing activities	—	(146,138)	(14,972)	(4,361)	146,138	(19,333)

Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	—	260,000	—	—	—	260,000
Proceeds from the senior secured revolving credit facility	—	—	10,000	—	—	10,000
Proceeds from the issuance of mortgage notes payable	—	—	—	50,676	—	50,676
Payments on the senior secured revolving credit facility		—	(88,701)	—	—	(88,701)
Payments on the mortgage notes payable	—	—	(66,880)	(613)	—	(67,493)
Payments on the senior secured term loan	—	—	(65,624)	—	—	(65,624)
Payments of deferred financing costs		(12,772)	—	(510)	—	(13,282)
Net contribution from Ensign	—	—	52,385	(48,029)	—	4,356
Intercompany financing	—	—	146,058	80	(146,138)	—

Net cash provided by (used in) financing activities	—	247,228	(12,762)	1,604	(146,138)	89,932

Net increase (decrease) in cash and cash equivalents	—	88,845	(895)	—	—	87,950
Cash and cash equivalents beginning of period	—	—	895	—	—	895

Cash and cash equivalents end of period of period	$—	$88,445	$—	$—	$—	$88,845

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share amounts)

(Unaudited)

(Continued)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net cash provided by operating activities	$20,543	$1,361	$21,904

Cash flows from investing activities:
Acquisition of real estate	(36,967)	—	(36,967)
Purchases of equipment, furniture and fixtures	(10,578)	(2,770)	(13,348)
Cash proceeds from the sale of equipment, furniture and fixtures	722	—	722

Net cash used in investing activities	(46,823)	(2,770)	(49,593)

Cash flows from financing activities:
Proceeds from the senior secured revolving credit facility	10,000	—	10,000
Payments on the mortgage notes payable	(1,675)	(895)	(2,570)
Payments on the senior secured term loan	(2,813)	—	(2,813)
Payments of deferred financing costs	(730)	—	(730)
Net contribution from Ensign	21,594	2,304	23,898

Net cash provided by financing activities	26,376	1,409	27,785

Net increase in cash and cash equivalents	96	—	96
Cash and cash equivalents, beginning of period	735	—	735

Cash and cash equivalents, end of period	$831	$—	$831

10.	SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the condensed consolidated and combined financial statements are issued.

Dividend Declaration

On October 17, 2014, the Company announced that its board of directors declared a special dividend of $132,000, or approximately $5.88 per share of common stock. The dividend will be paid on December 10, 2014 to common stockholders of record as of the close of business on October 31, 2014. Each CareTrust stockholder will be permitted to elect to receive such stockholder’s entire distribution in either cash or CareTrust common stock, subject to a requirement that the amount of cash to be distributed in the aggregate to all Company stockholders will be equal to $33,000. Stockholders of record on the Record Date will receive an election form providing for a choice of all cash or all shares, which must be completed and returned by the close of business on December 1, 2014. Stockholders electing cash will receive all cash unless the aggregate amount elected by all stockholders is in excess of the Cash Requirement, in which case, cash will be allocated on a pro rata basis to such stockholders so that the aggregate amount paid in cash to all stockholders equals the Cash Requirement, with the balance paid in shares of CareTrust common stock. Stockholders electing all shares, or failing to make an election, will receive only shares of CareTrust common stock unless the Cash Requirement has not been met, in which case, cash will be allocated on a pro rata basis to those stockholders. The number of shares to be distributed will be determined based on the trading price of CareTrust common stock following the Election Deadline.

Senior Unsecured Notes Payable Exchange Offer

Pursuant to an exchange offer completed October 15, 2014, the Issuers of the Company’s $260,000 aggregate principal amount of 5.875% Senior Notes due 2021 exchanged $259,940 of the Notes that were issued on May 30, 2014 for substantially identical notes registered under the Securities Act of 1933, as amended.

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

Overview

CareTrust REIT, Inc. (“CareTrust” or the “Company”) was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of September 30, 2014, CareTrust’s portfolio consisted of 97 skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). All of these properties are leased to Ensign on a triple-net basis under multiple long-term leases (each, a “Master Lease”), except for three ILFs that CareTrust operates. As of September 30, 2014, the 94 facilities leased to Ensign had a total of 10,121 operational beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, and the three ILFs operated by CareTrust had a total of 264 units and are located in Texas and Utah.

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

General and Administrative Expenses

General and administrative costs consist of items such as compensation costs (including stock-based compensation awards), professional services, office costs and other costs associated with administrative activities. To the extent requested by us, Ensign will provide us with certain administrative and support services on a transitional basis pursuant to a transition services agreement. The fees charged to us by Ensign for these transition services approximate the actual cost incurred by Ensign in providing such transition services to us for the relevant period.

General and administrative expenses are anticipated to be approximately $4.5 million to $5.0 million on an annualized basis in the first year after the Spin-Off, consisting of cash compensation, professional services, administration and other costs and transitional services costs. These amounts were determined based on the experience of management and discussions with outside service providers, consultants and advisors. Non-cash stock-based compensation, incentive-based cash compensation and acquisition costs are not included in these amounts. The details of our future anticipated equity grants and incentive-based cash compensation have been determined. The amount of non-cash stock compensation expense to be incurred by us in the first year after the Spin-Off is expected to be approximately $0.7 million. Incentive-based cash compensation is highly dependent on the amount and quality of investments completed in a calendar year, and for 2014 could range from $0.6 million if threshold is met to $1.7 million if the high end of the range is met or exceeded.

Depreciation and Amortization Expense

We incur depreciation and amortization expense for the property and equipment transferred to us from Ensign, and we expect such expense to be approximately $22.0 million in the first year after the Spin-Off. This amount was determined based on annualizing the depreciation and amortization expense for the three months ended September 30, 2014.

Revenues and Operating Expenses of Our Independent Living Operations

We own and operate three independent living facilities (“ILFs”). We anticipate these three ILFs will generate annual net revenues of approximately $2.5 million and incur annual operating expenses of approximately $2.2 million in the first year after the Spin-Off. These amounts were determined based on annualizing the net revenues and operating expenses of these facilities for the nine months ended September 30, 2014.

Interest Expense

We incur interest expense from our borrowing obligations. Our debt outstanding as of September 30, 2014 was approximately $358.9 million, and our annual interest costs are approximately $24.0 million which includes amortization of deferred financing costs. Our weighted average interest rate is approximately 5.8%. See “ — Liquidity and Capital Resources” below for more information.

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

Operating Results

Our primary business consists of acquiring, financing and owning real property to be leased to third party tenants in the healthcare sector. As of September 30, 2014, the 94 facilities leased to Ensign had a total of 10,121 operational beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, and the three ILFs operated by CareTrust had a total of 264 units and are located in Texas and Utah.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2014	2013
	(dollars in thousands)
Revenues:
Rental income	$14,000	$10,713	$3,287	31%
Tenant reimbursement	1,228	1,260	(32)	(3)%
Other revenue	656	585	71	12%
Expenses:
Depreciation and amortization	5,362	5,968	(606)	(10)%
Interest expense	5,943	3,151	2,792	89%
Property taxes	1,228	1,260	(32)	(3)%
Acquisition costs	—	44	(44)	*
Operating expenses	586	500	86	17%
General and administrative	798	1,845	(1,047)	*
Provision for income taxes	—	63	(63)	(100)%

*	not meaningful

Rental income. Rental income was $14.0 million for the three months ended September 30, 2014 compared to $10.7 million for the three months ended September 30, 2013. The $3.3 million increase in rental income is due to the incremental new rent in place after the Spin-Off.

Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million or 10% for the three months ended September 30, 2014 to $5.4 million compared to $6.0 million for the three months ended September 30, 2013. The $0.6 million decrease in depreciation and amortization was primarily due to certain assets which were not transferred to the Company in connection with the Spin-Off.

Interest expense. Interest expense increased $2.8 million or 89% for the three months ended September 30, 2014 to $5.9 million compared to $3.1 million for the three months ended September 30, 2013. The increase was due to higher net borrowings after the Spin-Off as compared to the prior year three month period.

General and administrative expense. General and administrative expense decreased $1.0 million for the three months ended September 30, 2014 to $0.8 million compared to $1.8 million for the three months ended September 30, 2013. The $1.0 million decrease is primarily related to decreases in legal and other costs related to the Spin-Off.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2014	2013
	(dollars in thousands)
Revenues:
Rental income from Ensign	$37,228	$30,449	$6,779	22%
Tenant reimbursement	3,726	3,698	28	1%
Other revenue	1,866	1,799	67	4%
Expenses:
Depreciation and amortization	17,631	17,360	271	2%
Interest expense	15,722	9,334	6,388	68%
Loss on extinguishment of debt	4,067	—	4,067	*
Property taxes	3,726	3,698	28	1%
Acquisition costs	—	255	(255)	*
Operating expenses	1,684	1,446	238	16%
General and administrative	8,710	2,913	5,797	*
Provision for income taxes	53	147	(94)	(64)%

*	not meaningful

Rental income from Ensign. Rental income was $37.2 million for the nine months ended September 30, 2014 compared to $30.4 million for the nine months ended September 30, 2013. The $6.8 million increase in rental income is primarily due to an increase of $2.6 million from ten properties acquired after January 1, 2013 and $4.2 million from the incremental new rent in place after the Spin-Off.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million or 2% for the nine months ended September 30, 2014 to $17.6 million compared to $17.3 million for the nine months ended September 30, 2013. The $0.3 million net increase in depreciation and amortization was primarily due to the ten properties acquired after January 1, 2013 offset by certain assets which were not transferred to the Company in connection with the Spin-Off.

Interest expense. Interest expense increased $6.4 million or 68% for the nine months ended September 30, 2014 to $15.7 million compared to $9.3 million for the nine months ended September 30, 2013. The increase was due to higher net borrowings after the Spin-Off as compared to the prior year nine month period and a $1.7 million loss on the settlement of an interest rate swap in the nine months ended September 30, 2014 as a result of the early retirement of Ensign’s senior credit facility.

Loss on extinguishment of debt. As a result of the Spin-Off, the Company incurred prepayment penalties associated with the early retirement of some of the mortgage notes payable, and also wrote-off the deferred financing fees and debt discount associated with the repaid debt.

General and administrative expense. General and administrative expense increased $5.8 million for the nine months ended September 30, 2014 to $8.7 million compared to $2.9 million for the nine months ended September 30, 2013. The $5.8 million increase is primarily related to legal and other costs related to the Spin-Off.

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

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared a special dividend to stockholders of $132.0 million (the “Special Dividend” or “Purging Distribution”), which represents the amount of accumulated earnings and profits, or “E&P,” allocated to the Company in the Spin-Off. The Special Dividend is intended to purge the Company of accumulated E&P attributable to the period prior to the Company’s first taxable year as a REIT. The Special Dividend will be paid on December 10, 2014, to stockholders of record on October 31, 2014 (the “Record Date”). Each CareTrust stockholder will be permitted to elect to receive such stockholder’s entire distribution in either cash or CareTrust common stock, subject to a requirement that the amount of cash to be distributed in the aggregate to all Company stockholders will be equal to $33.0 million (the “Cash Requirement”). Stockholders of record on the Record Date will receive an election form providing for a choice of all cash or all shares, which must be completed and returned by the close of business on December 1, 2014 (the “Election Deadline”). Stockholders electing cash will receive all cash unless the aggregate amount elected by all stockholders is in excess of the Cash Requirement, in which case, cash will be allocated on a pro rata basis to such stockholders so that the aggregate amount paid in cash to all stockholders equals the Cash Requirement, with the balance paid in shares of CareTrust common stock. Stockholders electing all shares, or failing to make an election, will receive only shares of CareTrust common stock unless the Cash Requirement has not been met, in which case, cash will be allocated on a pro rata basis to those stockholders. The number of shares to be distributed will be determined based on the trading price of CareTrust common stock following the Election Deadline.

We believe that our available cash, expected operating cash flows and the availability under our senior secured revolving credit facility (the “Credit Facility”) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following the Spin-Off.

We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Credit Facility, future borrowings or the proceeds from additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.

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

Cash Flows

The following table presents selected data from our consolidated and combined statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)

Net cash provided by operating activities	$17,351	$21,904
Net cash used in investing activities	(19,333)	(49,593)
Net cash provided by financing activities	89,932	27,785

Net increase in cash and cash equivalents	87,950	96
Cash and cash equivalents at beginning of period	895	735

Cash and cash equivalents at end of period	$88,845	$831

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net cash provided by operating activities for the nine months ended September 30, 2014 was $17.4 million compared to $21.9 million for the nine months ended September 30, 2013, a decrease of $4.5 million. The decrease was primarily due to an increase in borrowing costs of $4.3 million, an increase of $5.8 million of general and administrative expenses for costs associated with the Spin-Off and $2.0 million of prepayment penalties associated with the early retirement of debt offset by an increase of $6.8 million in rental income and a $0.7 million change in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2014 was $19.3 million compared to $49.6 million for the nine months ended September 30, 2013, a decrease of $30.3 million. The decrease was primarily the result of a $37.0 million decrease in acquisitions offset by a $6.0 million increase in purchases of equipment, furniture and fixtures.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $89.9 million compared to $27.8 million for the nine months ended September 30, 2013, an increase of $62.1 million. This increase was primarily due to a net increase in debt totaling $94.3 million offset by a decrease in net contribution from Ensign of $19.5 million and net cash payments of deferred financing costs of $12.6 million.

Indebtedness

Senior Unsecured Notes

On May 30, 2014, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (“Capital Corp.” and, together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. Pursuant to an exchange offer completed on October 15, 2014, the Issuers exchanged $259.9 million of the Notes that were issued on May 30, 2014 for substantially identical notes registered under the Securities Act of 1933, as amended. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and expect to use the remaining net proceeds of the offering to pay the cash portion of the Purging Distribution, and for working capital purposes, to fund acquisitions and for general corporate purposes. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014.

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

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust and certain of CareTrust’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 9, Summarized Condensed Consolidating and Combining Information, to our condensed consolidated and combined financial statements.

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

As of September 30, 2014, we were in compliance with all applicable financial covenants under the indenture.

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our Credit Facility, with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of September 30, 2014, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three and nine months ended September 30, 2014, the Company incurred $0.2 million and $0.3 million, respectively, of commitment fees.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2014, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $98.3 million as of September 30, 2014, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $47.9 million as of September 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $50.4 million as of September 30, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016.

The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants.

We expect to use the proceeds from the additional advance under the GECC Loan for working capital purposes, to fund acquisitions and for general corporate purposes.

As of September 30, 2014, the Company was in compliance with all applicable covenants under the GECC Loan.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to less than 5 Years	More than 5 years
Senior Unsecured Notes (1)	$366,925	$15,275	$30,550	$30,550	$290,550
Credit Facility (2)	2,790	761	1,523	506	—
Mortgage Notes Payable (3)	113,472	8,142	105,053	266	11

Total	$483,187	$24,178	$137,126	$31,322	$290,561

(1)	Amounts include interest payments of $106.9 million.
(2)	Represents the unused revolving credit facility fee.
(3)	Amounts include interest payments of $14.6 million.

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

Derivatives and Hedging Activities

We evaluate variable and fixed interest rate risk exposure on a routine basis, and to the extent we believe that it is appropriate, we will offset most of our variable rate risk exposure by entering into interest rate swap agreements. It is our policy to only utilize derivative instruments for hedging purposes (i.e., not for speculation). We formally designate our interest rate swap agreements as hedges and document all relationships between hedging instruments and hedged items. We formally assess effectiveness of our hedging relationships, both at the hedge inception and on an ongoing basis, then measure and record ineffectiveness. We would discontinue hedge accounting prospectively (1) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (2) when the derivative expires or is sold, terminated or exercised, (3) if it is no longer probable that the forecasted transaction will occur, or (4) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. The interest rate swap was settled in the nine months ended September 30, 2014, and is carried at fair value on the balance sheet at December 31, 2013.

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

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared a special dividend to stockholders of $132.0 million, which represents the amount of accumulated earnings and profits, or “E&P,” allocated to the Company in the Spin-Off. The Special Dividend is intended to purge the Company of accumulated E&P attributable to the period prior to the Company’s first taxable year as a REIT. The Special Dividend will be paid on December 10, 2014, to stockholders of record on October 31, 2014. Each CareTrust stockholder will be permitted to elect to receive such stockholder’s entire distribution in either cash or CareTrust common stock, subject to a requirement that the amount of cash to be distributed in the aggregate to all Company stockholders will be equal to $33.0 million. Stockholders of record on the Record Date will receive an election form providing for a choice of all cash or all shares, which must be completed and returned by the close of business on December 1, 2014. Stockholders electing cash will receive all cash unless the aggregate amount elected by all stockholders is in excess of the Cash Requirement, in which case, cash will be allocated on a pro rata basis to such stockholders so that the aggregate amount paid in cash to all stockholders equals the Cash Requirement, with the balance paid in shares of CareTrust common stock. Stockholders electing all shares, or failing to make an election, will receive only shares of CareTrust common stock unless the Cash Requirement has not been met, in which case, cash will be allocated on a pro rata basis to those stockholders. The number of shares to be distributed will be determined based on the trading price of CareTrust common stock following the Election Deadline.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness under the GECC Loan. Approximately $50.4 million of the GECC Loan bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining approximately $47.9 million of the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and thereafter at the floating rate described above.

Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. At September 30, 2014, we had $84.2 million in borrowings available under the Credit Facility (given the borrowing base requirements of the Credit Agreement), and no outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 1.00% to 1.50% per annum or LIBOR plus a margin ranging from 2.00% to 2.50% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries.

An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, monthly interest expense under the floating rate portion of the GECC Loan would have increased $0.1 million for the three months ended September 30, 2014.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. As of September 30, 2014, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities” in the Information Statement (as defined below).

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit Number	Description of the Document

2.1	Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

3.2	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

4.1	Indenture, dated as of May 30, 2014, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

4.2	Form of Note (included in Exhibit 4.1 above).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.

October 30, 2014	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

October 30, 2014	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)