Form 10-K
period 2014-12-31
CareTrust REIT, Inc.
filed 2015-02-11
CIK 1590717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-36181

CareTrust REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3999490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 Calle Amanecer, Suite 300, San Clemente, CA	92673
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 542-3130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $416.5 million.

As of February 9, 2015 there were 31,565,227 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This report represents the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for CareTrust REIT, Inc. (“CareTrust” or the “Company”). Prior to June 1, 2014, CareTrust was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.

The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off. The consolidated and combined financial statements included in this report reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off, (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off, and (iii) the new investments that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although management of the Company believes such assumptions are reasonable, the consolidated and combined financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.

Effective May 15, 2014, the Company became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of its website at www.caretrustreit.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expected to achieve from the Spin-Off; (ii) the ability and willingness of Ensign to meet and/or perform its obligations under the contractual arrangements that it entered into with us in connection with the Spin-Off, including the Ensign Master Leases (as defined below), and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to qualify or maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this report.

Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.

ENSIGN INFORMATION

Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Ensign contained or referred to in this Annual Report on Form 10-K has been derived from SEC filings made by Ensign or other publicly available information, or was provided to us by Ensign and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Ensign’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

PART I

All references in this report to “CareTrust,” the “Company,” “we,” “us” or “our” mean CareTrust REIT, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “CareTrust REIT, Inc.” mean the parent company without its subsidiaries.

ITEM 1.	Business

Business Overview

CareTrust REIT, Inc. (“CareTrust” or the “Company”) was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of December 31, 2014, CareTrust’s real estate portfolio consisted of 102 skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). Of these properties, 94 are leased to Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) and five properties are leased to three other tenants on a triple-net basis. We also own and operate three ILFs. As of December 31, 2014, the 94 facilities leased to Ensign had a total of 10,121 operational beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The five other leased properties had a total of 159 units and are located in Idaho, Minnesota and Virginia. The three ILFs that we own and operate had a total of 264 units and are located in Texas and Utah. As of December 31, 2014, the Company had one other real estate investment, consisting of a $7.5 million preferred equity investment.

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

We intend to elect to be taxed and intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Our Industry

We operate as a REIT that invests in income-producing healthcare-related properties. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets and in different asset classes. Our portfolio primarily consists of SNFs, ALFs and ILFs.

The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The skilled nursing industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:

•	Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher-acuity patients than in the past.

•	Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•	Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities as of December 2013, as compared with over 16,700 facilities as of December 2000. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•	Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. According to the 2010 U.S. Census, there were over 40 million people in the United States in 2010 that were over 65 years old. The 2010 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030. According to the Centers for Medicare & Medicaid Services, nursing home expenditures are projected to grow from approximately $151 billion in 2012 to approximately $264 billion in 2022, representing a compounded annual growth rate of 5.7%. We believe that these trends will support an increasing demand for skilled nursing services, which in turn will likely support an increasing demand for our properties.

Portfolio Summary

We have a geographically diverse portfolio of properties, consisting of the following types:

•	Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2014, our portfolio included 82 SNFs, ten of which include assisted or independent living operations. All of these SNFs are operated by Ensign under the Ensign Master Leases.

•

Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2014, our portfolio included 16 ALFs, some of which also contain independent living units.

•	Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. As of December 31, 2014, our portfolio of four ILFs includes one that is operated by Ensign and three that are operated by us.

Our portfolio of SNFs, ALFs and ILFs is broadly diversified by geographic location throughout the western United States, with concentrations in Texas and California. Our properties are grouped into four categories: (1) SNFs — these are properties that are comprised exclusively of SNFs; (2) Skilled Nursing Campuses — these are properties that include a combination of SNFs and ALFs or ILFs or both; (3) ALFs and ILFs — these are properties that include ALFs or ILFs, or a combination of the two; and (4) ILFs operated by CareTrust — these are ILFs operated by CareTrust, unlike the other properties, which are leased to third-party operators.

Ensign Master Leases

We have leased 94 of our properties to subsidiaries of Ensign pursuant to the Ensign Master Leases, which consist of eight triple-net leases, each with its own pool of properties, that have varying maturities and diversity in property geography. The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At the option of Ensign, each Ensign Master Lease may be extended for up to either two or three five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the Ensign Master Lease. The rent is a fixed component that was initially set near the time of the Spin-Off. The annual revenues from the Ensign Master Leases will be $56.0 million during each of the first two years of the Ensign Master Leases, which results in a lease coverage ratio of approximately 1.91x based on the ANOI from the leased properties for the 12 months ended September 30, 2014 (calculated assuming that all of the leased properties were owned for the full 12-month period). We define ANOI as earnings before interest, taxes, depreciation, amortization, and rent. A management fee equal to five percent of gross revenues is included as a reduction to ANOI. Commencing in the third year under the Ensign Master Leases, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent. The Ensign Master Leases are guaranteed by Ensign.

Because we lease most of our properties to Ensign under the Ensign Master Leases, Ensign is the primary source of our revenues, and Ensign’s financial condition and ability and willingness to satisfy its obligations under the Ensign Master Leases and its willingness to renew those leases upon expiration of the initial base terms thereof significantly impacts our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that Ensign has sufficient assets, income and access to financing to enable it to satisfy its obligations under the Ensign Master Leases, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that Ensign will elect to renew its lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors — Risks Related to Our Business — We are dependent on Ensign and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”

Properties by Type:

The following table displays the geographic distribution of our facilities by property type and the related number of operational beds and units available for occupancy by asset class, as of December 31, 2014. The number of beds or units that are operational may be less than the official licensed capacity.

	Total(1)		SNFs		Skilled Nursing Campuses				ALFs and ILFs(1)
State	Properties	Beds	Facilities	Beds	Campuses	SNF Beds	ALF Beds	ILF Units	Facilities	Units
CA	18	1,991	14	1,465	2	158	121	24	2	223
TX	27	3,241	22	2,699	1	123	77	20	4	322
AZ	10	1,327	7	799	1	162	100	—	2	266
UT	12	1,305	9	907	1	235	37	—	2	126
CO	5	463	3	210	—	—	—	—	2	253
ID	9	579	5	408	1	45	24	—	3	102
WA	6	555	5	453	—	—	—	—	1	102
NV	3	304	1	92	—	—	—	—	2	212
NE	5	366	3	220	2	105	41	—	—	—
IA	5	356	3	185	2	109	62	—	—	—
MN	1	30	—	—	—	—	—	—	1	30
VA	1	39	—	—	—	—	—	—	1	39

Total	102	10,556	72	7,438	10	937	462	44	20	1,675

(1)	ALFs and ILFs include ALFs or ILFs, or a combination of the two, operated by our tenants and three ILFs operated by us.

Occupancy by Property Type:

The following table displays occupancy by property type for each of the years ended December 31, 2014, 2013 and 2012. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

	Year Ended December 31,
Property Type	2014		2013	2012
Facilities Leased to Ensign:
SNFs	75%	(1)	75%	78%
Skilled Nursing Campuses	75%	(1)	77%	77%
ALFs and ILFs	85%	(1)	83%	78%
Facilities Operated by CareTrust:
ILFs	82%		73%	77%

(1)	Financial data were derived solely from information provided by Ensign without independent verification by us. The facility financial performance data is presented one quarter in arrears.

Property Type — Rental Income:

The following tables display the annual rental income and total beds/units for each property type for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31, 2014
Property Type	Rental Income (in thousands)(1)	Percent of Total	Total Beds/ Units
SNFs	$38,918	75%	7,438
Skilled Nursing Campuses	7,493	15%	1,443
ALFs and ILFs	4,956	10%	1,411

Total	$51,367	100%	10,292

	For the Year Ended December 31, 2013
Property Type	Rental Income (in thousands)(1)	Percent of Total	Total Beds/ Units
SNFs	$31,005	75%	7,438
Skilled Nursing Campuses	6,192	15%	1,443
ALFs and ILFs	4,045	10%	1,240

Total	$41,242	100%	10,121

(1)	Does not reflect the full amount of rental income from subsidiaries of Ensign that is payable pursuant to the Ensign Master Leases.

Geographic Concentration — Rental Income:

The following table displays the geographic distribution of annual rental income for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
State	Rental Income (in thousands)(1)	Percent of Total	Rental Income (in thousands)(1)	Percent of Total
CA	$12,952	25%	$9,022	22%
TX	13,099	25%	11,108	26%
AZ	7,510	15%	5,262	13%
UT	6,004	12%	5,942	14%
CO	1,944	4%	1,512	4%
ID	2,557	5%	1,837	4%
WA	2,958	6%	1,903	5%
NV	1,233	2%	1,540	4%
NE	1,460	3%	1,492	4%
IA	1,628	3%	1,624	4%
MN	22	0%	—	—

Total	$51,367	100%	$41,242	100%

(1)	Does not reflect the full amount of rental income from subsidiaries of Ensign that is payable pursuant to the Ensign Master Leases.

ILFs Operated by CareTrust:

The following table displays the geographic distribution of ILFs operated by CareTrust and the related number of operational units available for occupancy as of December 31, 2014. The following table also displays the average monthly revenue per occupied unit for the years ended December 31, 2014 and 2013.

			For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
State	Facilities	Units	Average Monthly Revenue Per Occupied Unit(1)	Average Monthly Revenue Per Occupied Unit(1)
TX	2	207	$1,141	$1,187
UT	1	57	1,276	1,204

Total	3	264	1,180	1,192

(1)	Average monthly revenue per occupied unit is equivalent to average effective rent per unit, as we do not offer tenants free rent or other concessions.

We view our ownership and operation of the three ILFs as complementary to our real estate business. Our goal is to provide enhanced focus on their operations to improve their financial and operating performance. The three ILFs that we own and operate are:

•	Lakeland Hills Independent Living, located in Dallas, Texas with 168 units as of December 31, 2014;

•	The Cottages at Golden Acres, located in Dallas, Texas with 39 units as of December 31, 2014; and

•	The Apartments at St. Joseph Villa, located in Salt Lake City, Utah with 57 units as of December 31, 2014.

Investment and Financing Policies

Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and senior housing, including ALFs and ILFs, as well as medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are primarily located in ten western states, but we intend to acquire properties in other geographic areas throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.

Our Competitive Strengths

We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:

Geographically Diverse Property Portfolio. Our properties are located in 12 different states, with concentrations in Texas and California. The properties in any one state do not account for more than 31% of our total operational beds and units as of December 31, 2014. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.

Long-Term, Triple-Net Lease Structure. All of our properties (except for the three ILFs that we own and operate) are leased to our tenants under long-term, triple-net leases, pursuant to which the operators are responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 95% of our fourth quarter 2014 revenues. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.

Ability to Identify Talented Operators. As a result of our management team’s operating experience and network of relationships and insight, we anticipate that we will be able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investment in improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.

Experienced Management Team. Gregory K. Stapley, our President and Chief Executive Officer, has extensive experience in the real estate and healthcare industries. Mr. Stapley has more than 27 years of experience in the acquisition, development and disposition of real estate including healthcare facilities and office, retail and industrial properties, including 14 years at Ensign. Our Chief Financial Officer, William M. Wagner, has more than 22 years of accounting and finance experience, primarily in real estate, including 11 years of experience working extensively for REITs. Most notably he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company. David M. Sedgwick, our Vice President of Operations, is a licensed nursing home administrator with more than 12 years of experience in skilled nursing operations, including turnaround operations, and trained over 100 Ensign nursing home administrators while he was Ensign’s Chief Human Capital Officer. Our executives have years of public company experience, including experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

Flexible UPREIT Structure. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through the Operating Partnership. Conducting business through the Operating Partnership will allow us flexibility in the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units, which provides property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure allows us to acquire assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.

Business Strategies

Our primary goal is to create long-term stockholder value through the payment of consistent cash dividends and the growth of our asset base. To achieve this goal, we intend to pursue a business strategy focused on opportunistic acquisitions and property diversification. We also intend to further develop our relationships with tenants and healthcare providers with a goal to progressively expand the mixture of tenants managing and operating our properties.

The key components of our business strategies include:

Diversify Asset Portfolio. We diversify through the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of skilled nursing, assisted living and independent living facilities, as well as medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors.

Maintain Balance Sheet Strength and Liquidity. We maintain a capital structure that provides the resources and flexibility to support the growth of our business. We intend to maintain a mix of credit facility debt, mortgage debt and unsecured debt which, together with our anticipated ability to complete future equity financings, we expect will fund the growth of our property portfolio.

Develop New Tenant Relationships. We cultivate new relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties and, in doing so, to reduce our dependence on Ensign. We expect that this objective will be achieved over time as part of our overall strategy to acquire new properties and further diversify our portfolio of healthcare properties.

Provide Capital to Underserved Operators. We believe that there is a significant opportunity to be a capital source to healthcare operators through the acquisition and leasing of healthcare properties that are consistent with our investment and financing strategy at appropriate risk-adjusted rates of returns, but that, due to size and other considerations, are not a focus for larger healthcare REITs. We pursue acquisitions and strategic opportunities that meet our investing and financing strategy and that are attractively priced, including funding development of properties through construction loans and thereafter entering into sale and leaseback arrangements with such developers as well as other secured term financing and mezzanine lending. We utilize our management team’s operating experience, network of relationships and industry insight to identify both large and small quality operators in need of capital funding for future growth. In appropriate circumstances, we may negotiate with operators to acquire individual healthcare properties from those operators and then lease those properties back to the operators pursuant to long-term triple-net leases.

Fund Strategic Capital Improvements. We support operators by providing capital to them for a variety of purposes, including capital expenditures and facility modernization. We expect to structure these investments as either lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term.

Pursue Strategic Development Opportunities. We work with operators and developers to identify strategic development opportunities. These opportunities may involve replacing or renovating facilities that may have become less competitive. We also identify new development opportunities that present attractive risk-adjusted returns. We may provide funding to the developer of a property in conjunction with entering into a sale leaseback transaction or an option to enter into a sale leaseback transaction for the property.

Competition

We compete for real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, pension funds, healthcare operators, lenders and other institutional investors. Some of these competitors are significantly larger and have greater financial resources and lower costs of capital than us. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete with other healthcare operators. Healthcare operators compete on a local and regional basis for residents and patients and their ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties.

Employees

We employ approximately 43 employees (including our executive officers), none of whom is subject to a collective bargaining agreement. None of our employees is an employee of Ensign or an affiliate of Ensign. However, we currently rely on Ensign to provide certain services to us under the Transition Services Agreement we entered into in connection with the Spin-Off (the “Transition Services Agreement”). We have hired additional employees in the areas of accounting, finance and asset management, in order to reduce and eventually eliminate our reliance on Ensign for these services under the Transition Services Agreement.

Government Regulation, Licensing and Enforcement

Overview

As operators of healthcare facilities, Ensign and other tenants of our healthcare properties are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants to civil, criminal and administrative sanctions. Affected tenants may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors — Risks Related to Our Business.”

The following is a discussion of certain laws and regulations generally applicable to operators of our healthcare facilities and, in certain cases, to us.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include, but are not limited to, (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Ensign and our other tenants are (and many of our future tenants are expected to be) subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for Ensign and our other tenants include (and for our future tenants is expected to include), among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and health maintenance organizations. For the year ended December 31, 2013, Ensign derived 72.2% of its revenues from governmental payors. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by Ensign and some of our other tenants.

Healthcare Licensure and Certificate of Need

Our healthcare facilities are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ abilities to expand or change their businesses.

Americans with Disabilities Act (the “ADA”)

Although most of our properties are not required to comply with the ADA because of certain “grandfather” provisions in the law, some of our properties must comply with the ADA and similar state or local laws to the extent that such properties are “public accommodations,” as defined in those statutes. These laws may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Under our triple-net lease structure, our tenants would generally be responsible for additional costs that may be required to make our facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. See “Risk Factors — Risks Related to Our Business — Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.”

Compliance Process

As an operator of healthcare facilities, Ensign has a program to help it comply with various requirements of federal and private healthcare programs. In October 2013, Ensign entered into a corporate integrity agreement (the “CIA”) with the Office of the Inspector General of the U.S. Department of Health and Human Services. The

CIA requires, among other things, that Ensign and its subsidiaries maintain a corporate compliance program to help comply with various requirements of federal and private healthcare programs. Although we are no longer a subsidiary of Ensign, we are subject to certain continuing obligations under Ensign’s compliance program, including certain training in Medicare and Medicaid laws for our employees, as required by the CIA.

REIT Qualification

We intend to elect to be taxed and intend to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our manner of operation has and will enable us to meet the requirements for qualification and taxation as a REIT, commencing with our taxable year ended December 31, 2014.

Legal Proceedings

Pursuant to the Separation and Distribution Agreement we entered into in connection with the Spin-Off (the “Separation and Distribution Agreement”), we assumed any liability arising from or relating to legal proceedings involving the assets owned by us and agreed to indemnify Ensign (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings. In addition, pursuant to the Separation and Distribution Agreement, Ensign has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Ensign’s healthcare business prior to the Spin-Off, and, pursuant to the Ensign Master Leases, Ensign or its subsidiaries have agreed to indemnify us for any liability arising from operations at the real property leased from us. Ensign is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its healthcare business, which are subject to the indemnities provided by Ensign to us. While these actions and proceedings are not believed by Ensign to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Ensign’s business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if Ensign or its subsidiaries are unable to meet their indemnification obligations.

The Operating Partnership

We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership.

The benefits of our UPREIT structure include the following:

•	Access to capital. We believe the UPREIT structure provides us with access to capital for refinancing and growth. Because an UPREIT structure includes a partnership as well as a corporation, we can access the markets through the Operating Partnership issuing equity or debt as well as the corporation issuing capital stock or debt securities. Sources of capital include possible future issuances of debt or equity through public offerings or private placements.

•	Growth. The UPREIT structure allows stockholders, through their ownership of common stock, and the limited partners, through their ownership of OP Units, an opportunity to participate in future investments we may make in additional properties.

•	Tax deferral. The UPREIT structure provides property owners who transfer their real properties to the Operating Partnership in exchange for OP Units the opportunity to defer the tax consequences that otherwise would arise from a sale of their real properties and other assets to us or to a third party. As a result, this structure allows us to acquire assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.

Insurance

We maintain, or require in our leases, including the Ensign Master Leases, that our tenants maintain all applicable lines of insurance on our properties and their operations. The amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants is customary for similarly situated companies in our industry. However, we cannot assure you that our tenants will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our leases, including the Ensign Master Leases, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers.

ITEM 1A.	Risk Factors

Risks Related to Our Business

We are dependent on Ensign and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.

Ensign is the lessee of the majority of our properties pursuant to the Ensign Master Leases and, therefore, is the primary source of our revenues. Additionally, because each Ensign Master Lease is a triple-net lease, we depend on Ensign to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Ensign will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Ensign Master Leases. The inability or unwillingness of Ensign to meet its rent obligations under the Ensign Master Leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Ensign to satisfy its other obligations under the Ensign Master Leases, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the leased properties as well as the business, financial position and results of operations of Ensign. For these reasons, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.

Ensign and other healthcare operators to which we lease properties are dependent on the healthcare industry and may be susceptible to the risks associated with healthcare reform, which could materially and adversely affect Ensign’s and our other tenants’ business, financial position or results of operations. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law. Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because substantially all of our properties are used as healthcare properties, we are impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by Ensign and other healthcare operators, reimbursement may be lower than the cost required to provide such services, which could materially and adversely affect the ability of Ensign and other healthcare operators to generate profits and pay rent.

Due to our dependence on rental payments from Ensign as our primary source of revenues, we may be limited in our ability to enforce our rights under, or to terminate, the Ensign Master Leases. Failure by Ensign to comply with the terms of the Ensign Master Leases or to comply with the healthcare regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by Ensign. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.

Tenants that fail to comply with the requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.

Ensign and other healthcare operators to which we lease properties are subject to complex federal, state and local laws and regulations relating to governmental healthcare reimbursement programs. See “Business —

Government Regulation, Licensing and Enforcement – Overview.” As a result, Ensign and other tenants are subject to the following risks, among others:

•	statutory and regulatory changes;

•	retroactive rate adjustments;

•	recovery of program overpayments or set-offs;

•	administrative rulings;

•	policy interpretations;

•	payment or other delays by fiscal intermediaries or carriers;

•	government funding restrictions (at a program level or with respect to specific facilities); and

•	interruption or delays in payments due to any ongoing governmental investigations and audits.

Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ costs of doing business and on the amount of reimbursement by government and other third-party payors. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants. The failure of Ensign or any of our other tenants to comply with these laws, requirements and regulations could materially and adversely affect their ability to meet their financial and contractual obligations to us.

Finally, government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of the Federal False Claims Act. The costs for an operator of a health care property associated with both defending such enforcement actions and the undertakings in settling these actions can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.

Tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate our healthcare facilities or be unable to meet their financial and other contractual obligations to us.

The healthcare operators to which we lease properties are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’ failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenant to obtain, or the loss of, any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by such tenant. Additionally, failure of our tenants to generally comply with applicable laws and regulations could adversely affect facilities owned by us, and therefore could materially and adversely affect us. See “Business — Government Regulation, Licensing and Enforcement — Healthcare Licensure and Certificate of Need.”

Our tenants depend on reimbursement from government and other third-party payors; reimbursement rates from such payors may be reduced, which could cause our tenants’ revenues to decline and could affect their ability to meet their obligations to us.

The federal government and a number of states are currently managing budget deficits, which may put pressure on Congress and the states to decrease reimbursement rates for our tenants, with the goal of decreasing state expenditures under Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants under both the Medicaid and Medicare programs. Potential reductions in Medicaid and Medicare reimbursement to our tenants could reduce the revenues of our tenants and their ability to meet their obligations to us.

The bankruptcy, insolvency or financial deterioration of our tenants could delay or prevent our ability to collect unpaid rents or require us to find new tenants.

We receive substantially all of our income as rent payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may fail to make rent payments when due or declare bankruptcy. Any tenant failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders (which could adversely affect our ability to raise capital or service our indebtedness). This risk is magnified in situations where we lease multiple properties to a single tenant, as a multiple property tenant failure could reduce or eliminate rental revenue from multiple properties.

If tenants are unable to comply with the terms of the leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement tenant for a healthcare property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for a property, transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, which may affect our ability to successfully transition a property.

If any lease expires or is terminated, we could be responsible for all of the operating expenses for that property until it is re-leased or sold. If we experience a significant number of un-leased properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.

If one or more of our tenants files for bankruptcy relief, the U.S. Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. Any bankruptcy filing by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Furthermore, dealing with a tenant’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

The geographic concentration of some of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.

Our properties are located in twelve different states, with concentrations in Texas and California. The properties in these two states accounted for approximately 31% and 19%, respectively, of the total operational beds and units in our portfolio, as of December 31, 2014 and approximately 25% and 25%, respectively, of our rental income for the year ended December 31, 2014. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.

Our facilities located in Texas are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding, and our facilities located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These acts of nature may cause disruption to our tenants, their employees and our facilities, which could have an adverse impact on our tenants’ patients and businesses. In order to provide care for their patients, our tenants are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at the facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our tenants’ businesses at those facilities. Furthermore, the impact, or impending threat, of a natural disaster may require that our tenants evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for their patients. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we currently cannot predict.

We pursue acquisitions of additional properties and seek other strategic opportunities in the ordinary course of our business, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.

We pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities in the ordinary course of our business. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.

We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed. Transactions involving properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations or that the tenant, operator or manager will underperform.

Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.

Our tenants which operate SNFs and other healthcare facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, Medicare and Medicaid provider approvals. If an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other operators and tenants.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific. A new or replacement tenant to operate one or more of our healthcare facilities may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to release the space. These expenditures or renovations could materially and adversely affect our business, financial condition or results of operations.

We may not be able to sell properties when we desire because real estate investments are relatively illiquid, which could materially and adversely affect our business, financial position or results of operations.

Real estate investments generally cannot be sold quickly. In addition, some of our properties serve as collateral for our secured debt obligations and cannot readily be sold unless the underlying secured mortgage indebtedness is concurrently repaid. We may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could materially and adversely affect the value of our properties and our ability to sell such properties for acceptable prices or on other acceptable terms. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could materially and adversely affect our business, financial position or results of operations.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our senior secured revolving credit facility (the “Credit Facility”) and the variable rate portion of our General Electric Capital Corporation secured mortgage debt (“GECC loan”). This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our success depends in large part upon the leadership and performance of our executive management team, particularly Gregory K. Stapley and other key employees. If we lose the services of Mr. Stapley or any of our other key employees, we may not be able to successfully manage our business or achieve our business objectives.

We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

Our lease agreements with operators (including the Ensign Master Leases) require that the tenant maintain comprehensive liability and hazard insurance, and we maintain customary insurance for the ILFs that we own and operate. However, there are certain types of losses (including, but not limited to, losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants or us. Any business interruption insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.

Under various federal, state and local laws, ordinances and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances or petroleum released at a property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Neither we nor our tenants carry environmental insurance on our properties. Although we generally require our tenants, as operators of our healthcare properties, to indemnify us for environmental liabilities they cause, such liabilities could exceed the financial ability of the tenant to indemnify us or the value of the contaminated property. The presence of contamination or the failure to remediate contamination may materially adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site. Although we will be generally indemnified by our tenants for contamination caused by them, these indemnities may not adequately cover all environmental costs. We may also experience environmental liabilities arising from conditions not known to us.

The impact of healthcare reform legislation on us and our tenants cannot accurately be predicted.

Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would effect major changes in the healthcare system, either nationally or at the state level. We cannot accurately predict whether any future legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.

Notably, in March 2010, President Obama signed into law the Affordable Care Act. The passage of the Affordable Care Act has resulted in comprehensive reform legislation that has expanded healthcare coverage to millions of uninsured people and provides for significant changes to the U.S. healthcare system over the next several years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various healthcare providers, including long-term acute care hospitals and SNFs, as well as certain other changes to Medicare payment methodologies. This comprehensive healthcare legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. While we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our tenants and the manner in which they are reimbursed by the federal healthcare programs, we cannot accurately predict today the impact of those regulations on our tenants and, thus, on our business.

The Supreme Court’s decision upholding the constitutionality of the individual mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has not reduced the uncertain impact that the law will have on healthcare delivery systems over the next decade. We can expect that the federal authorities will continue to implement the law, but, because of the Supreme Court’s mixed ruling, the implementation will take longer than originally expected, with a commensurate increase in the period of uncertainty regarding the law’s full long term financial impact on the delivery of and payment for healthcare.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, on April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014, which, among other things, requires the Centers for Medicare & and Medicaid Services (“CMS”) to measure, track, and publish readmission rates of SNFs by 2017 and implement a value-based purchasing program for SNFs (the “SNF VBP Program”) by October 1, 2018. The SNF VBP Program will increase Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program will be funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. If Medicare reimbursement provided to our healthcare tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.

Risks Related to the Spin-Off

We may not achieve some or all the benefits that we expected to achieve from the Spin-Off.

The Spin-Off may not have the full or any strategic and financial benefits that we expected, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the Spin-Off were based on a number of assumptions, which may prove incorrect. For example, we believed that the Spin-Off would allow us to acquire properties in different asset classes, diversify our tenant base and reduce our financing costs. In the event that the Spin-Off does not have these and other expected benefits for any reason, our financial condition and our ability to make distributions to our stockholders could be adversely affected (which could adversely affect our ability to raise capital or service our indebtedness).

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a separate and independent publicly traded company primarily focused on owning a portfolio of healthcare properties.

We have limited historical operations as an independent company and we are in the process of putting in place the infrastructure and personnel necessary to operate as a separate and independent publicly traded company. As a result of the Spin-Off, we are directly subject to, and responsible for, regulatory compliance, including the reporting and other obligations under the Exchange Act, the requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), and compliance with NASDAQ Global Market’s (“NASDAQ”) continued listing requirements, as well as compliance with generally applicable tax and accounting rules. The Exchange Act requires that we file annual, quarterly and current reports about our business and financial condition. Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which require significant resources and management oversight. As an emerging growth company, we are excluded from Section 404(b) of the Sarbanes-Oxley Act, which otherwise would have required our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting. If we cannot maintain effective disclosure controls and procedures or favorably assess the effectiveness of our internal control over financial reporting, or, once we are no longer an emerging growth company, our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline (which could adversely affect our ability to raise capital).

Ensign provides certain transition services to us pursuant to the Transition Services Agreement, which allows us time to build the infrastructure and retain the personnel necessary to operate as a separate and independent publicly traded company without relying on such transition services. Following the expiration of the Transition Services Agreement, Ensign will be under no obligation to provide further assistance to us. Because our business has not been historically operated as a separate and independent publicly traded company, we cannot assure you that we will be able to successfully implement the infrastructure or retain the personnel necessary to operate as a separate and independent publicly traded company or that we will not incur costs in excess of anticipated costs to establish such infrastructure and retain such personnel.

If the Spin-Off were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, Ensign and CareTrust could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Ensign for material taxes pursuant to indemnification obligations under the Tax Matters Agreement that we entered into with Ensign.

Ensign has received from the Internal Revenue Service (the “IRS”) a private letter ruling (the “IRS Ruling”), which provides substantially to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the Spin-Off will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Code. The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355 of the Code, and Ensign received a tax opinion from its tax advisors, substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinion that Ensign received from its tax advisors, rely on, among other things, certain facts, representations, assumptions and undertakings, including those relating to the past and future conduct of our and Ensign’s businesses, and the IRS Ruling and the tax opinion would not be valid if such facts, representations, assumptions and undertakings were incorrect in any material respect. Notwithstanding the IRS Ruling and the tax opinion, the IRS could determine the Spin-Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the facts, representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.

If the Spin-Off ultimately is determined to be taxable, Ensign would recognize taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of our common stock held by Ensign on the distribution date over Ensign’s tax basis in such shares. Such taxable gain and resulting tax liability would be substantial.

In addition, under the terms of the Tax Matters Agreement that we entered into with Ensign (the “Tax Matters Agreement”), we generally are responsible for any taxes imposed on Ensign that arise from the failure of the Spin-Off to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Sections 368(a)(1)(D) and 355 of the Code, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representation letter provided in connection with the tax opinion relating to the Spin-Off. Our indemnification obligations to Ensign and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Ensign under the circumstance set forth in the Tax Matters Agreement, we may be subject to substantial tax liabilities.

We may not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions for U.S. federal income tax purposes. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

Our ability to engage in significant strategic transactions and equity issuances may be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Spin-Off.

Even if the Spin-Off otherwise qualifies for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to Ensign under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or Ensign’s stock are acquired or issued as part of a plan or series of related transactions that includes the Spin-Off. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or Ensign stock within a two-year period after the Spin-Off generally are presumed to be part of such a plan, although we or Ensign, as applicable, may be able to rebut that presumption.

Under the Tax Matters Agreement that we entered into with Ensign, we also are generally responsible for any taxes imposed on Ensign that arise from the failure of the Spin-Off to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Sections 368(a)(1)(D) and 355 of the Code, to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representation letter provided to counsel in connection with the tax opinion.

Our agreements with Ensign may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties.

The agreements related to the Spin-Off, including the Separation and Distribution Agreement, the Ensign Master Leases, the Opportunities Agreement (the “Opportunities Agreement”), the Tax Matters Agreement, the Transition Services Agreement and the Employee Matters Agreement (the “Employee Matters Agreement”) we entered into with Ensign, were negotiated in the context of the Spin-Off while we were still a wholly owned subsidiary of Ensign. As a result, although those agreements are intended to reflect arm’s-length terms, they may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Conversely, certain agreements related to the Spin-Off may include terms that are more favorable than those that would have resulted from arm’s-length negotiations among unaffiliated third parties. Following expiration of those agreements, we may have to enter into new agreements with unaffiliated third parties, and such agreements may include terms that are less favorable to us. The terms of the agreements being negotiated in the context of the Spin-Off concern, among other things, divisions and allocations of assets and liabilities and rights and obligations, between Ensign and us.

Our consolidated and combined financial data included in this Annual Report do not purport to be indicative of the results we would have achieved as a separate and independent publicly traded company and may not be a reliable indicator of future results.

Our consolidated and combined financial data included in this Annual Report may not reflect our business, financial position or results of operations had we been a separate and independent publicly traded company during the periods presented, or what our business, financial position or results of operations will be in the future as a separate and independent publicly traded company. Prior to the Spin-Off, our business was operated by Ensign as part of one corporate organization and was not operated as a stand-alone company. Because we did not acquire ownership of the entities that own our real estate assets until immediately prior to the Spin-Off, the historical financial statements that are included in this Annual Report are those of Ensign Properties or, in the case of financial statements as of, and for the year ended, December 31, 2014, include the historical results of Ensign Properties prior to June 1, 2014, the effective date of the Spin-Off. Significant changes occurred in our cost structure, financing and business operations as a result of our operation as a stand-alone company and the entry into transactions with Ensign that have not existed historically, including the Ensign Master Leases.

For additional information about the basis of presentation of our consolidated and combined financial data included in this Annual Report, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined historical financial statements and accompanying notes, included elsewhere in this Annual Report.

The ownership by our chief executive officer, Gregory K. Stapley, and one of our directors, Christopher R. Christensen, of shares of Ensign common stock may create, or may create the appearance of, conflicts of interest.

Because of their former and current positions with Ensign, respectively, our chief executive officer, Gregory K. Stapley, and one of our directors, Christopher R. Christensen, own shares of Ensign common stock. Mr. Stapley and Mr. Christensen also own shares of our common stock. Their individual holdings of shares of our common stock and Ensign common stock may be significant compared to their respective total assets. These equity interests may create, or appear to create, conflicts of interest when they are faced with decisions that may not benefit or affect CareTrust and Ensign in the same manner.

Christopher R. Christensen, one of our directors, may have actual or potential conflicts of interest because of his position at Ensign.

Christopher R. Christensen, one of our directors, continues to serve as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As a result of Mr. Christensen’s service on CareTrust’s board of directors, transactions between Ensign and CareTrust in an amount in excess of $120,000 are subject to our policy regarding related party transactions, and require that Mr. Christensen recuse himself from consideration of such transactions. Although transactions pursuant to the agreements entered into prior to the Spin-Off, such as the Ensign Master Leases, are pre-approved under this policy, new transactions between Ensign and CareTrust, or material changes to these agreements, are subject to approval under the policy. However, circumstances may arise that are not subject to the policy in which Mr. Christensen will have or appear to have a potential conflict of interest, such as when our or Ensign’s management and directors pursue the same corporate opportunities or face decisions that could have different implications for us and Ensign.

The Spin-Off could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

The Spin-Off may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between Ensign and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Spin-Off from employees, lenders, ratings agencies, regulators or other interested parties. These increased expenses, changes to operations, disputes with third parties, or other effects could materially and adversely affect our business, financial position or results of operations. In addition, disputes with Ensign could arise in connection with any of the Ensign Master Leases, the Opportunities Agreement, the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement or other agreements.

Our potential indemnification liabilities pursuant to the Separation and Distribution Agreement could materially and adversely affect us.

The Separation and Distribution Agreement between us and Ensign includes, among other things, provisions governing the relationship between us and Ensign after the Spin-Off. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to or arising out of our business. If we are required to indemnify Ensign under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In connection with the Spin-Off, Ensign agreed to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Ensign’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, the Tax Matters Agreement and other agreements we entered into in connection with the Spin-Off, Ensign agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Ensign agreed to retain pursuant to these agreements, and there can be no assurance that Ensign will be able to fully satisfy its indemnification obligations under these agreements. Moreover, even if we ultimately succeed in recovering from Ensign any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Ensign.

The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

The Spin-Off and related transactions, including the special dividend paid on December 10, 2014 (the “Special Dividend”), are subject to review under various state and federal fraudulent conveyance laws. Under U.S. federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which vary from state to state, the Spin-Off or any of the related transactions could be voided as a fraudulent transfer or conveyance if Ensign (a) distributed property with the intent of hindering, delaying or defrauding creditors or (b) received less than reasonably equivalent value or fair consideration in return for such distribution, and one of the following is also true at the time thereof: (1) Ensign was insolvent or rendered insolvent by reason of the Spin-Off or any related transaction, (2) the Spin-Off or any related transaction left Ensign with an unreasonably small amount of capital or assets to carry on the business, or (3) Ensign intended to, or believed that, it would incur debts beyond its ability to pay as they mature.

As a general matter, value is given under U.S. law for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value under U.S. law in connection with a distribution to its stockholders.

We cannot be certain as to the standards a U.S. court would use to determine whether or not Ensign was insolvent at the relevant time. In general, however, a U.S. court would deem an entity insolvent if: (1) the sum of its debts, including contingent and unliquidated liabilities, was greater than the value of its assets, at a fair valuation; (2) the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or (3) it could not pay its debts as they became due.

If a U.S. court were to find that the Spin-Off was a fraudulent transfer or conveyance, a court could void the Spin-Off, require stockholders to return to Ensign some or all of the shares of common stock distributed in the Spin-Off or require stockholders to pay as money damages an equivalent of the value of the shares of common stock at the time of the Spin-Off. If a U.S. court were to find that the Special Dividend was a fraudulent transfer or conveyance, a court could void the Special Dividend, require stockholders to return to us some or all of the Special Dividend or require stockholders to pay as money damages an equivalent of the value of the Special Dividend. Moreover, stockholders could be required to return any dividends previously paid by us. With respect to any transfers from Ensign to us, if any such transfer was found to be a fraudulent transfer, a court could void the transaction or Ensign could be awarded monetary damages for the difference between the consideration received by Ensign and the fair market value of the transferred property at the time of the Spin-Off.

We are subject to certain continuing operational obligations pursuant to Ensign’s 2013 Corporate Integrity Agreement.

As part of compliance with various requirements of federal and private healthcare programs, Ensign and its subsidiaries are required to maintain a corporate compliance program pursuant to a corporate integrity agreement that Ensign entered into in October 2013 with the Office of the Inspector General of the U.S. Department of Health and Human Services. Although we are no longer a subsidiary of Ensign, we are subject to certain continuing operational obligations as part of Ensign’s compliance program pursuant to the CIA, including certain training in Medicare and Medicaid laws for our employees. Failure to timely comply with the applicable terms of the CIA could result in substantial civil or criminal penalties, which could adversely affect our financial condition and results of operations.

Risks Related to Our Status as a REIT

If we do not qualify to be taxed as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which could adversely affect our ability to raise capital or service our indebtedness.

We currently operate, and intend to continue to operate, in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes, which we currently expect to occur commencing with our taxable year ended December 31, 2014. We received an opinion of our counsel with respect to our qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinion of our counsel represents only the view of our counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Our counsel has no obligation to advise us or the holders of any of our securities of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of our counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by our counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

If we were to fail to qualify to be taxed as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT, which could adversely affect our financial condition and results of operations.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

We could fail to qualify to be taxed as a REIT if income we receive from our tenants is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if the leases are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for U.S. federal income tax purposes, we will likely fail to qualify to be taxed as a REIT.

In addition, subject to certain exceptions, rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock. CareTrust’s charter provides for restrictions on ownership and transfer of CareTrust’s shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from our tenants to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of REIT qualification requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. stockholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

Our funds from operations are generated primarily by rents paid under the Ensign Master Leases. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid being subject to corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (each, a “TRS”) or other subsidiary corporations that will be subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

In addition to the asset tests set forth above, to qualify to be taxed as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

Even if we qualify to be taxed as a REIT, we could be subject to tax on any unrealized net built-in gains in our assets held before electing to be treated as a REIT.

Following our REIT election, we will own appreciated assets that were held by a C corporation and were acquired by us in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the ten-year period following our qualification as a REIT, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that we became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

Uncertainties relating to CareTrust’s estimate of its “earnings and profits” attributable to C-corporation taxable years may have an adverse effect on our distributable cash flow.

In order to qualify as a REIT, a REIT cannot have at the end of any REIT taxable year any undistributed earnings and profits (“E&P”) that are attributable to a C-corporation taxable year. A REIT that has non-REIT accumulated earnings and profits has until the close of its first full tax year as a REIT to distribute such earnings and profits. Failure to meet this requirement would result in CareTrust’s disqualification as a REIT. In connection with the Company’s intention to qualify as a real estate investment trust, on October 17, 2014, the Company’s board of directors declared the Special Dividend to distribute the amount of accumulated E&P allocated to the Company as a result of the Spin-Off. The amount of the Special Dividend was $132.0 million, or approximately $5.88 per common share. It was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

The determination of non-REIT earnings and profits is complicated and depends upon facts with respect to which CareTrust may have had less than complete information or the application of the law governing earnings and profits, which is subject to differing interpretations, or both. Consequently, there are substantial uncertainties relating to the estimate of CareTrust’s non-REIT earnings and profits, and we cannot be assured that the earnings and profits distribution requirement has been met. These uncertainties include the possibility that the IRS could upon audit, as discussed above, increase the taxable income of CareTrust, which would increase the non-REIT earnings and profits of CareTrust. There can be no assurances that we have satisfied the requirement.

Risks Related to Our Capital Structure

We have substantial indebtedness and we have the ability to incur significant additional indebtedness.

As of December 31, 2014, we had approximately $358.2 million of indebtedness, consisting of $260.0 million representing our 5.875% Senior Notes due 2021 (the “Notes”) and approximately $98.2 million of secured mortgage indebtedness to third parties. We also had $84.2 million available for borrowing under the Credit Facility (given the borrowing base requirements of the Credit Facility). Our high level of indebtedness may have the following important consequences to us. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and other general corporate purposes;

•	require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;

•	make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Credit Facility;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	expose us to increases in interest rates for our variable rate debt;

•	limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints;

•	limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage relative to competitors that have less indebtedness;

•	increase our risk of property losses as the result of foreclosure actions initiated by lenders under our secured debt obligations;

•	require us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity; and

•	result in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes, the Credit Facility or our other debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

In addition, the Credit Facility and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt. If we incur additional debt, the related risks described above could intensify.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. The Credit Facility and the indenture governing the Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, the Credit Facility and the indenture governing the Notes permit us to incur additional debt, including secured debt, subject to the satisfaction of certain conditions.

We rely on our subsidiaries for our operating funds.

We conduct our operations through subsidiaries and depend on our subsidiaries for the funds necessary to operate and repay our debt obligations. Each of our subsidiaries is a distinct legal entity and has no obligation, contingent or otherwise, to transfer funds to us. In addition, the ability of our subsidiaries to transfer funds to us could be restricted by the terms of subsequent financings.

Covenants in our debt agreements restrict our activities and could adversely affect our business.

Our debt agreements, including the indenture governing the Notes and the Credit Facility, contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including, as applicable:

•	incurring or guaranteeing additional secured and unsecured debt;

•	creating liens on our assets;

•	paying dividends or making other distributions on, redeeming or repurchasing capital stock;

•	making investments or other restricted payments;

•	entering into transactions with affiliates;

•	issuing stock of or interests in subsidiaries;

•	engaging in non-healthcare related business activities;

•	creating restrictions on the ability of our subsidiaries to pay dividends or other amounts to us;

•	selling assets;

•	effecting a consolidation or merger or selling all or substantially all of our assets;

•	making acquisitions; and

•	amending certain material agreements, including material leases and debt agreements.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, the Credit Facility requires us to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum net worth. We are also required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.

The Credit Facility is secured by certain of our properties, and the amount available to be drawn under the Credit Facility is based on the borrowing base values attributed to such mortgaged properties. Our ability to increase the amount available to be drawn under the Credit Facility by adding additional properties to the borrowing base is subject to our obligation under the indenture to maintain total unencumbered assets of at least 150% of our unsecured indebtedness.

The Credit Facility also allows for the collateral agent, on behalf of the lenders thereunder, to conduct periodic appraisals of our owned properties that secure such facility, and if the appraised values were to decline in the future, availability under such facility may be decreased unless additional properties are mortgaged to secure such facility. A breach of any of the covenants or other provisions in our debt agreements could result in an event of default which, if not cured or waived, could result in such debt becoming due and payable, either automatically or after an election to accelerate by the required percentage of the holders of such indebtedness. This, in turn, could cause our other debt, including the Notes and the Credit Facility, to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt and permit certain of our lenders to foreclose on our assets, if any, that secure this debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

Risks Related To Our Common Stock

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify to be taxed as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after our first taxable year as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than our first taxable year as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or more than 9.8% in value of the outstanding shares of all classes or series of our stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify to be taxed as a REIT. In addition, our charter provides that (i) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void.

Maryland law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.

Our charter and bylaws and Maryland law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. Our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder; (2) provide that stockholders are not allowed to act by non-unanimous written consent; (3) permit the board of directors, without further action of the stockholders, to amend the charter to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series that we have the authority to issue; (4) permit the board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; (5) permit only the board of directors to amend the bylaws; (6) establish certain advance notice procedures for stockholder proposals, and provide procedures for the nomination of candidates for our board of directors; (7) provide that special meetings of stockholders may only be called by the Company or upon written request of stockholders entitled to be at the meeting; (8) provide that a director may only be removed by stockholders for cause and upon the vote of two-thirds of the outstanding shares of common stock; (9) provide for supermajority approval requirements for amending or repealing certain provisions in our charter; and (10) provide for a classified board of directors of three separate classes with staggered terms. In addition, specific anti-takeover provisions of the Maryland General Corporation Law (“MGCL”) could make it more difficult for a third party to attempt a hostile takeover. These provisions include:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

The market price and trading volume of our common stock may fluctuate.

The market price of our common stock may fluctuate, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	our ability to obtain financing as needed;

•	changes in laws and regulations affecting our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock after the Spin-Off;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating performance and stock price of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. As an emerging growth company, we are not required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 unless the SEC determines otherwise, (4) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (5) provide certain disclosure regarding executive compensation required of larger public companies in our periodic reports, proxy statements and registration statements, or (6) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. Accordingly, the information that we provide stockholders in our filings with the SEC may be different than what is available with respect to other public companies. If some investors find our common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

We will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period, and (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”).

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect our business and the market price of our common stock.

Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which require significant resources and management oversight. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in the market price for our common stock and impairing our ability to raise capital.

As an emerging growth company, we are excluded from Section 404(b) of the Sarbanes-Oxley Act, which otherwise would require our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting. If we cannot maintain effective disclosure controls and procedures or favorably assess the effectiveness of our internal control over financial reporting, or, once we are no longer an “emerging growth company,” our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

We cannot assure you of our ability to pay dividends in the future.

We expect to make quarterly dividend payments in cash in an amount equal to approximately 80% of our Funds Available for Distribution (as defined in Item 6 of this report), but in no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in annual report. Dividends are authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “Risks Related to Our Status as a REIT — REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

While we have no specific plan to issue preferred stock, our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

ERISA may restrict investments by plans in our common stock.

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our headquarters are located in San Clemente, California. We lease our corporate office from an unaffiliated third party.

The information set forth under “Portfolio Summary” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	Legal Proceedings

None of the Company or any of its subsidiaries is a party to, and none of their respective properties are the subject of, any material legal proceedings.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity

Our common stock is listed on the NASDAQ Global Select Market. Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the NASDAQ Global Select Market.

	2014
	High	Low
First Quarter	N/A	N/A
Second Quarter	$22.34	$16.32
Third Quarter	$20.20	$14.00
Fourth Quarter	$18.49	$11.32

At February 9, 2015, we had approximately 88 stockholders of record.

Dividends

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared the Special Dividend to stockholders of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated E&P allocated to the Company as a result of the Spin-Off. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

During the fourth quarter, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, which was paid on January 15, 2015 to stockholders of record as of December 31, 2014.

Recent Sales of Unregistered Securities

On October 29, 2013, in connection with our formation, we issued 1,000 shares of our common stock to Ensign for total consideration of $10 in cash. On May 30, 2014, we issued 22,434,938 shares of our common stock to Ensign in exchange for the contribution of property to us in connection with the Spin-Off. We did not register the issuance of these shares under the Securities Act, because such issuance did not constitute a public offering and therefore was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. All of these 22,435,938 shares were subsequently distributed on a pro rata basis to Ensign’s stockholders in the Spin-Off.

Issuer Purchases of Equity Securities

None.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index and the S&P 500 REIT Index, from June 1, 2014 to December 31, 2014. Total cumulative return is based on a $100 investment in CareTrust common stock and in each of the indexes on June 1, 2014 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG S&P 500, S&P 500 REIT INDEX AND CARETRUST REIT, INC.

RATE OF RETURN TREND COMPARISON

JUNE 1, 2014 — DECEMBER 31, 2014

(JUNE 1, 2014 = 100)

Stock Price Performance Graph Total Return

ITEM 6.	Selected Financial Data

The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated and combined financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments in 2014, 2013, 2012 and 2011. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The selected historical financial data set forth below reflects, for the relevant periods presented, as applicable, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to CareTrust immediately prior to the Spin-Off, (ii) the operations of the three independent living facilities that CareTrust operated immediately following the Spin-Off, and (iii) the new investments that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although CareTrust’s management believes such assumptions are reasonable, the historical financial statements do not fully reflect what CareTrust’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented prior to the Spin-Off.

	As of or For the Year Ended December 31,
	2014	2013	2012	2011
Income statement data:
Total revenues	$58,897	$48,796	$42,063	$31,941
(Loss) income before provision for income taxes	(8,143)	(272)	232	(6,514)
Net (loss) income	(8,143)	(395)	110	(5,341)
Balance sheet data:
Total assets	$482,572	$430,466	$398,978	$374,466
Senior unsecured notes payable	260,000	—	—	—
Secured mortgage indebtedness	98,205	114,982	118,317	99,745
Senior secured term loan	—	65,624	69,375	73,125
Senior secured revolving credit facility	—	78,701	20,000	15,000
Total equity	113,462	162,689	184,548	179,609
Other financial data:
Dividends declared per common share	$6.01	$—	$—	$—
FFO(1)	14,853	23,023	21,213	11,277
FAD(1)	16,559	23,740	21,933	11,893

(1)	We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measure. We also believe that Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and Funds Available for Distribution (“FAD”) are important non-GAAP supplemental measures of operating performance for a REIT. FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate related depreciation and amortization and impairment charges. FAD is defined as FFO excluding non-cash expenses such as stock-based compensation expense and amortization of deferred financing costs. We believe that the use of FFO and FAD, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and FAD to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for FAD, by excluding non-cash expenses such as stock-based compensation expense and amortization of deferred financing costs, FFO and FAD can help investors compare our operating performance between periods and to other REITs. However, our computation of FFO and FAD may not be comparable to FFO and FAD reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define FAD differently than we do. Further, FFO and FAD do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

The following table reconciles our calculations of FFO and FAD for the four years ended December 31, 2014, 2013, 2012 and 2011 to net income, the most directly comparable financial measure according to GAAP, for the same periods:

	For the Year Ended December 31,
	2014	2013	2012	2011
Net (loss) income	$(8,143)	$(395)	$110	$(5,341)
Real estate related depreciation and amortization	22,996	23,418	21,103	16,618

FFO	14,853	23,023	21,213	11,277
Stock-based compensation	154	18	15	15
Amortization of deferred financing costs	1,552	699	705	601

FAD	$16,559	$23,740	$21,933	$11,893

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the section titled “Risk Factors.” Also see “Statement Regarding Forward-Looking Statements” preceding Part I.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated and combined financial statements and the notes thereto.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Recent Transactions

•	Components of our Revenues and Expenses

•	Results of Operations

•	Liquidity and Capital Resources

•	Obligations and Commitments

•	Capital Expenditures

•	Critical Accounting Policies

•	Impact of Inflation

•	Off-Balance Sheet Arrangements

Overview

CareTrust REIT, Inc. was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis. The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust’s initial real estate portfolio consisted of substantially all of the real property that was owned by Ensign at the time of the Spin-Off. As of December 31, 2014, CareTrust’s leased portfolio consisted of 99 skilled nursing facilities, assisted living facilities and independent living facilities of which 94 properties are leased to Ensign on a triple-net basis under multiple long-term leases and five properties are leased to three other operators. We also own three ILFs that are operated by us. As of December 31, 2014, the 94 facilities leased to Ensign had a total of 10,121 operational beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The five other leased properties had a total of 159 units and are located in Idaho, Minnesota and Virginia. The three ILFs that we own and operate had a total of 264 units and are located in Texas and Utah. As of December 31, 2014, the Company had one other real estate investment, consisting of a $7.5 million preferred equity investment.

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

We intend to elect to be taxed and intend to qualify as a real estate investment trust for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through our Operating Partnership, CTR Partnership, L.P. The Operating Partnership is managed by CareTrust’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Recent Transactions

Spin-Off

On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis. In the Spin-Off, Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.

Senior Unsecured Notes

On May 30, 2014, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (“Capital Corp.” and, together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021. The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining net proceeds of the offering to pay the cash portion of the Special Dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014. The Issuers subsequently exchanged the Notes for substantially identical notes registered under the Securities Act. See “Liquidity and Capital Resources — Indebtedness.”

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our Credit Facility, with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of December 31, 2014, there were no amounts outstanding under the Credit Agreement. See “Liquidity and Capital Resources — Indebtedness.”

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation, which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $97.6 million as of December 31, 2014, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $47.5 million as of December 31, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $50.1 million as of December 31, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. See “Liquidity and Capital Resources — Indebtedness.”

Special Dividend

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared the Special Dividend of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated E&P allocated to the Company as a result of the Spin-Off. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

Cross Healthcare Portfolio

In November 2014, the Company acquired the Cross Healthcare portfolio, a three-facility assisted living and memory care portfolio located in Pocatello and Idaho Falls, Idaho, for $12.0 million.

In connection with the acquisition, the Company entered into a triple-net master lease with Cross Healthcare LLC (“Cross”). The lease carries an initial term of 12 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.0 million. The Company also received the option to acquire three additional Cross assets, two of which are currently undergoing renovation, lease-up and stabilization.

Prelude at Woodbury

In December 2014, the Company acquired Prelude at Woodbury, a 30-bed upscale assisted living and memory care facility in Woodbury, Minnesota, for $7.2 million.

In connection with the acquisition, the Company entered into a triple-net master lease with Prelude Homes & Services, LLC (“Prelude”). The lease has an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates the Woodbury facility will generate initial annual lease revenue of $0.6 million. The Company also secured an option to purchase and lease back Prelude’s next senior housing project, which is currently under development in White Bear Lake, Minnesota.

Signature Senior Living Preferred Equity Investment

In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC (“Signature”) and Milestone Retirement Communities (“Milestone”). The preferred equity investment delivers a 12.0% annual preferred return to CareTrust. The investment will be used to develop

Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado that will be constructed on a five-acre site. In connection with its investment, CareTrust obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project is expected to be completed in early 2016.

English Meadows at Christiansburg

In December 2014, the Company acquired English Meadows at Christiansburg, a 39-unit assisted living facility in Christiansburg, Virginia, from Twenty/20 Management, Inc. (“Twenty/20”) for $6.6 million.

In connection with the acquisition, the Company entered into a triple-net master lease with Twenty/20. The lease has an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates the English Meadows facility will generate initial annual lease revenue of $0.56 million.

Contemporaneously with the English Meadows transaction, CareTrust also entered into an agreement with a Twenty/20 affiliate to purchase and lease back Twenty/20’s recently acquired English Meadows Elks’ Home, a 169-unit independent and assisted living campus located in Bedford, Virginia. The Elks’ Home transaction is expected to close in mid-2015.

Components of our Revenues and Expenses

Revenues

Our earnings are primarily attributable to the rental revenue from the lease of our properties to Ensign pursuant to the Ensign Master Leases. The Ensign Master Leases consist of eight triple-net leases pursuant to which Ensign is responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. The rent is a fixed component that was initially set near the time of the Spin-Off. The annual revenues from the Ensign Master Leases are currently $56.0 million. Commencing June 1, 2016, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent.

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

General and administrative expenses are anticipated to be approximately $6.2 million to $6.9 million in 2015, consisting of cash compensation, incentive-based cash compensation professional services, administration and other costs and transitional services costs. These amounts were determined based on the experience of management, our seven months of operations after the Spin-Off and discussions with outside service providers, consultants and advisors. Possible future grants of non-cash stock-based compensation and acquisition costs are not included in these amounts. The amount of non-cash stock compensation expense to be incurred by us in 2015 relating to stock grants made in 2014 is expected to be approximately $1.0 million.

Depreciation and Amortization Expense

We incur depreciation and amortization expense for the property and equipment transferred to us from Ensign and for the real estate investments that closed in 2014. We expect such expense to be approximately $23.0 million in 2015. This amount was determined based on annualizing the depreciation and amortization expense for the three months ended December 31, 2014 and adjusting for the real estate investments that closed during the fourth quarter 2014.

Revenues and Operating Expenses of Our Independent Living Operations

We own and operate three independent living facilities. We anticipate these three ILFs will generate annual revenues of approximately $2.6 million and incur annual operating expenses of approximately $2.3 million in 2015. These amounts were determined based on annualizing the revenues and operating expenses of these facilities for the three months ended December 31, 2014.

Interest Expense

We incur interest expense from our borrowing obligations. Our debt outstanding as of December 31, 2014 was approximately $358.2 million, and our annual interest costs are approximately $24.0 million which includes amortization of deferred financing costs and a commitment fee on our unused Senior Secured Revolving Credit Facility. Our weighted average interest rate is approximately 5.8%. See “— Liquidity and Capital Resources” below for more information.

Results of Operations

Basis of Presentation

Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and were derived from the accounting records of Ensign (which are not included in this report). These statements reflect the combined historical financial condition and results of operations of the carve-out business of the entities that own the SNFs, ALFs and ILFs that we own, and the operations of the three ILFs that we operate, in accordance with GAAP. Subsequent to the Spin-Off, the financial statements were prepared on a consolidated basis as the entities that own the properties are now wholly owned subsidiaries of the Company. All intercompany transactions and accounts have been eliminated.

Operating Results

Our primary business consists of acquiring, financing and owning real property to be leased to third party tenants in the healthcare sector.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2014	2013
	(dollars in thousands)
Revenues:
Rental income	$51,367	$41,242	$10,125	25%
Tenant reimbursement	4,956	5,168	(212)	(4)%
Independent living facilities	2,519	2,386	133	6%
Interest and other income	55	—	55	*
Expenses:
Depreciation and amortization	23,000	23,418	(418)	(2)%
Interest expense	21,622	12,647	8,975	71%
Loss on extinguishment of debt	4,067	—	4,067	*
Property taxes	4,956	5,168	(212)	(4)%
Acquisition costs	47	255	(208)	(82)%
Independent living facilities	2,243	2,138	105	5%
General and administrative	11,105	5,442	5,663	104%
Provision for income taxes	—	123	(123)	*

*	not meaningful

Rental income. Rental income was $51.3 million for the year ended December 31, 2014 compared to $41.2 million for the year ended December 31, 2013. The $10.1 million increase in rental income is due primarily to $7.4 million of new incremental rent in place after the Spin-Off and $2.6 million from properties acquired after January 1, 2013.

Independent living facilities. Revenues from our three independent living facilities that we own and operate were $2.5 million for the year ended December 31, 2014 compared to $2.4 million for the year ended December 31, 2013. The increase was due to an increase in occupancy offset by a slight decline in average monthly rate. Expenses were $2.2 million for the year ended December 31, 2014 compared to $2.1 million for the year ended December 31, 2013. The $0.1 million increase was due to higher costs associated with operating the facilities.

Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million or 2% for the year ended December 31, 2014 to $23.0 million compared to $23.4 million for the year ended December 31, 2013. The $0.4 million net change in depreciation and amortization was primarily due to certain assets which were not transferred to the Company in connection with the Spin-Off offset by properties acquired after January 1, 2013 and improvements made to properties after January 1, 2013.

Interest expense. Interest expense increased $9.0 million or 71% for the year ended December 31, 2014 to $21.6 million compared to $12.6 million for the year ended December 31, 2013. The increase was due to higher net borrowings after the Spin-Off as compared to the prior year and a $1.6 million loss on the settlement of an interest rate swap in 2014 as a result of the early retirement of Ensign’s senior credit facility.

General and administrative expense. General and administrative expense increased $5.7 million for the year ended December 31, 2014 to $11.1 million compared to $5.4 million for the year ended December 31, 2013. The $5.7 million increase is primarily related to costs associated with being a stand-alone public company such as compensation, legal and other professional fees, and other costs related to the Spin-Off.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2013	2012
	(dollars in thousands)
Revenues:
Rental income	$41,242	$35,048	$6,194	18%
Tenant reimbursement	5,168	4,470	698	16%
Independent living facilities	2,386	2,545	(159)	(6%)
Expenses:
Depreciation and amortization	23,418	21,103	2,315	11%
Interest expense	12,647	12,207	440	4%
Property taxes	5,168	4,470	698	16%
Acquisition costs	255	189	66	35%
Independent living facilities	2,138	2,074	64	3%
General and administrative	5,442	1,788	3,654	204%
Provision for income taxes	123	122	1	1%

Rental income. Rental income was $41.2 million for the year ended December 31, 2013 compared to $35.0 million for the year ended December 31, 2012. The $6.2 million increase in rental income is primarily due to an increase of $4.5 million from 19 properties acquired after January 1, 2012.

Independent living facilities. Revenues from our three independent living facilities that we own and operate were $2.4 million for the year ended December 31, 2013 compared to $2.5 million for the year ended December 31, 2012. The decrease in revenue was due to a decline in occupancy and a slight decline in average monthly rate. Expenses were $2.1 million for both years ending December 31, 2013 and 2012.

Depreciation and amortization. Depreciation and amortization expense increased $2.3 million or 11% for the year ended December 31, 2013 to $23.4 million compared to $21.1 million for the year ended December 31, 2012. The $2.3 million increase in depreciation and amortization was primarily due to an increase of $1.4 million from 19 properties acquired after January 1, 2012.

Interest expense. Interest expense increased $0.4 million or 4% for the year ended December 31, 2013 to $12.6 million compared to $12.2 million for the year ended December 31, 2012. The increase was due to higher borrowings under our senior secured revolving credit facility slightly offset by lower interest expense on our mortgage notes payable and senior secured term loan.

General and administrative expense. General and administrative expense increased $3.6 million or 204% for the year ended December 31, 2013 to $5.4 million compared to $1.8 million for the year ended December 31, 2012. The net increase is primarily related to legal and other costs related to the Spin-Off of $4.0 million, slightly offset by a decline in other expenses.

Provision for income taxes. Provision for income taxes for the years ended December 31, 2013 and 2012 was $0.1 million.

Liquidity and Capital Resources

We are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly dividends to common stockholders from cash flow from operating activities. All such dividends are at the discretion of our board of directors.

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared the Special Dividend of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated E&P allocated to the Company as a result of the Spin-Off. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

We believe that our available cash, expected operating cash flows and the availability under our Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.

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

Cash Flows

The following table presents selected data from our consolidated and combined statements of cash flows for the years presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$21,906	$26,632	$24,136
Net cash used in investing activities	(53,596)	(54,733)	(49,505)
Net cash provided by financing activities	56,115	28,261	25,008

Net increase (decrease) in cash and cash equivalents	24,425	160	(361)
Cash and cash equivalents at beginning of period	895	735	1,096

Cash and cash equivalents at end of period	$25,320	$895	$735

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2014 was $21.9 million compared to $26.6 million for the year ended December 31, 2013, a decrease of $4.7 million. The decrease was primarily due to larger net loss in 2014 after adding back non-cash charges which totaled $3.8 million and a net decrease in operating assets and liabilities of $0.9 million.

Net cash used in investing activities for the year ended December 31, 2014 was $53.6 million compared to $54.7 million for the year ended December 31, 2013, a decrease of $1.1 million. The decrease was primarily the result of lower investments in real estate in 2014 compared to 2013.

Net cash provided by financing activities for the year ended December 31, 2014 was $56.1 million compared to $28.3 million for the year ended December 31, 2013, an increase of $27.9 million. This increase was due to the following: issuance of debt totaling $320.7 million for the year ended December 31, 2014 compared to $58.7 million for the year ended December 31, 2013, an increase of $262.0 million; payments on debt totaling $222.5 million for the year ended December 31, 2014 compared to $7.2 million for the year ended December 31, 2013, an increase of $215.3 million; payments of deferred financing costs totaling $13.4 million for the year ended December 31, 2014 compared to $0.7 million for the year ended December 31, 2013, an increase of $12.7 million; net contribution from Ensign totaling $4.4 million for the year ended December 31, 2014 compared to a net distribution from Ensign of $22.5 million for the year ended December 31, 2013, a change of $26.9 million; and cash dividends paid on common stock in 2014 of $33.0 million.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities for the year ended December 31, 2013 was $26.6 million compared to $24.1 million for the year ended December 31, 2012, an increase of $2.5 million. The increase was primarily due to our improved operating results, which contributed $24.1 million in 2013 after adding back depreciation and amortization, deferred income taxes, and loss on disposition of equipment, furniture, and fixtures (non-cash charges), as compared to $22.2 million for 2012, an increase of $1.9 million.

Net cash used in investing activities for the year ended December 31, 2013 was $54.7 million compared to $49.5 million for the year ended December 31, 2012, an increase of $5.2 million. The increase was primarily the result of $55.6 million in cash paid for acquisitions of real estate and purchased equipment, furniture and fixtures in the year ended December 31, 2013 compared to $49.8 million in the year ended December 31, 2012.

Net cash provided by financing activities for the year ended December 31, 2013 was $28.3 million compared to $25.0 million for the year ended December 31, 2012, an increase of $3.3 million. This increase was due to the following: issuance of debt totaling $58.7 million for the year ended December 31, 2013 compared to $36.5 million for the year ended December 31, 2012, an increase of $22.2 million; principal payments on long-term debt totaling $7.2 million for the year ended December 31, 2013 compared to $16.8 million for the year ended December 31, 2012, a decrease of $9.6 million; payments of deferred financing costs totaling $0.7 million for the year ended December 31, 2013 compared to $0.2 million for the year ended December 31, 2012, an increase of $0.5 million; and net distribution to Parent totaling $22.5 million for the year ended December 31, 2013 compared to a net contribution from Parent of $5.6 million for the year ended December 31, 2012, a change of $28.1 million.

Indebtedness

Senior Unsecured Notes

On May 30, 2014, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp., completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021. The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining net proceeds of the offering to pay the cash portion of the Special Dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014. The Issuers subsequently exchanged the Notes for substantially identical notes registered under the Securities Act of 1933.

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

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust and certain of CareTrust’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 13, Summarized Condensed Consolidating and Combining Information.

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

As of December 31, 2014, we were in compliance with all applicable financial covenants under the indenture.

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our Credit Facility, with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of December 31, 2014, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and

0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three months and year ended December 31, 2014, the Company incurred $0.2 million and $0.4 million, respectively, of commitment fees.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2014, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $97.6 million as of December 31, 2014, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $47.5 million as of December 31, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $50.1 million as of December 31, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016.

The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants.

We expect to use the proceeds from the additional advance under the GECC Loan for working capital purposes, to fund acquisitions and for general corporate purposes.

As of December 31, 2014, the Company was in compliance with all applicable covenants under the GECC Loan.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to less than 5 Years	More than 5 years
Senior Unsecured Notes(1)	$359,288	$15,275	$30,550	$30,550	$282,913
Credit Facility(2)	2,598	760	1,523	315	—
Mortgage Notes(3)	111,437	8,142	103,051	244	—
Operating lease	521	83	208	220	10

Total	$473,844	$24,260	$135,332	$31,329	$282,923

(1)	Amounts include interest payments of $99.3 million.
(2)	Represents only the unused revolving credit facility fee as there was $0 drawn at December 31, 2014.
(3)	Amounts include interest payments of $13.2 million. The $50.1 million variable rate portion of the GECC debt assumes an interest rate of 3.85%.

Capital Expenditures

We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under triple-net leases are generally the responsibility of the tenant, except that, for the Ensign Master Leases, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property.

Critical Accounting Policies

Basis of Presentation. The accompanying consolidated and combined financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to us immediately prior to the Spin-Off, (ii) the operations of the three independent living facilities that we operated immediately following the Spin-Off, and (iii) the new investments that we have made after the Spin-Off. Our financial statements, prior to the Spin-Off, have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities.

The combined balance sheet of the Company at December 31, 2013 includes assets and liabilities of Ensign that are specifically identifiable or otherwise attributable to us. The combined statements of income, prior to the Spin-Off, reflect allocations of general corporate expenses from Ensign including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services. See Note 6, Related Party Transactions.

Management believes that the assumptions and estimates used in preparation of the underlying consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

The accompanying consolidated and combined financial statements of the Company were prepared in accordance with GAAP and reflect our financial position, results of operations and cash flows. All intercompany transactions and account balances within the Company have been eliminated.

Estimates and Assumptions. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Real Estate Depreciation and Amortization. Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years

Real Estate Acquisition Valuation. In accordance with ASC 805, Business Combinations, we record the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.

We assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Long-Lived Assets. Management periodically evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. Management also assesses the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time and depreciation is adjusted going forward to reflect the new value assigned to the asset.

If we decide to sell real estate properties, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell.

In the event of impairment, the fair value of the real estate investment is determined by market research, which includes valuing the property in its current use as well as other alternative uses, and involves significant judgment. Our estimates of cash flows and fair values of the properties are based on current market conditions and reflect matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results.

Other Real Estate Investments. Preferred equity investments with characteristics of debt instruments are accounted for as acquisition, development and construction loans held for investment, stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses and accrued interest, net of reserves. We recognize interest income on a quarterly basis based on the outstanding investment including any accrued and unpaid interest.

We periodically evaluate each of our investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value, or, as a practical expedient, the value of the collateral if the loan is collateral dependent.

Revenue Recognition. We recognize rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if we are the primary obligor and, with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk. For the years ended December 31, 2014, 2013 and 2012, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.

We evaluate the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of December 31, 2014 and 2013.

Income Taxes. Our operations have historically been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by Ensign. Income tax expense and other income tax related information contained in these consolidated financial statements are presented on a separate tax return basis as if we filed our own tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated financial statements herein may not necessarily reflect our income tax expense or tax payments in the future, or what its tax amounts would have been if we had been a stand-alone company during the periods presented.

We expect to elect to be taxed as a REIT under the Code, and intend to operate as such beginning with our taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.

In connection with our intention to qualify as a real estate investment trust in 2014, on October 17, 2014, our board of directors declared a special dividend of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated earnings and profits, or “E&P,” allocated to us as a result of the Spin-Off. The Special Dividend was intended to purge us of accumulated E&P attributable to the period prior to our first taxable year as a REIT. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. We issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

Stock-Based Compensation. We account for share-based awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Net income (loss) reflects stock-based compensation expense of $154,000 for the year ended December 31, 2014.

Impact of Inflation

Our rental income in future years will be impacted by changes in inflation. Several of our lease agreements, including the Ensign Master Leases, provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to minimum or maximum fixed percentages.

Off-Balance Sheet Arrangements

None.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness under the GECC Loan. Approximately $50.1 million of the GECC Loan bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining approximately $47.5 million of the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and thereafter at the floating rate described above.

Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. At December 31, 2014, we had $84.2 million in borrowings available under the Credit Facility (given the borrowing base requirements of the Credit Agreement), and no outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 1.00% to 1.50% per annum or LIBOR plus a margin ranging from 2.00% to 2.50% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries.

An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, annual interest expense under the floating rate portion of the GECC Loan would have increased $0.5 million for the year ended December 31, 2014.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2014, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

ITEM 8.	Financial Statements and Supplementary Data

See the Index to Consolidated and Combined Financial Statements included in this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Independent Registered Public Accounting Firm

As long as we remain an “emerging growth company,” as defined in the JOBS Act, we will not be required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

ITEM	13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated and Combined Financial Statements on page F-1 of this report.

(a)(2)	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

(a)(3)	Exhibits

2.1	Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 2.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

3.2	Amended and Restated Bylaws of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.2 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

4.1	Indenture, dated as of May 30, 2014, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

4.2	Form of 2021 Note (included in Exhibit 4.1 above).

4.3	Specimen Stock Certificate of CareTrust REIT, Inc. (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014).

10.1	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.2	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Ensign Master Leases (incorporated by reference to Exhibit 10.2 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.3	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.3 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.4	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.4 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.5	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.5 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.6	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.6 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.7	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc. (incorporated by reference to Exhibit 10.7 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.8	Registration Rights Agreement, dated as of May 30, 2014, by and among CTR Partnership, L.P., CareTrust Capital Corp., the guarantors named therein and Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc. and RBC Capital Markets LLC, on behalf of themselves and as representatives of the other initial purchasers named therein (incorporated by reference to Exhibit 10.8 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.9	Credit Agreement, dated as of May 30, 2014, by and among CareTrust REIT, Inc., CTR Partnership, L.P., the guarantors named therein, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.10	Fifth Amended and Restated Loan Agreement, dated as of May 30, 2014, by and among certain subsidiaries of CareTrust REIT, Inc. as borrowers, and General Electric Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.10 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.11	Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

+10.12	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

10.13	Amended and Restated Partnership Agreement of CTR Partnership, L.P. (incorporated by reference to Exhibit 3.4 to CareTrust REIT, Inc.’s Registration Statement on Form S-4, filed on August 28, 2014).

+**10.14	Form of Restricted Stock Agreement.

+**10.15	Form of Restricted Stock Unit Agreement.

**21.1	List of Subsidiaries of CareTrust REIT, Inc.

**23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

**23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL	(Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/S/ GREGORY K. STAPLEY
Gregory K. Stapley
President and Chief Executive Officer

Dated: February 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ GREGORY K. STAPLEY Gregory K. Stapley	Director, President and Chief Executive Officer (Principal Executive Officer)	February 11, 2015

/S/ WILLIAM M. WAGNER William M. Wagner	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 11, 2015

/S/ CHRISTOPHER R. CHRISTENSEN Christopher R. Christensen	Director	February 11, 2015

/S/ JON D. KLINE Jon D. Kline	Director	February 11, 2015

/S/ DAVID G. LINDAHL David G. Lindahl	Director	February 11, 2015

/S/ GARY B. SABIN Gary B. Sabin	Director	February 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CareTrust REIT, Inc.

We have audited the accompanying consolidated balance sheet of CareTrust REIT, Inc. (the “Company”), as of December 31, 2014, and the related consolidated and combined statements of income (loss), comprehensive income (loss), equity, and cash flows for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2), Schedule III — Real Estate and Accumulated Depreciation. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of CareTrust REIT, Inc. as of December 31, 2014 and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Irvine, California

February 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Ensign Group, Inc.

Mission Viejo, California

We have audited the accompanying combined balance sheet of Ensign Properties (the “Company”), as defined in the notes to the combined financial statements, as of December 31, 2013, and the related combined statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule as of December 31, 2013, listed in the Index. These combined financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of Ensign Properties as of December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 and Note 2, the accompanying combined financial statements of the Company are comprised of the real property interests and independent living facility businesses of The Ensign Group, Inc., and contain related party transactions that may not be reflective of the actual amounts which would have been incurred had the Company operated as a separate entity apart from The Ensign Group, Inc. Included in Note 6 to the combined financial statements is a summary of related party transactions.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 14, 2014 (August 28, 2014 as to the earnings (loss) per share information described in Note 10 and the condensed combining information in Note 13)

CARETRUST REIT, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets:
Real estate investments, net	$436,215	$425,003
Other real estate investments	7,532	—
Cash and cash equivalents	25,320	895
Accounts receivable (related party receivables of $2,275 at December 31, 2014 - Note 6)	2,291	20
Prepaid expenses and other assets	809	888
Deferred tax assets	—	859
Deferred financing costs, net	10,405	2,801

Total assets	$482,572	$430,466

Liabilities and Equity:
Senior unsecured notes payable	$260,000	$—
Senior secured revolving credit facility	—	78,701
Mortgage notes payable	98,205	114,982
Senior secured term loan	—	65,624
Interest rate swap	—	1,828
Accounts payable and accrued liabilities	10,905	5,783
Deferred tax liabilities	—	859

Total liabilities	369,110	267,777

Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,251,157 shares issued and outstanding as of December 31, 2014	313	—
Additional paid-in capital	246,041	—
Cumulative distributions in excess of earnings	(132,892)	—
Invested equity	—	164,517
Accumulated other comprehensive loss	—	(1,828)

Total equity	113,462	162,689

Total liabilities and equity	$482,572	$430,466

See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income (related party rental income of $32,667 for the year ended December 31, 2014 - Note 6)	$51,367	$41,242	$35,048
Tenant reimbursement (related party tenant reimbursements of $2,842 for the year ended December 31, 2014 - Note 6)	4,956	5,168	4,470
Independent living facilities	2,519	2,386	2,545
Interest and other income	55	—	—

Total revenues	58,897	48,796	42,063

Expenses:
Depreciation and amortization	23,000	23,418	21,103
Interest expense	21,622	12,647	12,207
Loss on extinguishment of debt	4,067	—	—
Property taxes	4,956	5,168	4,470
Acquisition costs	47	255	189
Independent living facilities	2,243	2,138	2,074
General and administrative	11,105	5,442	1,788

Total expenses	67,040	49,068	41,831

(Loss) income before provision for income taxes	(8,143)	(272)	232
Provision for income taxes	—	123	122

Net (loss) income	$(8,143)	$(395)	$110

Earnings (loss) per common share:
Basic	$(0.36)	$(0.02)	$0.00

Diluted	$(0.36)	$(0.02)	$0.00

Weighted-average number of common shares:
Basic	22,788	22,228	22,228

Diluted	22,788	22,228	22,436

See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(8,143)	$(395)	$110
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	167	1,038	(723)
Reclassification adjustment on interest rate swap	1,661	—	—

Comprehensive (loss) income	$(6,315)	$643	$(613)

See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at January 1, 2012	—	$—	$—	$—	$181,752	$(2,143)	$179,609
Unrealized loss on interest rate swap	—	—	—	—	—	(723)	(723)
Net capital contribution from Ensign	—	—	—	—	5,552	—	5,552
Net income	—	—	—	—	110	—	110

Balance at December 31, 2012	—	—	—	—	187,414	(2,866)	184,548
Unrealized gain on interest rate swap	—	—	—	—	—	1,038	1,038
Net capital distribution to Ensign	—	—	—	—	(22,502)	—	(22,502)
Issuance of common stock	1,000	—	—	—	—	—	—
Net loss	—	—	—	—	(395)	—	(395)

Balance at December 31, 2013	1,000	—	—	—	164,517	(1,828)	162,689
Net capital contribution from Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid-in capital in conjunction with the Spin-Off (Note 1)	22,227,358	222	146,980	—	(147,202)	—	—
Vesting of restricted common stock	48,550	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	154	—	—	—	154
Special dividend at $5.88 per share	8,974,249	90	98,908	(131,999)	—	—	(33,001)
Common dividend at $0.125 per share	—	—	—	(3,946)	—	—	(3,946)
Net income (loss)	—	—	—	3,053	(11,196)	—	(8,143)

Balance at December 31, 2014	31,251,157	$313	$246,041	$(132,892)	$—	$—	$113,462

See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(8,143)	$(395)	$110
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,000	23,418	21,103
Amortization of deferred financing costs and debt discount	1,603	821	826
Amortization of stock-based compensation	154	—	—
Non-cash interest income adjustments	(32)	—	—
Loss on extinguishment of debt	1,998	—	—
Loss on settlement of interest rate swap	1,661	—	—
Loss on disposition of equipment, furniture and fixtures	—	206	127
Change in operating assets and liabilities:
Accounts receivable	4	5	(4)
Accounts receivable due from related party	(2,275)	—	—
Prepaid expenses and other assets	445	266	2,911
Interest rate swap	(1,661)	—	—
Accounts payable and accrued liabilities	5,152	2,311	(937)

Net cash provided by operating activities	21,906	26,632	24,136

Cash flows from investing activities:
Acquisition of real estate	(25,742)	(35,656)	(29,997)
Improvements to real estate	(579)	—	—
Purchases of equipment, furniture and fixtures	(19,275)	(19,931)	(19,757)
Preferred equity investment	(7,500)	—	—
Escrow deposit for acquisition of real estate	(500)	—	—
Cash proceeds from the sale of equipment, furniture and fixtures	—	854	249

Net cash used in investing activities	(53,596)	(54,733)	(49,505)

Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	260,000	—	—
Borrowings under senior secured revolving credit facility	10,000	58,700	15,000
Proceeds from the issuance of mortgage notes payable	50,676	—	21,525
Repayments of borrowings under senior secured revolving credit facility	(88,701)	—	(10,000)
Payments on the mortgage notes payable	(68,155)	(3,457)	(3,075)
Payments on the senior secured term loan	(65,624)	(3,750)	(3,750)
Payments of deferred financing costs	(13,436)	(730)	(244)
Net capital contribution from (distribution to) Ensign (Note 6)	4,356	(22,502)	5,552
Dividends paid on common stock	(33,001)	—	—

Net cash provided by financing activities	56,115	28,261	25,008

Net increase (decrease) in cash and cash equivalents	24,425	160	(361)
Cash and cash equivalents beginning of period	895	735	1,096

Cash and cash equivalents end of period	$25,320	$895	$735

Supplemental disclosures of cash flow information:
Interest paid	$17,243	$12,657	$12,275

Income taxes paid	$104	$100	$111

Supplemental schedule of noncash operating, investing and financing activities:
Operating assets and liabilities that were not transferred to CareTrust	$1,042	$—	$—

Holdback of purchase price to acquire real estate	$300	$—	$—

Equipment, furniture and fixtures that were not transferred to CareTrust	$(11,684)	$—	$—

Net capital distribution to Ensign	$10,475	$—	$—

Distributions payable	$3,946	$—	$—

Distributions paid to common stockholders through common stock issuances	$98,998	$—	$—

See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION

Separation from Ensign — Prior to June 1, 2014, CareTrust REIT, Inc. (“CareTrust” or the “Company”) was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014. The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off.

Prior to the Spin-Off, the Company and Ensign entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and Ensign. The Company and Ensign or their respective subsidiaries, as applicable, also entered into a number of other agreements to govern the relationship between Ensign and the Company after the Spin-Off, including eight long-term leases (the “Ensign Master Leases”), under which Ensign leases 94 healthcare facilities on a triple-net basis.

The Company and Ensign also entered into an Opportunities Agreement, which grants the Company the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior living facility by Ensign or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement grants Ensign, subject to certain exceptions, the right to either purchase and operate, or lease and operate, the facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off; provided that the portfolio is not subject to an existing lease with an operator or manager that has a remaining term of more than one year, and is not presented to the Company by or on behalf of another operator seeking lease or other financing. If Ensign elects to lease and operate such a property or portfolio, the lease would be on substantially the same terms as the Ensign Master Leases.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-60, Equity — Spinoffs and Reverse Spinoffs, the accounting for the separation of the Company follows its legal form, with Ensign as the legal and accounting spinnor and the Company as the legal and accounting spinnee, due to the relative significance of Ensign’s healthcare business, the relative fair values of the respective companies, the retention of all senior management (except Mr. Gregory K. Stapley) by Ensign, and other relevant indicators. The assets and liabilities contributed to the Company from Ensign, or incurred in connection with the Spin-Off in the case of certain debt, were as follows (dollars in thousands):

Real estate investments, net	$421,846
Cash	78,731
Accounts receivable and prepaid assets and other current assets	1,900
Deferred financing costs, net	11,088
Debt	(359,512)
Other liabilities	(6,838)

Net contribution	$147,215

Description of Business — The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2014, the 102 skilled nursing, assisted living and independent living facilities owned by the Company and leased to independent operators including Ensign had a total of 10,292 operational beds/units located in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, Texas, Utah, Virginia and Washington. The three independent living facilities owned and operated by the Company had a total of 264 units located in Texas and Utah. As of December 31, 2014, the Company also had one other real estate investment, consisting of a $7.5 million preferred equity investment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying consolidated and combined financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off, (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off, and (iii) the new investments that the Company has made after the Spin-Off. The Company’s financial statements, prior to the Spin-Off, have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities (the “Ensign Properties”).

The combined balance sheet of the Company at December 31, 2013 includes Ensign assets and liabilities that are specifically identifiable or otherwise attributable to the Company. The combined statements of income, prior to the Spin-Off, reflect allocations of general corporate expenses from Ensign including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services. See further discussion in Note 6, Related Party Transactions.

Management believes that the assumptions and estimates used in preparation of the underlying consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements herein do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position or cash flows.

The accompanying consolidated and combined financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect the financial position, results of operations and cash flows of the Company. All intercompany transactions and account balances within the Company have been eliminated.

Invested Capital — Invested capital in the consolidated and combined balance sheets represents Ensign’s historical investment in the Company, the net effect of cost allocations from transactions with Ensign, net transfers of cash and assets to Ensign and the Company’s accumulated earnings. See further discussion of transactions with Ensign in Note 6, Related Party Transactions.

Estimates and Assumptions — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Real Estate Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years

Real Estate Acquisition Valuation — In accordance with ASC 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.

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

Impairment of Long-Lived Assets — Management periodically evaluates the Company’s real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. Management also assesses the carrying value of the Company’s real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time and depreciation is adjusted going forward to reflect the new value assigned to the asset.

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

Other Real Estate Investments — Preferred equity investments with characteristics of debt instruments are accounted for as acquisition, development and construction loans held for investment, stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses and accrued interest, net of reserves. The Company recognizes interest income on a quarterly basis based on the outstanding investment including any accrued and unpaid interest.

The Company periodically evaluates each of its investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value, or, as a practical expedient, the value of the collateral if the loan is collateral dependent.

Cash and Cash Equivalents — Cash and cash equivalents consist of bank term deposits and money market funds with original maturities of three months or less at time of purchase and therefore approximate fair value. The fair value of these investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The Company places its cash and short-term investments with high credit quality financial institutions.

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

Deferred Financing Costs — External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in our consolidated and combined statements of income (loss). Accumulated amortization of deferred financing costs was $2.2 million and $2.4 million at December 31, 2014 and December 31, 2013, respectively.

When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in our consolidated and combined statements of income (loss).

Revenue Recognition — The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the years ended December 31, 2014, 2013 and 2012, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of December 31, 2014 and 2013.

Income Taxes — The Company’s operations have historically been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by Ensign. Income tax expense and other income tax related information contained in these consolidated and combined financial statements are presented on a separate tax return basis as if the Company filed its own tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated financial statements herein may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company during the periods presented.

The Company expects to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intends to operate as such beginning with its taxable year ended December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared a special dividend (the “Special Dividend”) of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated earnings and profits, or “E&P,” allocated to the Company as a result of the Spin-Off. The Special Dividend was intended to purge the Company of accumulated E&P attributable to the period prior to the Company’s first taxable year as a REIT. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

Derivatives and Hedging Activities — The Company evaluates variable and fixed interest rate risk exposure on a routine basis and to the extent the Company believes that it is appropriate, it will offset most of its variable rate risk exposure by entering into interest rate swap agreements. It is the Company’s policy to only utilize derivative instruments for hedging purposes (i.e., not for speculation). The Company formally designates its interest rate swap agreements as hedges and documents all relationships between hedging instruments and hedged items. The Company formally assesses effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, then measures and records ineffectiveness. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it is no longer probable that the forecasted transaction will occur, or (iv) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility (as defined below). As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the consolidated and combined statements of income (loss). There was no outstanding interest rate swap contract as of December 31, 2014.

Stock-Based Compensation — The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Net income (loss) reflects stock-based compensation expense of $154,000 for the year ended December 31, 2014.

Concentration of Credit Risk — The Company is subject to concentrations of credit risk consisting primarily of operating leases on our owned properties. See Note 12, Concentration of Risk, for a discussion of major operator concentration.

Segment Disclosures — The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.

Earnings (Loss) Per Share — The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012 were retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.

Recently Issued Accounting Standards Update — In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated and combined statements of income, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented, on the consolidated and combined statements of operations, below income from continuing operations and income from discontinued operations.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU No. 2014-12”). The amendments in ASU No. 2014-12 require that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Compensation — Stock Compensation (Topic 718) as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU No. 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU No. 2014-12 either (a) prospectively to all awards that are granted or modified on or after the effective date; or (b) on a modified retrospective basis to all awards with performance targets that are outstanding on or after the beginning of the first annual period presented as of the adoption date. The Company is currently assessing the impact of adopting the new guidance but does not believe it will have a material effect on income from operations or the Company’s financial position.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.

3.	REAL ESTATE INVESTMENTS, NET

The following tables summarize our investment in owned properties at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Land	$75,072	$75,112
Buildings and improvements	417,414	380,940
Integral equipment, furniture and fixtures	47,134	66,932

Real estate investments	539,620	522,984
Accumulated depreciation	(103,405)	(97,981)

Real estate investments, net	$436,215	$425,003

As of December 31, 2014, all but eight of the Company’s facilities were leased to subsidiaries of Ensign under the Ensign Master Leases. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. The annual revenues from the Ensign Master Leases are $56.0 million during each of the first two years of the Ensign Master Leases. Commencing in the third year under the Ensign Master Leases, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).

As of December 31, 2014, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
2015	$58,176
2016	58,176
2017	58,176
2018	58,176
2019	58,176
Thereafter	597,146

$888,026

Recent Real Estate Acquisitions

The following recent real estate acquisitions were accounted for as asset acquisitions:

Cross Healthcare Portfolio

In November 2014, the Company acquired the Cross Healthcare portfolio, a three-facility assisted living and memory care portfolio located in Pocatello and Idaho Falls, Idaho, for $12.0 million.

In connection with the acquisition, the Company entered into a triple-net master lease with Cross Healthcare LLC (“Cross”). The lease carries an initial term of 12 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.0 million. The Company also received the option to acquire three additional Cross assets, two of which are currently undergoing renovation, lease-up and stabilization.

Prelude at Woodbury

In December 2014, the Company acquired Prelude at Woodbury, a 30-bed upscale assisted living and memory care facility in Woodbury, Minnesota, for $7.2 million.

In connection with the acquisition, the Company entered into a triple-net master lease with Prelude Homes & Services, LLC (“Prelude”). The lease has an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates the Woodbury facility will generate initial annual lease revenue of $0.6 million. The Company also secured an option to purchase and lease back Prelude’s next senior housing project, which is currently under development in White Bear Lake, Minnesota.

English Meadows at Christiansburg

In December 2014, the Company acquired English Meadows at Christiansburg, a 39-unit assisted living facility in Christiansburg, Virginia, from Twenty/20 Management, Inc. (“Twenty/20”), for $6.6 million.

In connection with the acquisition, the Company entered into a triple-net master lease with Twenty/20. The lease has an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates the English Meadows facility will generate initial annual lease revenue of $0.6 million.

Contemporaneously with the English Meadows transaction, CareTrust also entered into an agreement with a Twenty/20 affiliate to purchase and lease back Twenty/20’s recently-acquired English Meadows Elks’ Home, a 169-unit independent and assisted living campus located in Bedford, Virginia. The Elks’ Home transaction is expected to close in mid-2015.

4.	OTHER REAL ESTATE INVESTMENTS

In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment delivers a 12.0% annual preferred return to CareTrust. The investment will be used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado that will be constructed on a five-acre site. In connection with its investment, CareTrust obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project is expected to be completed in early 2016.

5.	FAIR VALUE MEASUREMENTS

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

During the years ended December 31, 2014 and 2013, the Company measured the following assets and liabilities at fair value (dollars in thousands):

	December 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3

Recurring basis:
Interest rate swap	$—	$—	$—	$—	$1,828	$—	$1,828	$—

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated and combined balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

In connection with the Senior Credit Facility with a six-bank lending consortium arranged by SunTrust and Wells Fargo (the “Senior Credit Facility”), in July 2011, Ensign entered into an interest rate swap agreement in accordance with its policy to reduce risk from volatility in the statement of operations due to changes in the LIBOR interest rate. The swap agreement, with a notional amount of $75.0 million, amortized concurrently with the related term loan portion of the Senior Credit Facility, was five years in length and set to mature on July 15, 2016. The interest rate swap was designated as a cash flow hedge and, as such, changes in fair value are reported in other comprehensive income in accordance with hedge accounting. Under the terms of this swap agreement, the net effect of the hedge was to record swap interest expense at a fixed rate of approximately 4.3%, exclusive of fees. Net interest paid under the swap was $0.4 million, $1.0 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Effective May 30, 2014, the Company de-designated its interest rate swap agreement that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility. As a result, the Company recognized a loss of $1.7 million to interest expense from accumulated other comprehensive loss. See Note 7, Debt, for additional information.

There was no outstanding interest rate swap agreement as of December 31, 2014.

Financial instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2014 and December 31, 2013 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	December 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	$7,500	$7,532	$7,532	$—	$—	$—
Financial liabilities:
Senior unsecured notes payable	$260,000	$260,000	$265,200	$—	$—	$—
Senior secured revolving credit facility	—	—	—	78,701	78,701	78,701
Mortgage notes payable	98,205	98,205	101,822	115,682	114,982	114,982
Senior secured term loan	—	—	—	65,624	65,624	65,624

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.

Preferred equity investment: The fair value of the preferred equity investment was determined using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value and other credit enhancements and has been determined to approximate its carrying value.

Senior unsecured notes payable: The fair value of the senior unsecured notes payable was determined using third-party quotes derived from orderly trades.

Senior secured revolving credit facility, mortgage notes payable and senior secured term loan: The fair value of the Company’s notes payable was estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

6.	RELATED PARTY TRANSACTIONS

Allocation of corporate expenses — The consolidated and combined balance sheets and statements of income (loss) of the Company include Ensign assets and liabilities that are specifically identifiable or otherwise attributable to the Company. The specific identification methodology was utilized for all of the items on the consolidated and combined statements of income excluding general corporate expenses. For each of the periods presented, Ensign Properties’ operations were fully integrated with Ensign, including executive management, finance, treasury, corporate income tax, human resources, legal services and other shared services. These costs were allocated to the Company on a systematic basis utilizing a direct usage basis when identifiable, with the remainder allocated on time study, or percentage of the total revenues. The primary allocation method was a time study based on time devoted to Ensign Properties’ activities.

Allocations of expenses for these general and administrative services of $7.4 million, $5.4 million, and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, are reflected in general and administrative expense, in addition to direct expenses which are included in total expenses. The Company’s financial statements may not be indicative of future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the periods presented.

Rental income from Ensign — The Company derives almost all of its rental income through operating lease agreements with Ensign. Ensign is a holding company with no direct operating assets, employees or revenue. All of Ensign’s operations are conducted by separate independent subsidiaries, each of which has its own management, employees and assets. See Note 12, Concentration of Risk, for a discussion of major operator concentration.

Christopher R. Christensen, one of the Company’s directors, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. Prior to June 1, 2014, all rental income and tenant reimbursement revenue were derived from intercompany leases between Ensign and Ensign Properties. From June 1, 2014 through December 31, 2014, the Company recognized $32.7 million in rental income from Ensign related to the Ensign Master Leases and $2.8 million of tenant reimbursements. For the period January 1, 2014 through May 31, 2014, the Company recognized $18.6 million in rental income and $2.1 million in tenant reimbursements from the intercompany leases between Ensign Properties and Ensign. For the years ended December 31, 2013 and 2012, all of the Company’s rental income and tenant reimbursements were from the intercompany leases between Ensign Properties and Ensign. As of December 31, 2014, the Company also had accounts receivable totaling $2.3 million due from Ensign for tenant reimbursements.

Centralized cash management system — Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the consolidated and combined statements of cash flows and “Invested capital” on the consolidated and combined balance sheets. The “Net contribution from (distribution to) Ensign” was $4.4 million, $(22.5) million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

7.	DEBT

The Company had debt outstanding of $358.2 million as of December 31, 2014. Debt, net of discount, as of December 31, 2013 of $259.3 million represents the balance from Ensign that is directly attributable to the Company. In addition to the attribution of debt, Ensign has also attributed the corresponding interest rate swap agreement on the Senior Credit Facility to the Company.

Senior Unsecured Notes Payable

On May 30, 2014, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (“Capital Corp.” and, together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining portion of the net proceeds of the offering to pay the cash portion of the Special Dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014.

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

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and certain of the Company’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 13, Summarized Condensed Consolidating and Combining Information.

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

The Issuers subsequently exchanged the Notes for substantially identical notes registered under the Securities Act of 1933, as amended.

As of December 31, 2014, the Company was in compliance with all applicable financial covenants under the indenture.

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our senior secured revolving credit facility (the “Credit Facility”), with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of December 31, 2014, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings varies based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and ranges from 2.0% to 2.5% per annum for LIBOR based borrowings and from 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the year ended December 31, 2014, the Company incurred $0.4 million of commitment fees.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of December 31, 2014, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $97.6 million as of December 31, 2014, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $47.5 million as of December 31, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $50.1 million as of December 31, 2014, is prepayable without penalty, in whole but not in part, after January 31, 2016.

The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants. As of December 31, 2014, the Company was in compliance with all applicable covenants under the GECC Loan.

Promissory Notes with Johnson Land Enterprises, Inc.

On October 1, 2009, Ensign entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million. On May 30, 2014, in connection with the Spin-Off, three of the promissory notes were paid in full and the remaining promissory note was assumed by the Company. The remaining promissory note bears interest at 6.0%, with principal and interest payable monthly through September 30, 2019. The promissory note is collateralized by a deed of trust on real property, an assignment of rent and a security agreement. At December 31, 2014, the outstanding principal balance on the promissory note was $0.6 million and is included in mortgage notes payable on the consolidated and combined balance sheets.

Senior Credit Facility

On July 15, 2011, Ensign entered into the Senior Credit Facility in an aggregate principal amount of up to $150.0 million comprised of a $75.0 million revolving credit facility and a $75.0 million term loan advanced in one drawing on July 15, 2011. Borrowings under the term loan portion of the Senior Credit Facility amortized in equal quarterly installments commencing on September 30, 2011, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. Amounts borrowed pursuant to the Senior Credit Facility were guaranteed by certain of Ensign’s wholly-owned subsidiaries and secured by substantially all of their personal property. To reduce the risk related to interest rate fluctuations, Ensign, on behalf of the subsidiaries, entered into an interest rate swap agreement to effectively fix the interest rate on the term loan portion of the Senior Credit Facility. See further details of the interest rate swap at Note 5, Fair Value Measurements.

On May 30, 2014, the Senior Credit Facility was terminated and the outstanding obligations with respect to the Senior Credit Facility were paid in full in connection with the Spin-Off.

Promissory Note with RBS Asset Finance, Inc.

On February 17, 2012, two of Ensign’s real estate holding subsidiaries executed a promissory note in favor of RBS Asset Finance, Inc. (“RBS”) for an aggregate of $21.5 million (the “2012 RBS Loan”). The 2012 RBS Loan was secured by a Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filings on the properties owned by the borrowers and other related instruments and agreements, including without limitation a promissory note and an Ensign guaranty. The 2012 RBS Loan had a fixed interest rate of 4.75%.

On May 30, 2014, the 2012 RBS Loan was paid in full in connection with the Spin-Off.

Promissory Note with RBS Asset Finance, Inc.

On December 31, 2010, four of Ensign’s real estate holding subsidiaries executed a promissory note with RBS for an aggregate of $35.0 million (the “RBS Loan”). The RBS Loan was secured by Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Fixture Fillings on the four properties and other related instruments and agreements, including without limitation a promissory note and an Ensign guaranty. The RBS Loan had a fixed interest rate of 6.04%.

On May 30, 2014, the RBS Loan was paid in full in connection with the Spin-Off.

Mortgage Loan with Continental Wingate Associates, Inc.

Ensign entered into a mortgage loan on January 30, 2001 with Continental Wingate Associates, Inc. The mortgage loan was insured with the U.S. Department of Housing and Urban Development (“HUD”), which subjected the facility to HUD oversight and periodic inspections. The mortgage loan was secured by the real property comprising the Southland Care Center facility and the rents, issues and profits thereof, as well as all personal property used in the operation of the facility.

On May 30, 2014, the mortgage loan was paid in full in connection with the Spin-Off.

In connection with the debt retirements, the Company incurred losses of $5.7 million consisting of $4.1 million in repayment penalty and write-off of unamortized debt discount and deferred financing costs and $1.6 million of recognized loss due to the discontinuance of cash flow hedge accounting for the related interest rate swap agreement. The charges and loss were recognized in the second quarter of 2014.

Interest Expense

During the three years ended December 31, 2014, 2013 and 2012, the Company incurred $21.6 million, $12.6 million and $12.2 million of interest expense, respectively. Included in interest expense for the three years ended December 31, 2014, 2013 and 2012, was $1.6 million, $0.7 million and $0.7 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three years ended December 31, 2014, 2013 and 2012, was $0.1 million, $0.1 million and $0.1 million, of amortization of debt discount, respectively. The Company also incurred $1.6 million of loss on settlement of interest rate swap and it is included in interest expense for the year ended December 31, 2014. As of December 31, 2014 and 2013, the Company’s interest payable was $1.7 million and $0.6 million, respectively.

Schedule of Debt Maturities

As of December 31, 2014, our debt maturities were (dollars in thousands):

Year	Amount
2015	$2,728
2016	2,874
2017	92,372
2018	123
2019	108
Thereafter	260,000

$358,205

8.	EQUITY

Common Stock

Special Dividend — In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s Board of Directors declared the Special Dividend of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated E&P allocated to the Company as a result of the Spin-Off. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

Dividends on Common Stock — During the fourth quarter, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on January 15, 2015 to stockholders of record as of December 31, 2014.

9.	STOCK-BASED COMPENSATION

All stock-based awards are subject to the terms of the CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Plan”). The Plan provides for the granting of stock-based compensation, including stock options, restricted stock, performance awards, restricted stock units and other incentive awards to officers, employees and directors in connection with their employment with or services provided to the Company.

Restricted Stock Awards — In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. From the Spin-Off until December 31, 2014, 48,550 restricted stock awards vested. At December 31, 2014, there were 159,030 unvested restricted stock awards outstanding. In December 2014, the Compensation Committee of the Company’s Board of Directors granted 12,270 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $12.23 per share, based on the market price of the Company’s common stock on that date, and the shares vest ratably over three years beginning on May 31, 2015. Additionally, the Compensation Committee granted 142,770 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $12.23 per share, based on the market price of the Company’s common stock on that date, and the shares vest ratably over five years beginning on May 31, 2015. The Company recognized $154,000 of compensation expense associated with these grants for the year ended December 31, 2014. The Company had no unvested restricted stock awards as of December 31, 2013. During the year ended December 31, 2014, 155,040 restricted stock awards with a weighted-average grant date fair value of $12.23 per share were granted to the Company’s Board of Directors and employees, as described above, and no restricted stock awards vested or were forfeited, resulting in 155,040 unvested restricted stock awards as of December 31, 2014. As of December 31, 2014, there was $1.8 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 2.3 years.

10.	EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three years ended December 31, 2014, 2013 and 2012, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(8,143)	$(395)	$110

(Loss) earnings per common share:
Basic	$(0.36)	$(0.02)	$0.00

Diluted	$(0.36)	$(0.02)	$0.00

Determination of shares:
Weighted-average common shares outstanding, basic	22,788	22,228	22,228
Assumed conversion of restricted stock awards	—	—	208

Weighted-average common shares outstanding, diluted	22,788	22,228	22,436

During the years ended December 31, 2014 and 2013, approximately 190,000 and 208,000 shares of restricted stock were not included in the weighted-average shares of common stock outstanding because they were anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

U.S. Government Settlement — In October 2013, Ensign completed and executed a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Justice (“DOJ”). This settlement agreement fully and finally resolves a DOJ investigation of Ensign related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in California and any ancillary claims which have been pending since 2006. Pursuant to the settlement agreement, Ensign made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. Ensign has denied engaging in any illegal conduct, and has agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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

Legal Matters — None of the Company or any of its subsidiaries is a party to, and none of their respective properties are the subject of, any material legal proceedings.

12.	CONCENTRATION OF RISK

Major operator concentration — The Company has one major tenant, Ensign, from which the Company has derived substantially all of its overall revenue during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, Ensign leased 94 skilled nursing and assisted living facilities from the Company which had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona.

Ensign’s financial statements can be found at Ensign’s website http://www.ensigngroup.net.

13.	SUMMARIZED CONDENSED CONSOLIDATING AND COMBINING INFORMATION

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

The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors:

CareTrust REIT, Inc. — The Parent Guarantor was formed on October 29, 2013 in anticipation of the Spin-Off and the related transactions and was a wholly owned subsidiary of Ensign prior to the effective date of the Spin-Off on June 1, 2014. The Parent Guarantor did not conduct any operations or have any business prior to the date of issuance of the Notes and the consummation of the Spin-Off related transactions.

CTR Partnership, L.P. and CareTrust Capital Corp. — The Issuers, each of which is a 100% owned subsidiary of the Parent Guarantor, were formed on May 8, 2014 and May 9, 2014, respectively, in anticipation of the Spin-Off and the related transactions. The Issuers did not conduct any operations or have any business prior to the date of issuance of the Notes and the consummation of the Spin-Off related transactions.

Subsidiary Guarantors — Each of the Subsidiary Guarantors is a 100% owned subsidiary of the Parent Guarantor. Prior to the consummation of the Spin-Off, each of the Subsidiary Guarantors was a wholly owned subsidiary of Ensign. The Ensign Properties entities consist of the Subsidiary Guarantors (other than the general partner of the Operating Partnership which was formed on May 8, 2014 in anticipation of the Spin-Off and the related transactions) and the subsidiaries of the Parent Guarantor that are not Subsidiary Guarantors or Issuers (collectively, the “Non-Guarantor Subsidiaries”).

Pursuant to Rule 3-10 of Regulation S-X, the following summarized condensed consolidating information is provided for the Parent Guarantor, the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries with respect to the Notes. This summarized financial information has been prepared from the financial statements of the Company and Ensign Properties and the books and records maintained by the Company and Ensign Properties. As described above, the Parent Guarantor and the Issuers did not conduct any operations or have any business during the periods prior to June 1, 2014.

The summarized condensed financial information may not necessarily be indicative of the results of operations or financial position had the Parent Guarantor, the Issuers, the Subsidiary Guarantors or the Non-Guarantor Subsidiaries all been in existence or operated as independent entities during the relevant period or had the Ensign Properties entities been operated as subsidiaries of the Parent Guarantor during such period.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2014

(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$26,104	$366,199	$43,912	$—	$436,215
Other real estate investments	—	—	7,532	—	—	7,532
Cash and cash equivalents	—	25,320	—	—	—	25,320
Accounts receivable	—	—	2,170	121	—	2,291
Prepaid expenses and other assets	—	808	1	—	—	809
Deferred financing costs, net	—	9,808	—	597	—	10,405
Investment in subsidiaries	117,408	335,020	—	—	(452,428)	—
Intercompany	—	—	15,262	1,323	(16,585)	—

Total assets	$117,408	$397,060	$391,164	$45,953	$(469,013)	$482,572

Liabilities and Equity:
Senior unsecured notes payable	$—	$260,000	$—	$—	$—	$260,000
Mortgage notes payable	—	—	557	97,648	—	98,205
Accounts payable and accrued liabilities	3,946	3,067	3,308	584	—	10,905
Intercompany	—	16,585	—	—	(16,585)	—

Total liabilities	3,946	279,652	3,865	98,232	(16,585)	369,110

Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,251,157 shares issued and outstanding as of December 31, 2014	313	—	—	—	—	313
Additional paid-in capital	246,041	125,551	374,660	(52,899)	(447,312)	246,041
Cumulative distributions in excess of earnings	(132,892)	(8,143)	12,639	620	(5,116)	(132,892)

Total equity	113,462	117,408	387,299	(52,279)	(452,428)	113,462

Total liabilities and equity	$117,408	$397,060	$391,164	$45,953	$(469,013)	$482,572

CONDENSED COMBINING BALANCE SHEETS

DECEMBER 31, 2013

(in thousands, except share and per share amounts)

	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Combined
Assets:
Real estate investments, net	$379,754	$45,249	$425,003
Cash and cash equivalents	895	—	895
Accounts receivable	20	—	20
Prepaid expenses and other assets	367	521	888
Deferred tax assets	705	154	859
Deferred financing costs, net	2,511	290	2,801

Total assets	$384,252	$46,214	$430,466

Liabilities and Invested Equity:
Senior secured revolving credit facility	$78,701	$—	$78,701
Mortgage notes payable	66,117	48,865	114,982
Senior secured term loan	65,624	—	65,624
Interest rate swap	1,828	—	1,828
Accounts payable and accrued liabilities	5,316	467	5,783
Deferred tax liabilities	705	154	859

Total liabilities	218,291	49,486	267,777
Invested Equity:
Invested equity	167,789	(3,272)	164,517
Accumulated other comprehensive loss	(1,828)	—	(1,828)

Total invested equity	165,961	(3,272)	162,689

Total liabilities and invested equity	$384,252	$46,214	$430,466

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated and Combined
Revenues:
Rental income	$—	$139	$42,337	$8,891	$—	$51,367
Tenant reimbursement	—	11	4,460	485	—	4,956
Independent living facilities	—	—	2,519	—	—	2,519
Interest and other income	—	23	32	—	—	55

Total revenues	—	173	49,348	9,376	—	58,897

Expenses:
Depreciation and amortization	—	34	19,577	3,389	—	23,000
Interest expense	—	10,425	6,315	4,882	—	21,622
Loss on extinguishment of debt	—	—	4,067	—	—	4,067
Property taxes	—	11	4,460	485	—	4,956
Acquisition costs	—	—	47	—	—	47
Independent living facilities	—	—	2,243	—	—	2,243
General and administrative	—	11,105	—	—	—	11,105

Total expenses	—	21,575	36,709	8,756	—	67,040
(Loss) income in subsidiary	(8,143)	13,259	—	—	(5,116)	—

Net (loss) income	(8,143)	(8,143)	12,639	620	(5,116)	(8,143)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	167	—	—	167
Reclassification adjustment on interest rate swap	—	—	1,661	—	—	1,661

Comprehensive (loss) income	$(8,143)	$(8,143)	$14,467	$620	$(5,116)	$(6,315)

CONDENSED COMBINING STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Combined
Revenues:
Rental income	$35,730	$5,512	$41,242
Tenant reimbursement	4,602	566	5,168
Independent living facilities	2,386	—	2,386

Total revenues	42,718	6,078	48,796

Expenses:
Depreciation and amortization	20,031	3,387	23,418
Interest expense	8,898	3,749	12,647
Property taxes	4,602	566	5,168
Acquisition costs	255	—	255
Independent living facilities	2,007	131	2,138
General and administrative	5,442	—	5,442

Total expenses	41,235	7,833	49,068

Income (loss) before provision for income taxes	1,483	(1,755)	(272)
Provision for income taxes	109	14	123

Net income (loss)	1,374	(1,769)	(395)
Other comprehensive income:
Unrealized gain on interest rate swap	1,038	—	1,038

Comprehensive income (loss)	$2,412	$(1,769)	$643

CONDENSED COMBINING STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Combined
Revenues:
Rental income	$29,800	$5,248	$35,048
Tenant reimbursement	3,901	569	4,470
Independent living facilities	2,545	—	2,545

Total revenues	36,246	5,817	42,063

Expenses:
Depreciation and amortization	17,844	3,259	21,103
Interest expense	8,362	3,845	12,207
Property taxes	3,901	569	4,470
Acquisition costs	189	—	189
Independent living facilities	2,056	18	2,074
General and administrative	1,788	—	1,788

Total expenses	34,140	7,691	41,831

Income (loss) before provision for income taxes	2,106	(1,874)	232
Provision for income taxes	110	12	122

Net income (loss)	1,996	(1,886)	110
Other comprehensive loss:
Unrealized gain on interest rate swap	(723)	—	(723)

Comprehensive income (loss)	$1,273	$(1,886)	$(613)

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated and Combined
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(21,185)	$38,955	$4,136	$—	$21,906

Cash flows from investing activities:
Acquisition of real estate	—	(25,742)	—	—	—	(25,742)
Improvements to real estate	—	—	(579)	—	—	(579)
Purchases of equipment, furniture and fixtures	—	(95)	(14,819)	(4,361)	—	(19,275)
Preferred equity investment	—	—	(7,500)	—	—	(7,500)
Escrow deposit for acquisition of real estate	—	(500)	—	—	—	(500)
Distribution from subsidiary	33,001	—	—	—	(33,001)	—
Intercompany financing	—	(141,231)	—	—	141,231	—

Net cash provided by (used in) investing activities	33,001	(167,568)	(22,898)	(4,361)	108,230	(53,596)

Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	—	260,000	—	—	—	260,000
Proceeds from the senior secured revolving credit facility	—	—	10,000	—	—	10,000
Proceeds from the issuance of mortgage notes payable	—	—	—	50,676	—	50,676
Payments on the senior secured revolving credit facility		—	(88,701)	—	—	(88,701)
Payments on the mortgage notes payable	—	—	(66,905)	(1,250)	—	(68,155)
Payments on the senior secured term loan	—	—	(65,624)	—	—	(65,624)
Payments of deferred financing costs		(12,926)	—	(510)	—	(13,436)
Net contribution from Ensign	—	—	52,385	(48,029)	—	4,356
Dividends paid on common stock	(33,001)	—	—	—	—	(33,001)
Distribution to Parent	—	(33,001)	—	—	33,001	—
Intercompany financing	—	—	141,893	(662)	(141,231)	—

Net cash (used in) provided by financing activities	(33,001)	214,073	(16,952)	225	(108,230)	56,115

Net increase (decrease) in cash and cash equivalents	—	25,320	(895)	—	—	24,425
Cash and cash equivalents beginning of period	—	—	895	—	—	895

Cash and cash equivalents end of period	$—	$25,320	$—	$—	$—	$25,320

CONDENSED COMBINING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net cash provided by operating activities	$24,793	$1,839	$26,632

Cash flows from investing activities:
Acquisition of real estate	(35,656)	—	(35,656)
Purchases of equipment, furniture and fixtures	(15,728)	(4,203)	(19,931)
Cash proceeds from the sale of equipment, furniture and fixtures	854	—	854

Net cash used in investing activities	(50,530)	(4,203)	(54,733)

Cash flows from financing activities:
Proceeds from the senior secured revolving credit facility	58,700	—	58,700
Payments on the mortgage notes payable	(2,249)	(1,208)	(3,457)
Payments on the senior secured term loan	(3,750)	—	(3,750)
Payments of deferred financing costs	(730)	—	(730)
Net (distribution to) contribution from Ensign	(26,074)	3,572	(22,502)

Net cash provided by financing activities	25,897	2,364	28,261

Net increase in cash and cash equivalents	160	—	160
Cash and cash equivalents, beginning of period	735	—	735

Cash and cash equivalents, end of period	$895	$—	$895

CONDENSED COMBINING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net cash provided by operating activities	$19,796	$4,340	$24,136

Cash flows from investing activities:
Acquisition of real estate	(29,997)	—	(29,997)
Purchases of equipment, furniture and fixtures	(17,955)	(1,802)	(19,757)
Cash proceeds from the sale of equipment, furniture and fixtures	224	25	249

Net cash used in investing activities	(47,728)	(1,777)	(49,505)

Cash flows from financing activities:
Proceeds from the senior secured revolving credit facility	15,000	—	15,000
Proceeds from mortgage notes	21,525	—	21,525
Payments on credit facility	(10,000)	—	(10,000)
Payments on the mortgage notes payable	(1,963)	(1,112)	(3,075)
Payments on the senior secured term loan	(3,750)	—	(3,750)
Payments of deferred financing costs	(244)	—	(244)
Net contribution from Ensign	7,003	(1,451)	5,552

Net cash provided by (used in) financing activities	27,571	(2,563)	25,008

Net decrease in cash and cash equivalents	(361)	—	(361)
Cash and cash equivalents, beginning of period	1,096	—	1,096

Cash and cash equivalents, end of period	$735	$—	$735

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents our quarterly financial data. This information has been prepared on a basis consistent with that of our audited consolidated and combined financial statements. Our quarterly results of operations for the periods presented are not necessarily indicative of future results of operations. Our quarterly financial data, for periods prior to the Spin-Off, has been prepared on a “carve-out” basis from Ensign’s combined financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the Company. This unaudited quarterly data should be read together with the accompanying consolidated and combined financial statements and related notes thereto (in thousands, except per share amounts):

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$12,871	$14,065	$15,884	$16,077
(Loss) income before provision for income taxes	(362)	(10,325)	1,967	630
Provision for income taxes	36	17	—	—
Net (loss) income	(398)	(10,342)	1,967	630
(Loss) earnings per share, basic	(0.02)	(0.47)	0.09	0.03
(Loss) earnings per share, diluted	(0.02)	(0.47)	0.09	0.03

Other data:
Weighted-average number of common shares outstanding, basic	22,228	22,231	22,255	24,419
Weighted-average number of common shares outstanding, diluted	22,228	22,231	22,436	24,586

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$11,336	$12,052	$12,558	$12,850
Income (loss) before provision for income taxes	590	560	(210)	(1,212)
Provision (benefit) for income taxes	22	62	63	(24)
Net income (loss)	568	498	(273)	(1,188)
Earnings (loss) per share, basic	0.03	0.02	(0.01)	(0.05)
Earnings (loss) per share, diluted	0.03	0.02	(0.01)	(0.05)

Other data:
Weighted-average number of common shares outstanding, basic	22,228	22,228	22,228	22,228
Weighted-average number of common shares outstanding, diluted	22,436	22,436	22,228	22,228

15.	SUBSEQUENT EVENTS

In January 2015, the Company acquired Bethany Rehabilitation Center, a 170-bed skilled nursing facility located in Lakewood, Colorado, for $18.0 million and intends to account for this investment as an asset acquisition.

The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the consolidated and combined financial statements are issued.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2014

(dollars in thousands)

Description	Facility	Location	Encum- brances	Initial Cost to Company			Gross Carrying Value			Accumulated Depreciation	Construction/ Renovation Date	Acquisition Date
				Land	Building and Improvements	Costs Capitalized Since Acquisition	Land	Building Improve- ments	Total
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$5,628	$257	$976	$926	$257	$1,902	$2,159	$749	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	6,226	425	3,716	1,940	425	5,656	6,081	1,705	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	7,527	113	504	971	113	1,475	1,588	366	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	9,094	471	2,041	3,055	471	5,096	5,567	1,384	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	16,125	629	5,154	1,519	629	6,673	7,302	2,006	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	13,757	2,812	3,919	1,994	2,812	5,913	8,725	2,221	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	11,601	3,526	2,827	1,522	3,526	4,349	7,875	1,461	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	6,943	450	5,566	1,055	450	6,621	7,071	2,247	2009	2006
Mountainview Community Care LLC	Park View Gardens	Santa Rosa, CA	7,644	931	2,612	653	931	3,265	4,196	1,331	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	1,533	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	1,844	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	1,533	2009	2006
Cherry Health Holdings, Inc.	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	1,229	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	1,245	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	558	332	2,426	2,507	332	4,933	5,265	1,334	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	1,286	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	1,324	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	774	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,661	470	10,376	10,846	3,221	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	563	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	844	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	946	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	507	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	1,312	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	840	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	917	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	1,228	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	411	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	695	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	524	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	377	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	1,939	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	2,276	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	453	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	1,325	2011	2009

Description	Facility	Location	Encum- brances	Initial Cost to Company			Gross Carrying Value			Accumulated Depreciation	Construction/ Renovation Date	Acquisition Date
				Land	Building and Improvements	Costs Capitalized Since Acquisition	Land	Building Improve- ments	Total
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	658	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	829	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	206	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	157	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	291	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	583	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	350	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	708	2011	2010
Northshore Healthcare Holdings LLC	Montebello (Silver Springs)	Houston, TX	—	486	2,349	1,041	486	3,390	3,876	576	2012	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	332	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	894	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	378	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	240	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	211	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	385	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	510	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	789	158	5,599	5,757	685	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	182	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	406	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	947	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	1,274	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	270	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	1,213	2011	2011
Renne Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	318	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	324	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	1,032	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	87	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	1,762	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	694	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	145	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	208	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	144	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	94	2013	2013
Queens City Health Holdings LLC	La Villa (Victoria West)	Victoria, TX	—	212	732	8	212	740	952	44	1960	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	136	1970	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	196	1966	2013
Tulalip Bay Holdings	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	132	1989	2013

			85,103	56,381	209,948	81,265	55,401	292,193	347,594	61,551

Skilled Nursing Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	3,400	2011	1999
Sky Holdings AZ LLC	Bella Vita (Desert Sky)	Glendale, AZ	13,102	289	1,428	1,752	289	3,180	3,469	1,101	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	494	1,159	4,853	494	6,012	6,506	1,369	2012	2009
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	1,058	2008	2011
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	1,449	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	357	1978	2011
4th Street Health Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	365	2006	2011

Description	Facility	Location	Encum- brances	Initial Cost to Company			Gross Carrying Value			Accumulated Depreciation	Construction/ Renovation Date	Acquisition Date
				Land	Building and Improvements	Costs Capitalized Since Acquisition	Land	Building Improve- ments	Total
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	359	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	278	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	151	2012	2012

			13,102	5,175	42,609	9,791	5,175	52,400	57,575	9,887

Assisted and Indpendent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	811	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	1,913	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	188	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	341	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	413	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	345	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	916	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	281	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	163	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	253	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	236	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	92	1995	2013
CTR Partnership, L.P.	Lily & Syringa ALF	Idaho Falls, ID	—	70	2,673	—	70	2,673	2,743	5	1995	2014
CTR Partnership, L.P.	Caring Hearts	Pocatello, ID	—	80	3,404	—	80	3,404	3,484	8	2008	2014
CTR Partnership, L.P.	Turtle & Crain ALF	Idaho Falls, ID	—	110	5,426	—	110	5,426	5,536	11	2013	2014
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,708	—	430	6,708	7,138	—	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,101	—	250	6,101	6,351	—	2011	2014

			—	13,090	58,741	4,211	13,090	62,952	76,042	5,976

Independent Living Properties:
Hillendahl Health Holdings LLC	Cottages at Golden Acres	Dallas, TX	—	315	1,769	176	315	1,945	2,260	415	1984	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	119	411	2,431	2,842	360	1994	2011
Hillview Health Holdings LLC	Lakeland Hills ALF	Dallas, TX	—	680	4,872	621	680	5,493	6,173	708	1996	2011

			—	1,406	8,953	916	1,406	9,869	11,275	1,483

			$98,205	$76,052	$320,251	$96,183	$75,072	$417,414	$492,486	$78,897

CARETRUST REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(dollars in thousands)

	Year Ended December 31,
Real estate:	2014	2013	2012
Balance at the beginning of the period	$456,052	$410,009	$358,707
Acquisitions	25,252	35,656	30,549
Improvements	12,162	10,387	20,753
Assets not transferred to CareTrust	(980)	—	—

Balance at the end of the period	$492,486	$456,052	$410,009

Accumulated depreciation:
Balance at the beginning of the period	$(62,572)	$(47,877)	$(32,900)
Depreciation expense	(16,325)	(14,695)	(14,977)

Balance at the end of the period	$(78,897)	$(62,572)	$(47,877)