Form 10-Q
period 2015-03-31
CareTrust REIT, Inc.
filed 2015-05-12
CIK 1590717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(949) 542-3130

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

At May 11, 2015, there were 31,565,227 shares of common stock outstanding.

EXPLANATORY NOTE

This report represents the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 for CareTrust REIT, Inc. (“CareTrust” or the “Company”). Prior to June 1, 2014, CareTrust was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.

The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off. The condensed consolidated and combined financial statements included in this report reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off and (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off. The condensed consolidated and combined financial statements included in this report also reflect the new investments that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements, for the periods prior to the Spin-Off, have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although management of the Company believes such assumptions are reasonable, the condensed consolidated and combined financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the period ended March 31, 2014. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
Assets:
Real estate investments, net	$448,841	$436,215
Other real estate investments	7,755	7,532
Cash and cash equivalents	13,594	25,320
Accounts receivable (related party receivables of $1,953 at March 31, 2015 and $2,275 at December 31, 2014)	2,011	2,291
Prepaid expenses and other assets	713	809
Deferred financing costs, net	9,872	10,405

Total assets	$482,786	$482,572

Liabilities and Equity:
Senior unsecured notes payable	$260,000	$260,000
Mortgage notes payable	97,520	98,205
Accounts payable and accrued liabilities	9,400	6,959
Dividends payable	5,050	3,946

Total liabilities	371,970	369,110

Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,341,277 and 31,251,157 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	314	313
Additional paid-in capital	246,406	246,041
Cumulative distributions in excess of earnings	(135,904)	(132,892)

Total equity	110,816	113,462

Total liabilities and equity	$482,786	$482,572

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Rental income (related party rental income of $14,000 for the three months ended March 31, 2015 – Note 6)	$14,842	$11,023
Tenant reimbursement (related party tenant reimbursements of $1,206 for the three months ended March 31, 2015 – Note 6)	1,258	1,262
Independent living facilities	635	587
Interest and other income	223	—

Total revenues	16,958	12,872

Expenses:
Depreciation and amortization	5,599	6,199
Interest expense	5,901	3,327
Property taxes	1,258	1,262
Independent living facilities	602	543
General and administrative	1,560	1,904

Total expenses	14,920	13,235

Income (loss) before provision for income taxes	2,038	(363)
Provision for income taxes	—	37

Net income (loss)	$2,038	$(400)

Earnings (loss) per common share:
Basic	$0.06	$(0.02)

Diluted	$0.06	$(0.02)

Weighted-average number of common shares:
Basic	31,317	22,168

Diluted	31,317	22,168

Dividends declared per common share	$0.16	$—

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$2,038	$(400)
Other comprehensive income:
Unrealized gain on interest rate swap	—	197

Comprehensive income (loss)	$2,038	$(203)

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at January 1, 2013	1,000	$—	$—	$—	$164,517	$(1,828)	$162,689
Net capital contribution from Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid-in capital in conjunction with the Spin-Off (Note 1)	22,227,358	222	146,980	—	(147,202)	—	—
Vesting of restricted common stock	48,550	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	154	—	—	—	154
Special dividend at $5.88 per share	8,974,249	90	98,908	(131,999)	—	—	(33,001)
Common dividend at $0.125 per share	—	—	—	(3,946)	—	—	(3,946)
Net income (loss)	—	—	—	3,053	(11,196)	—	(8,143)

Balance at December 31, 2014	31,251,157	313	246,041	(132,892)	—	—	113,462
Vesting of restricted common stock	90,120	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	366	—	—	—	366
Common dividend at $0.16 per share	—	—	—	(5,050)	—	—	(5,050)
Net income	—	—	—	2,038	—	—	2,038

Balance at March 31, 2015	31,341,277	$314	$246,406	$(135,904)	$—	$—	$110,816

See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,038	$(400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,599	6,199
Amortization of deferred financing costs and debt discount	547	205
Amortization of stock-based compensation	366	—
Non-cash interest income adjustments	(223)	—
Change in operating assets and liabilities:
Accounts receivable	(42)	6
Accounts receivable due from related party	322	—
Prepaid expenses and other assets	50	(180)
Accounts payable and accrued liabilities	2,398	(1,513)

Net cash provided by operating activities	11,055	4,317

Cash flows from investing activities:
Acquisition of real estate	(17,499)	—
Improvements to real estate	(74)	—
Purchases of equipment, furniture and fixtures	(63)	(12,675)
Escrow deposit for acquisition of real estate	(500)	—

Net cash used in investing activities	(18,136)	(12,675)

Cash flows from financing activities:
Payments on the mortgage notes payable	(685)	(1,849)
Payments of deferred financing costs	(14)	—
Dividends paid on common stock	(3,946)	—
Net contribution from Ensign (Note 6)	—	10,239

Net cash (used in) provided by financing activities	(4,645)	8,390

Net (decrease) increase in cash and cash equivalents	(11,726)	32
Cash and cash equivalents beginning of period	25,320	895

Cash and cash equivalents end of period	$13,594	$927

Supplemental disclosures of cash flow information:
Interest paid	$1,537	$3,333

Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$1,104	$—

Application of escrow deposit to acquisition of real estate	$500	$—

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

Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2015, the Company owned and leased to independent operators, including Ensign, 100 skilled nursing, assisted living and independent living facilities which had a total of 10,462 operational beds located in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, Texas, Utah, Virginia and Washington. The Company also owns and operates three independent living facilities which had a total of 264 units located in Texas and Utah. As of March 31, 2015, the Company also had one other real estate investment, consisting of a $7.8 million preferred equity investment.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying condensed consolidated and combined financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off and (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off. The condensed consolidated and combined financial statements included in this report also reflect the new investments that the Company has made after the Spin-Off. For the periods prior to the Spin-Off, the Company’s financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities (the “Ensign Properties”).

For the periods prior to the Spin-Off, the condensed combined statements of operations reflect allocations of general corporate expenses from Ensign including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services. See further discussion in Note 6, Related Party Transactions.

Management believes that the assumptions and estimates used in preparation of the underlying condensed consolidated and combined financial statements are reasonable. However, the condensed consolidated and combined financial statements for the period ended March 31, 2014, do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the period presented. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position or cash flows.

The accompanying condensed consolidated and combined financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated and combined financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.

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

Reclassifications—Certain amounts in the Company’s consolidated and combined financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As a result, certain reclassifications were made to the condensed consolidated balance sheets for the periods presented.

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

(Unaudited)

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

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

Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in our condensed consolidated and combined statements of operations. Accumulated amortization of deferred financing costs was $2.7 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively.

When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in our condensed consolidated and combined statements of operations.

Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the three months ended March 31, 2015 and 2014, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of March 31, 2015 or December 31, 2014.

Income Taxes—The Company’s operations prior to the Spin-Off were historically included in Ensign’s U.S. federal and state income tax returns and all income taxes for periods prior to the Spin-Off were paid by Ensign. Income tax expense and other income tax related information contained in these condensed consolidated and combined financial statements are presented on a separate tax return basis as if the Company filed its own tax returns for all periods. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the condensed consolidated and combined financial statements herein may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company prior to the Spin-Off.

The Company expects to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as such beginning with its taxable year ending December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared a special dividend (the “Special Dividend”) of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated earnings and profits, or “E&P,” allocated to the Company as a result of the Spin-Off. The Special Dividend was intended to purge the Company of accumulated E&P attributable to the period prior to the Company’s first taxable year as a REIT. The Special Dividend was paid on December 10, 2014, to stockholders of record on October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.

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

Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the Senior Credit Facility (as defined below). As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the condensed consolidated and combined statements of operations during the three month period ended June 30, 2014. There was no outstanding interest rate swap contract as of March 31, 2015.

Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.4 million for the three months ended March 31, 2015.

Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on our owned properties. See Note 12, Concentration of Risk, for a discussion of major operator concentration.

Segment Disclosures —The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.

Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the three months ended March 31, 2014 were retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.

Recently Issued Accounting Standards Update— In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently assessing the impact of adopting the new guidance but does not believe it will have a material effect on income from operations or the Company’s financial position.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU No. 2015-02 to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. ASU No. 2015-03 is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU No. 2015-03 to have a significant impact on its consolidated financial statements.

3.	REAL ESTATE INVESTMENTS, NET

The following tables summarize our investment in owned properties at March 31, 2015, and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Land	$76,741	$75,072
Buildings and improvements	432,902	417,414
Integral equipment, furniture and fixtures	48,202	47,134

Real estate investments	557,845	539,620
Accumulated depreciation	(109,004)	(103,405)

Real estate investments, net	$448,841	$436,215

As of March 31, 2015, all but nine of the Company’s facilities were leased to subsidiaries of Ensign under the Ensign Master Leases which began on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. The annual revenues from the Ensign Master Leases are $56.0 million during each of the first two years of the Ensign Master Leases. Commencing in the third year under the Ensign Master Leases, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).

As of March 31, 2015, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
Remaining 2015	$44,931
2016	59,909
2017	59,909
2018	59,909
2019	59,909
Thereafter	614,614

$899,181

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

Recent Real Estate Acquisitions

The following recent real estate acquisition was accounted for as an asset acquisition:

Bethany Rehabilitation Center

In January 2015, the Company acquired the Bethany Rehabilitation Center, a skilled nursing facility located in Lakewood, Colorado, for $18.1 million, which includes acquisition costs capitalized of $0.1 million.

In connection with the acquisition, the Company entered into a triple-net master lease with Eduro Healthcare LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.7 million.

4.	OTHER REAL ESTATE INVESTMENTS

In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yields 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado that will be constructed on a five-acre site. In connection with its investment, CareTrust obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project is expected to be completed in early 2016.

During the three months ended March 31, 2015, the Company recognized $0.2 million of interest income and this unpaid amount was added to outstanding carrying value of the investment.

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

Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

	March 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	$7,500	$7,755	$7,755	$7,500	$7,532	$7,532
Financial liabilities:
Senior unsecured notes payable	$260,000	$260,000	$266,500	$260,000	$260,000	$265,200
Senior secured revolving credit facility	$—	$—	$—	$—	$—	$—
Mortgage notes payable	$97,520	$97,520	$100,765	$98,205	$98,205	$101,822

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.

Preferred equity investment: The fair value of the preferred equity investment is estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value and other credit enhancements.

Senior unsecured notes payable: The fair value of the senior unsecured notes payable was determined using third-party quotes derived from orderly trades.

Mortgage notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

6.	RELATED PARTY TRANSACTIONS

Allocation of corporate expenses—For the three months ended March 31, 2014, the condensed consolidated and combined statements of operations of the Company include Ensign revenues and expenses that are specifically identifiable or otherwise attributable to the Company. The specific identification methodology was utilized for all of the items on the condensed statements of operations excluding general corporate expenses. For the periods prior to the Spin-Off, Ensign Properties’ operations were fully integrated with Ensign, including executive management, finance, treasury, corporate income tax, human resources, legal services and other shared services. These costs were allocated to the Company on a systematic basis utilizing a direct usage basis when identifiable, with the remainder allocated on time study, or percentage of the total revenues. The primary allocation method was a time study based on time devoted to Ensign Properties’ activities.

Allocated expenses for these general and administrative services of $1.9 million for the three months ended March 31, 2014 are reflected in general and administrative expense, in addition to direct expenses which are included in total expenses. There was no allocation for the three months ended March 31, 2015. The Company’s financial statements may not be indicative of future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the three months ended March 31, 2014.

Rental income from Ensign—The Company derives almost all of its rental income through operating lease agreements with Ensign. Ensign is a holding company with no direct operating assets, employees or revenue. All of Ensign’s operations are conducted by separate independent subsidiaries, each of which has its own management, employees and assets. See Note 12, Concentration of Risk, for a discussion of major operator concentration.

Christopher R. Christensen, one of the Company’s directors as of March 31, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors (see Note 14). Prior to June 1, 2014, all rental income and tenant reimbursement revenue were derived from intercompany leases between Ensign and Ensign Properties. For the three months ended March 31, 2015, the Company recognized $14.0 million in rental income from Ensign related to the Ensign Master

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

Leases and $1.2 million of tenant reimbursements. For the three months ended March 31, 2014, the Company recognized $11.0 million in rental income and $1.3 million in tenant reimbursements from the intercompany leases between Ensign Properties and Ensign. As of March 31, 2015 and December 31, 2014, the Company also had accounts receivable totaling $2.0 million and $2.3 million, respectively, due from Ensign for tenant reimbursements.

Centralized cash management system—Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the condensed consolidated and combined statements of cash flows. The “Net contribution from Ensign” was $10.2 million for the three months ended March 31, 2014.

7.	DEBT

The Company had debt outstanding of $357.5 million as of March 31, 2015, and $358.2 million as of December 31, 2014.

Senior Unsecured Notes Payable

On May 30, 2014, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining portion of the net proceeds of the offering to pay the cash portion of the Special Dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014.

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

As of March 31, 2015, the Company was in compliance with all applicable financial covenants under the indenture.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our senior secured revolving credit facility (the “Credit Facility”), with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of March 31, 2015, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three months ended March 31, 2015, the Company incurred $0.2 million of commitment fees.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of March 31, 2015, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $97.0 million as of March 31, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $47.2 million as of March 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $49.8 million as of March 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.

The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants. As of March 31, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

Promissory Notes with Johnson Land Enterprises, Inc.

On October 1, 2009, Ensign entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million. On May 30, 2014, in connection with the Spin-Off, three of the promissory notes were paid in full and the remaining promissory note was assumed by the Company. The remaining promissory note bears interest at 6.0%, with principal and interest payable monthly through September 30, 2019. The promissory note is collateralized by a deed of trust on real property, an assignment of rent and a security agreement. At March 31, 2015, the outstanding principal balance on the promissory note was $0.5 million and is included in mortgage notes payable on the condensed consolidated balance sheets.

Interest Expense

During the three months ended March 31, 2015, the Company incurred $5.9 million of interest expense. Included in interest expense for the three months ended March 31, 2015 was $547,000 of amortization of deferred financing costs. During the three months ended March 31, 2014, the Company incurred $3.3 million of interest expense. Included in interest expense for the three months ended March 31, 2014 was $175,000 of amortization of deferred financing costs and $30,000 of amortization of debt discount. As of March 31, 2015 and December 31, 2014, the Company’s interest payable was $5.6 million and $1.7 million, respectively.

8.	EQUITY

Common Stock

Dividends on Common Stock — During the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on April 15, 2015 to stockholders of record as of March 31, 2015.

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

Restricted Stock Awards — In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the three months ended March 31, 2015, 90,120 shares vested. At March 31, 2015, there were 68,910 unvested restricted stock awards outstanding.

In December 2014, the Compensation Committee of the Company’s Board of Directors granted 12,270 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $12.23 per share, based on the market price of the Company’s common stock on that date, and the shares vest ratably over three years beginning on May 31, 2015. Additionally, in December 2014, the Compensation Committee granted 142,770 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $12.23 per share, based on the market price of the Company’s common stock on that date, and the shares vest ratably over five years beginning on May 31, 2015. During the three months ended March 31, 2015, no shares vested or were forfeited. The Company recognized $0.4 million of compensation expense associated with these grants for the three months ended March 31, 2015. As of March 31, 2015, there was $1.4 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 2.1 years.

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

10.	EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2015 and 2014, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$2,038	$(400)
Less: Net income allocated to participating securities	(36)	—

Numerator for basic and diluted earnings (loss) available to common stockholders	$2,002	$(400)

Denominator:
Weighted-average basic and diluted common shares outstanding	31,317	22,168

Basic and diluted earnings (loss) per common share	$0.06	$(0.02)

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings (loss) per share for the three months ended March 31, 2015 and 2014, as their inclusion would have been anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

U.S. Government Settlement—In October 2013, Ensign completed and executed a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Justice (“DOJ”). This settlement agreement fully and finally resolved a DOJ investigation of Ensign related primarily to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in California and certain ancillary claims. Pursuant to the Settlement Agreement, Ensign made a single lump-sum remittance to the government in the amount of $48.0 million in October 2013. Ensign denied engaging in any illegal conduct and agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and avoid the uncertainty and expense of protracted litigation.

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

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

Major operator concentration – The Company has one major tenant, Ensign, from which the Company derived the majority of its overall revenue during the three months ended March 31, 2015 and 2014. As of March 31, 2015, Ensign leased 94 skilled nursing, assisted living and independent living facilities which had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties were California, Texas, Utah and Arizona.

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

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2015

(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$43,880	$361,808	$43,153	$—	$448,841
Other real estate investments	—	—	7,755	—	—	7,755
Cash and cash equivalents	—	13,594	—	—	—	13,594
Accounts receivable	—	57	1,718	236	—	2,011
Prepaid expenses and other assets	—	709	4	—	—	713
Deferred financing costs, net	—	9,338	—	534	—	9,872
Investment in subsidiaries	115,866	342,563	—	—	(458,429)	—
Intercompany	—	—	25,622	2,045	(27,667)	—

Total assets	$115,866	$410,141	$396,907	$45,968	$(486,096)	$482,786

Liabilities and Equity:
Senior unsecured notes payable	$—	$260,000	$—	$—	$—	$260,000
Mortgage notes payable	—	—	533	96,987	—	97,520
Accounts payable and accrued liabilities	—	6,608	2,096	696	—	9,400
Dividends payable	5,050	—	—	—	—	5,050
Intercompany	—	27,667	—	—	(27,667)	—

Total liabilities	5,050	294,275	2,629	97,683	(27,667)	371,970

Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,341,277 shares issued and outstanding as of March 31, 2015	314	—	—	—	—	314
Additional paid-in capital	246,406	121,971	374,660	(52,899)	(443,732)	246,406
Cumulative distributions in excess of earnings	(135,904)	(6,105)	19,618	1,184	(14,697)	(135,904)

Total equity	110,816	115,866	394,278	(51,715)	(458,429)	110,816

Total liabilities and equity	$115,866	$410,141	$396,907	$45,968	$(486,096)	$482,786

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2014

(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$26,104	$366,199	$43,912	$—	$436,215
Other real estate investments	—	—	7,532	—	—	7,532
Cash and cash equivalents	—	25,320	—	—	—	25,320
Accounts receivable	—	—	2,170	121	—	2,291
Prepaid expenses and other assets	—	808	1	—	—	809
Deferred financing costs, net	—	9,808	—	597	—	10,405
Investment in subsidiaries	117,408	335,020	—	—	(452,428)	—
Intercompany	—	—	15,262	1,323	(16,585)	—

Total assets	$117,408	$397,060	$391,164	$45,953	$(469,013)	$482,572

Liabilities and Equity:
Senior unsecured notes payable	$—	$260,000	$—	$—	$—	$260,000
Mortgage notes payable	—	—	557	97,648	—	98,205
Accounts payable and accrued liabilities	—	3,067	3,308	584	—	6,959
Dividends payable	3,946	—	—	—	—	3,946
Intercompany	—	16,585	—	—	(16,585)	—

Total liabilities	3,946	279,652	3,865	98,232	(16,585)	369,110

Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,251,157 shares issued and outstanding as of December 31, 2014	313	—	—	—	—	313
Additional paid-in capital	246,041	125,551	374,660	(52,899)	(447,312)	246,041
Cumulative distributions in excess of earnings	(132,892)	(8,143)	12,639	620	(5,116)	(132,892)

Total equity	113,462	117,408	387,299	(52,279)	(452,428)	113,462

Total liabilities and equity	$117,408	$397,060	$391,164	$45,953	$(469,013)	$482,572

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$842	$11,275	$2,725	$—	$14,842
Tenant reimbursement	—	52	1,090	116	—	1,258
Independent living facilities	—	—	635	—	—	635
Interest and other income	—	—	223	—	—	223

Total revenues	—	894	13,223	2,841	—	16,958

Expenses:
Depreciation and amortization	—	295	4,544	760	—	5,599
Interest expense	—	4,492	8	1,401	—	5,901
Property taxes	—	52	1,090	116	—	1,258
Independent living facilities	—	—	602	—	—	602
General and administrative	—	1,560	—	—	—	1,560

Total expenses	—	6,399	6,244	2,277	—	14,920
Income in Subsidiary	2,038	7,543	—	—	(9,581)	—

Net income	$2,038	$2,038	$6,979	$564	$(9,581)	$2,038

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

CONDENSED COMBINING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Revenues:
Rental income	$9,535	$1,488	$11,023
Tenant reimbursement	1,134	128	1,262
Independent living facilities	587	—	587

Total revenues	11,256	1,616	12,872

Expenses:
Depreciation and amortization	5,271	928	6,199
Interest expense	2,416	911	3,327
Property taxes	1,134	128	1,262
Independent living facilities	543	—	543
General and administrative	1,904	—	1,904

Total expenses	11,268	1,967	13,235

Income (loss) before provision for income taxes	(12)	(351)	(363)
Provision for income taxes	31	6	37

Net income (loss)	(43)	(357)	(400)
Other comprehensive income:
Unrealized gain on interest rate swap	197	—	197

Comprehensive income (loss)	$154	$(357)	$(203)

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(824)	$10,496	$1,383	$—	$11,055

Cash flows from investing activities:
Acquisition of real estate	—	(17,499)	—	—	—	(17,499)
Improvements to real estate	—	(19)	(55)	—	—	(74)
Purchases of equipment, furniture, and fixtures	—	(7)	(56)	—	—	(63)
Escrow deposit for acquisition of real estate	—	(500)	—	—	—	(500)
Distribution from subsidiary	3,946	—	—	—	(3,946)	—
Intercompany financing	—	11,083	—	—	(11,083)	—

Net cash provided by (used in) investing activities	3,946	(6,942)	(111)	—	(15,029)	(18,136)

Cash flows from financing activities:
Payments on the mortgage notes payable	—	—	(25)	(660)	—	(685)
Payments of deferred financing costs	—	(14)	—	—	—	(14)
Dividends paid on common stock	(3,946)	—	—	—	—	(3,946)
Distribution to Parent	—	(3,946)	—	—	3,946	—
Intercompany financing	—	—	(10,360)	(723)	11,083	—

Net cash used in financing activities	(3,946)	(3,960)	(10,385)	(1,383)	15,029	(4,645)

Net decrease in cash and cash equivalents	—	(11,726)	—	—	—	(11,726)
Cash and cash equivalents beginning of period	—	25,320	—	—	—	25,320

Cash and cash equivalents end of period of period	$—	$13,594	$—	$—	$—	$13,594

CARETRUST REIT, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —

(Unaudited)

CONDENSED COMBINING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Combined
Cash flows from operating activities:
Net cash provided by operating activities	$4,051	$266	$4,317

Cash flows from investing activities:
Purchases of equipment, furniture, and fixtures	(9,664)	(3,011)	(12,675)

Net cash used in investing activities	(9,664)	(3,011)	(12,675)

Cash flows from financing activities:
Payments on the mortgage notes payable	(1,521)	(328)	(1,849)
Net contribution from Ensign	7,166	3,073	10,239

Net cash provided by financing activities	5,645	2,745	8,390

Net increase in cash and cash equivalents	32	—	32
Cash and cash equivalents, beginning of period	895	—	895

Cash and cash equivalents, end of period	$927	$—	$927

14.	SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated and combined financial statements are issued.

In April 2015, the Company acquired Mira Vista Care Center, a 94-bed skilled nursing facility located in Mount Vernon, Washington, for $9.1 million and intends to account for this investment as an asset acquisition.

On April 15, 2015, Christopher R. Christensen resigned from the Board of Directors of the Company.

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

Overview

CareTrust REIT, Inc. (“CareTrust” or the “Company”) was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of March 31, 2015, we owned and leased to independent operators, including Ensign, 100 skilled nursing, assisted living and independent living facilities which had a total of 10,462 operational beds located in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, Texas, Utah, Virginia and Washington. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of March 31, 2015, we also had one other real estate investment, consisting of a $7.8 million preferred equity investment.

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

We expect to elect to be taxed and expect to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

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

General and Administrative Expenses

General and administrative costs consist of items such as compensation costs (including stock-based compensation expense), professional services, office costs and other costs associated with administrative activities. To the extent requested by us, Ensign will provide us with certain administrative and support services on a transitional basis pursuant to a transition services agreement. The fees charged to us by Ensign for these transition services approximate the actual cost incurred by Ensign in providing such transition services to us for the relevant period.

General and administrative expenses are anticipated to be approximately $6.2 million to $6.9 million in 2015, consisting of cash compensation, incentive-based cash compensation, professional services, administration and other costs and transitional services costs. These amounts were determined based on the experience of management, our ten months of operations after the Spin-Off and discussions with outside service providers, consultants and advisors. Possible future grants of non-cash stock-based compensation and acquisition costs are not included in these amounts. The amount of non-cash stock compensation expense to be incurred by us in 2015 relating to stock grants made in 2014 is expected to be approximately $1.0 million.

Depreciation and Amortization Expense

We incur depreciation and amortization expense for the property and equipment transferred to us from Ensign and for the real estate investments that closed after the Spin-Off. We expect such expense to be approximately $23.0 million in 2015. This amount was determined based on annualizing the depreciation and amortization expense for the three months ended December 31, 2014 and adjusting for the real estate investments that closed during the fourth quarter of 2014.

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

Interest Expense

We incur interest expense from our borrowing obligations. Our debt outstanding as of March 31, 2015 was approximately $357.5 million, and our annual interest costs are approximately $24.0 million which includes amortization of deferred financing costs and a commitment fee on our unused Senior Secured Revolving Credit Facility. Our weighted average interest rate is approximately 5.8%. See “— Liquidity and Capital Resources” below for more information.

Results of Operations

Basis of Presentation

Prior to the Spin-Off, the combined financial statements were prepared on a stand-alone basis and were derived from the accounting records of Ensign (which are not included in this report). These statements reflect the combined historical financial condition and results of operations of the carve-out business of the entities that own the skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”) and independent living facilities that we own, and the operations of the three ILFs that we operate, in accordance with U.S. generally accepted accounting principles (“GAAP”). Subsequent to the Spin-Off, the financial statements were prepared on a consolidated basis as the entities that own the properties are now wholly owned subsidiaries of the Company. All intercompany transactions and accounts have been eliminated.

Operating Results

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2015	2014
	(dollars in thousands)
Revenues:
Rental income	$14,842	$11,023	$3,819	35%
Tenant reimbursement	1,258	1,262	(4)	*
Independent living facilities	635	587	48	8%
Interest and other income	223	—	223	*
Expenses:
Depreciation and amortization	5,599	6,199	(600)	(10)%
Interest expense	5,901	3,327	2,574	77%
Property taxes	1,258	1,262	(4)	*
Independent living facilities	602	543	59	11%
General and administrative	1,560	1,904	(344)	(18)%
Provision for income taxes	—	37	(37)	*

*	not meaningful

Rental income. Rental income was $14.8 million for the three months ended March 31, 2015 compared to $11.0 million for the three months ended March 31, 2014. The $3.8 million increase in rental income is due to $3.0 million in incremental new rent in place after the Spin-Off and $0.8 million in rent due to new investments made after June 1, 2014.

Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million or 10% for the three months ended March 31, 2015 to $5.6 million compared to $6.2 million for the three months ended March 31, 2014. The $0.6 million decrease in depreciation and amortization was primarily due to certain assets which were not transferred to the Company in connection with the Spin-Off, offset by new investments made after June 1, 2014.

Interest expense. Interest expense increased $2.6 million or 77% for the three months ended March 31, 2015 to $5.9 million compared to $3.3 million for the three months ended March 31, 2014. The increase was due to higher net borrowings after the Spin-Off as compared to the prior year three month period.

General and administrative expense. General and administrative expense decreased $0.3 million for the three months ended March 31, 2015 to $1.6 million compared to $1.9 million for the three months ended March 31, 2014. The $0.3 million decrease is primarily related to decreases in legal and other costs related to the Spin-Off, offset by higher wages and amortization of stock-based compensation.

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

Cash Flows

The following table presents selected data from our condensed consolidated and combined statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$11,055	$4,317
Net cash used in investing activities	(18,136)	(12,675)
Net cash (used in) provided by financing activities	(4,645)	8,390

Net (decrease) increase in cash and cash equivalents	(11,726)	32
Cash and cash equivalents at beginning of period	25,320	895

Cash and cash equivalents at end of period	$13,594	$927

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net cash provided by operating activities for the three months ended March 31, 2015 was $11.1 million compared to $4.3 million for the three months ended March 31, 2014, an increase of $6.8 million. The increase was primarily due to an increase in net income of $2.4 million and a $4.4 million change in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2015 was $18.1 million compared to $12.7 million for the three months ended March 31, 2014, an increase of $5.4 million. The increase was primarily the result of an $18.1 million increase in acquisitions offset by a $12.7 million decrease in purchases of equipment, furniture and fixtures.

Net cash (used in) provided by financing activities for the three months ended March 31, 2015 was $(4.6) million compared to $8.4 million for the three months ended March 31, 2014, a decrease of $13.0 million. This decrease was primarily due to an increase in dividends paid and no net contributions from Ensign in 2015 slightly offset by lower payments on mortgage notes payable.

Indebtedness

Senior Unsecured Notes

On May 30, 2014, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining net proceeds of the offering to pay the cash portion of the Special Dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014. The Issuers subsequently exchanged the Notes for substantially identical notes registered under the Securities Act of 1933.

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

As of March 31, 2015, we were in compliance with all applicable financial covenants under the indenture.

Senior Secured Revolving Credit Facility

On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our Credit Facility, with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of March 31, 2015, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three months ended March 31, 2015, the Company incurred $0.2 million of commitment fees.

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

As of March 31, 2015, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

GECC Loan

Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $97.0 million as of March 31, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $47.2 million as of March 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $49.8 million as of March 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.

The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants.

As of March 31, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior Unsecured Notes (1)	$359,288	$15,275	$30,550	$30,550	$282,913
Credit Facility (2)	2,411	763	1,521	127	—
Mortgage Notes Payable (3)	109,402	8,142	101,049	211	—
Operating lease	516	74	207	220	15

Total	$471,617	$24,254	$133,327	$31,108	$282,928

(1)	Amounts include interest payments of $99.3 million.

(2)	Represents the unused revolving credit facility fee.
(3)	Amounts include interest payments of $11.9 million.

Capital Expenditures

We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the Ensign Master Leases, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property.

Critical Accounting Policies and Estimates

Our Condensed Consolidated and Combined Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 11, 2015, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated and Combined Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness under the GECC Loan. Approximately $49.8 million of the GECC Loan bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining approximately $47.2 million of the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and thereafter at the floating rate described above.

Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. At March 31, 2015, we had $84.2 million in borrowings available under the Credit Facility (given the borrowing base requirements of the Credit Agreement), and no outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 1.00% to 1.50% per annum or LIBOR plus a margin ranging from 2.00% to 2.50% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries.

An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, quarterly interest expense under the floating rate portion of the GECC Loan would have increased $0.1 million for the three months ended March 31, 2015.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of March 31, 2015, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None of the Company or any of its subsidiaries is a party to, and none of their respective properties are the subject of, any material legal proceedings.

Item 1A.	Risk Factors.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year end December 31, 2014 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

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

CareTrust REIT, Inc.

May 12, 2015	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

May 12, 2015	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)