Form 10-Q
period 2015-06-30
CareTrust REIT, Inc.
filed 2015-08-10
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 7, 2015, there were 31,811,409 shares of common stock outstanding.

EXPLANATORY NOTE
This report represents the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 for CareTrust REIT, Inc. (“CareTrust” or the “Company”). Prior to June 1, 2014, CareTrust was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.
The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off. The condensed consolidated and combined financial statements included in this report reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off and (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off. The condensed consolidated and combined financial statements included in this report also reflect the new investments that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements, for the periods prior to the Spin-Off, have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although management of the Company believes such assumptions are reasonable, the condensed consolidated and combined financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the period ended June 30, 2014. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
Assets:
Real estate investments, net	$459,515	$436,215
Other real estate investments	7,987	7,532
Cash and cash equivalents	29,904	25,320
Accounts receivable (related party receivables of $0 at June 30, 2015 and $2,275 at December 31, 2014)	2,036	2,291
Prepaid expenses and other assets	2,292	809
Deferred financing costs, net	9,442	10,405
Total assets	$511,176	$482,572
Liabilities and Equity:
Senior unsecured notes payable	$260,000	$260,000
Mortgage notes payable	96,854	98,205
Secured revolving credit facility	35,000	—
Accounts payable and accrued liabilities	5,946	6,959
Dividends payable	5,090	3,946
Total liabilities	402,890	369,110
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,306,782 and 31,251,157 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	313	313
Additional paid-in capital	246,701	246,041
Cumulative distributions in excess of earnings	(138,728)	(132,892)
Total equity	108,286	113,462
Total liabilities and equity	$511,176	$482,572
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income (related party rental income of $2,308 and $4,667 for the three months ended June 30, 2015 and 2014, respectively and $16,308 and $4,667 for the six months ended June 30, 2015 and 2014, respectively – Note 6)	$15,249	$12,205	$30,091	$23,228
Tenant reimbursements (related party tenant reimbursements of $200 and $396 for the three months ended June 30, 2015 and 2014, respectively and $1,406 and $396 for the six months ended June 30, 2015 and 2014, respectively – Note 6)	1,288	1,237	2,546	2,498
Independent living facilities	607	623	1,242	1,210
Interest and other income	232	—	455	—
Total revenues	17,376	14,065	34,334	26,936
Expenses:
Depreciation and amortization	5,679	6,070	11,278	12,269
Interest expense	5,989	6,452	11,890	9,779
Loss on extinguishment of debt	—	4,067	—	4,067
Property taxes	1,288	1,237	2,546	2,498
Independent living facilities	566	555	1,168	1,098
General and administrative	1,588	6,009	3,148	7,912
Total expenses	15,110	24,390	30,030	37,623
Income (loss) before provision for income taxes	2,266	(10,325)	4,304	(10,687)
Provision for income taxes	—	17	—	53
Net income (loss)	$2,266	$(10,342)	$4,304	$(10,740)
Earnings (loss) per common share:
Basic	$0.07	$(0.47)	$0.13	$(0.48)
Diluted	$0.07	$(0.47)	$0.13	$(0.48)
Weighted-average number of common shares:
Basic	31,278	22,231	31,268	22,230
Diluted	31,278	22,231	31,268	22,230
Dividends declared per common share	$0.16	$—	$0.32	$—
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$2,266	$(10,342)	$4,304	$(10,740)
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap	—	(30)	—	167
Reclassification adjustment on interest rate swap	—	1,661	—	1,661
Comprehensive income (loss)	$2,266	$(8,711)	$4,304	$(8,912)
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2013	1,000	$—	$—	$—	$164,517	$(1,828)	$162,689
Net capital contribution from Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid-in capital in conjunction with the Spin-Off (Note 1)	22,227,358	222	146,980	—	(147,202)	—	—
Vesting of restricted common stock	48,550	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	154	—	—	—	154
Special dividend at $5.88 per share	8,974,249	90	98,908	(131,999)	—	—	(33,001)
Common dividend at $0.125 per share	—	—	—	(3,946)	—	—	(3,946)
Net income (loss)	—	—	—	3,053	(11,196)	—	(8,143)
Balance at December 31, 2014	31,251,157	313	246,041	(132,892)	—	—	113,462
Vesting of restricted common stock	55,625	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	660	—	—	—	660
Common dividends ($0.32 per share)	—	—	—	(10,140)	—	—	(10,140)
Net income	—	—	—	4,304	—	—	4,304
Balance at June 30, 2015	31,306,782	$313	$246,701	$(138,728)	$—	$—	$108,286
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,304	$(10,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,278	12,269
Amortization of deferred financing costs and debt discount	1,102	517
Amortization of stock-based compensation	660	—
Noncash interest income adjustments	(455)	—
Loss on extinguishment of debt	—	1,998
Loss on settlement of interest rate swap	—	1,661
Change in operating assets and liabilities:
Accounts receivable	(2,020)	(3)
Accounts receivable due from related party	2,275	(1,848)
Prepaid expenses and other assets	(545)	677
Interest rate swap	—	(1,661)
Accounts payable and accrued liabilities	(1,013)	4,683
Net cash provided by operating activities	15,586	7,553
Cash flows from investing activities:
Acquisition of real estate	(33,646)	—
Improvements to real estate	(143)	—
Purchases of equipment, furniture and fixtures	(227)	(19,009)
Escrow deposit for acquisition of real estate	(1,500)	—
Net cash used in investing activities	(35,516)	(19,009)
Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	—	260,000
Borrowings under senior secured revolving credit facility	35,000	10,000
Proceeds from the issuance of mortgage notes payable	—	50,676
Repayments of borrowings under senior secured revolving credit facility	—	(88,701)
Payments on the mortgage notes payable	(1,351)	(66,856)
Payments on senior secured term loan	—	(65,624)
Payments of deferred financing costs	(139)	(12,945)
Dividends paid on common stock	(8,996)	—
Net contribution from Ensign (Note 6)	—	4,356
Net cash provided by financing activities	24,514	90,906
Net increase in cash and cash equivalents	4,584	79,450
Cash and cash equivalents beginning of period	25,320	895
Cash and cash equivalents end of period	$29,904	$80,345
Supplemental disclosures of cash flow information:
Interest paid	$10,800	$6,414
Income taxes paid	$—	$104
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$1,144	$—
Application of escrow deposit to acquisition of real estate	$500	$—
Operating assets and liabilities that were not transferred to CareTrust	$—	$1,042
Equipment, furniture and fixtures that were not transferred to CareTrust	$—	$(11,684)
Net capital distribution to Ensign	$—	$10,475
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
The Company and Ensign also entered into an Opportunities Agreement, which granted the Company the right to match any offer from a third party to finance the acquisition or development of any healthcare or senior living facility by Ensign or any of its affiliates for a period of one year following the Spin-Off. In addition, this agreement granted Ensign, subject to certain exceptions, the right to either purchase and operate, or lease and operate, the facilities included in any portfolio of five or fewer healthcare or senior living facilities presented to the Company during the first year following the Spin-Off. The Opportunities Agreement and certain other agreements with Ensign terminated as of the first anniversary of the Spin-Off.
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
Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2015, the Company owned and leased to independent operators, including Ensign, 102 skilled nursing, assisted living and independent living facilities which had a total of 10,647 operational beds located in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, Texas, Utah, Virginia and Washington. The Company also owns and operates three independent living facilities which had a total of 264 units located in Texas and Utah. As of June 30, 2015, the Company also had one other real estate investment, consisting of an $8.0 million preferred equity investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Management believes that the assumptions and estimates used in preparation of the underlying condensed consolidated and combined financial statements are reasonable. However, the condensed consolidated and combined financial statements for the period January 1, 2014 through May 31, 2014, do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the period presented. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position or cash flows.
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
Reclassifications—Certain amounts in the Company’s condensed consolidated and combined financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

Real Estate Acquisition Valuation— In accordance with ASC 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are asset acquisitions, acquisition costs are capitalized as incurred.
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
Impairment of Long-Lived Assets—At least annually, management evaluates the Company’s real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. Management also assesses the carrying value of the Company’s real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.
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
Other Real Estate Investments — Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return.
The Company periodically evaluates each of its other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.

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
Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in our condensed consolidated and combined statements of operations. Accumulated amortization of deferred financing costs was $3.3 million and $2.2 million at June 30, 2015 and December 31, 2014, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in our condensed consolidated and combined statements of operations.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the six months ended June 30, 2015 and 2014, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of June 30, 2015 or December 31, 2014.
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
Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the senior credit facility in place prior to the Spin-Off. As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the condensed consolidated and combined statements of operations during the three month period ended June 30, 2014. There was no outstanding interest rate swap contract as of June 30, 2015.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.
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
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the three and six months ended June 30, 2014 were retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.
Recently Issued Accounting Standards Update— In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In July 2015, the FASB provided for a one-year deferral of the effective date of ASU No. 2014-09. The standard will be effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently assessing the impact of adopting ASU No. 2014-09 but does not believe it will have a material effect on income from operations or the Company’s financial position.

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

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize our investment in owned properties at June 30, 2015, and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Land	$79,804	$75,072
Buildings and improvements	445,391	417,414
Integral equipment, furniture and fixtures	49,003	47,134
Real estate investments	574,198	539,620
Accumulated depreciation	(114,683)	(103,405)
Real estate investments, net	$459,515	$436,215
As of June 30, 2015, all but 11 of the Company’s facilities were leased to subsidiaries of Ensign under the Ensign Master Leases which began on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. The annual revenues from the Ensign Master Leases are $56.0 million during each of the first two years of the Ensign Master Leases. Commencing in the third year under the Ensign Master Leases, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2015, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
Remaining 2015	$30,721
2016	61,442
2017	61,442
2018	61,442
2019	61,442
Thereafter	630,333
$906,822

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

Mira Vista Care Center
In April 2015, the Company acquired the Mira Vista Care Center, a skilled nursing facility located in Mount Vernon, Washington, for $9.3 million, which includes acquisition costs capitalized of $0.2 million.
In connection with the acquisition, the Company entered into a triple-net master lease with Five Oaks Healthcare, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.9 million.
Shoreline Health & Rehabilitation Center

In June 2015, the Company acquired the Shoreline Health & Rehabilitation Center, a skilled nursing facility located in Shoreline, Washington, for $6.8 million, which includes acquisition costs capitalized of $0.2 million.
In connection with the acquisition, the Company entered into a triple-net master lease with Five Oaks Healthcare, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.7 million.

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
During the three and six months ended June 30, 2015, the Company recognized $0.2 million and $0.5 million of interest income and this unpaid amount was added to the outstanding carrying value of the investment.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	$7,500	$7,987	$7,987	$7,500	$7,532	$7,532
Financial liabilities:
Senior unsecured notes payable	$260,000	$260,000	$265,850	$260,000	$260,000	$265,200
Mortgage notes payable	$96,854	$96,854	$99,697	$98,205	$98,205	$101,822
Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and senior secured revolving credit facility: These balances approximate their fair values due to the short-term nature of these instruments.
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

6. RELATED PARTY TRANSACTIONS

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

Allocation of corporate expenses—For the three and six months ended June 30, 2014, the condensed consolidated and combined statements of operations of the Company include Ensign revenues and expenses that are specifically identifiable or otherwise attributable to the Company. The specific identification methodology was utilized for all of the items on the condensed statements of operations excluding general corporate expenses. For the periods prior to the Spin-Off, Ensign Properties’ operations were fully integrated with Ensign, including executive management, finance, treasury, corporate income tax, human resources, legal services and other shared services. These costs were allocated to the Company on a systematic basis utilizing a direct usage basis when identifiable, with the remainder allocated on time study, or percentage of the total revenues. The primary allocation method was a time study based on time devoted to Ensign Properties’ activities.
Allocated expenses for these general and administrative services of $5.5 million and $7.4 million for the three and six months ended June 30, 2014 are reflected in general and administrative expense, in addition to direct expenses which are included in total expenses. There was no allocation for the three and six months ended June 30, 2015. The Company’s financial statements may not be indicative of future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the six months ended June 30, 2014.
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
Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen's tenure on our board are considered related party in nature. For the three and six months ended June 30, 2015, the Company recognized $2.3 million and $16.3 million in rental income, respectively, from Ensign related to the Ensign Master Leases as well as $0.2 million and $1.4 million of tenant reimbursements, respectively. For the three and six months ended June 30, 2014, the Company recognized $4.7 million and $4.7 million in rental income, respectively, as well as $0.4 million and $0.4 million of tenant reimbursements, respectively. As of December 31, 2014, the Company also had accounts receivable totaling $2.3 million due from Ensign for tenant reimbursements. After April 15, 2015, the effective date of Mr. Christensen's resignation from our board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.
Centralized cash management system—Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the condensed consolidated and combined statements of cash flows. The “Net contribution from Ensign” was $4.4 million for the six months ended June 30, 2014.

7. DEBT
The Company had debt outstanding of $391.9 million as of June 30, 2015, and $358.2 million as of December 31, 2014.
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
As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the indenture.

Senior Secured Revolving Credit Facility
On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our senior secured revolving credit facility (the “Credit Facility”), with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of June 30, 2015, there was $35.0 million outstanding under the Credit Agreement.
Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three and six months ended June 30, 2015, the Company incurred $0.2 million and $0.4 million of commitment fees, respectively.
The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Company and certain subsidiaries of the Company.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

The Credit Agreement contains customary covenants that include restrictions or limitations on the ability to make acquisitions and other investments, make distributions, incur additional indebtedness, engage in non-healthcare related business activities, enter into transactions with affiliates and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement also requires the Company, through the Operating Partnership, to comply with specified financial covenants, which include a maximum debt to asset value ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
GECC Loan
Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $96.4 million as of June 30, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $46.9 million as of June 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $49.5 million as of June 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.
The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants. As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.

Promissory Notes with Johnson Land Enterprises, LLC
On October 1, 2009, Ensign entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million. On May 30, 2014, in connection with the Spin-Off, three of the promissory notes were paid in full and the remaining promissory note was assumed by the Company. The remaining promissory note bears interest at 6.0%, with principal and interest payable monthly through September 30, 2019. The promissory note is collateralized by a deed of trust on real property, an assignment of rent and a security agreement. At June 30, 2015, the outstanding principal balance on the promissory note was $0.5 million and is included in mortgage notes payable on the condensed consolidated balance sheets.
Interest Expense
During the three and six months ended June 30, 2015, the Company incurred $6.0 million and $11.9 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2015 was $0.6 million and $1.1 million of amortization of deferred financing costs, respectively. During the three and six months ended June 30, 2014, the Company incurred $6.5 million and $9.8 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2014 was $0.3 million and $0.5 million of amortization of deferred financing costs, respectively, and $20,000 and $51,000 of amortization of debt discount, respectively. As of June 30, 2015 and December 31, 2014, the Company’s interest payable was $1.7 million and $1.7 million, respectively.

8. EQUITY
Common Stock
Dividends on Common Stock — During the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on April 15, 2015 to stockholders of record as of March 31, 2015. During the second quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on July 15, 2015 to stockholders of record as of June 30, 2015.

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
Restricted Stock Awards — In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the six months ended June 30, 2015, 41,600 shares vested or were forfeited. At June 30, 2015, there were 117,430 unvested restricted stock awards outstanding.
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
In June 2015, in separate grants, the Compensation Committee of the Company’s Board of Directors granted 15,680 shares and 13,240 shares of restricted stock to members of the Board of Directors, with each share having a fair market value on the date of grant of $12.76 and $12.67 per share, respectively, based on the market price of the Company’s common stock on those dates. The shares vest over one year. Additionally, in June 2015, the Compensation Committee granted 235,880 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $12.76 per share, based on the market price of the Company’s common stock on that date, and the shares vest ratably over four years beginning on June 30, 2016.
During the six months ended June 30, 2015, 32,643 shares vested and none were forfeited. The Company recognized $0.3 million and $0.7 million of compensation expense associated with these grants for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there was $4.5 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 3.7 years.

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2015 and 2014, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$2,266	$(10,342)	$4,304	$(10,740)
Less: Net income allocated to participating securities	(81)	—	(117)	—
Numerator for basic and diluted earnings (loss) available to common stockholders	$2,185	$(10,342)	$4,187	$(10,740)
Denominator:
Weighted-average basic and diluted common shares outstanding	31,278	22,231	31,268	22,230
Basic and diluted earnings (loss) per common share	$0.07	$(0.47)	$0.13	$(0.48)

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings (loss) per share for the three and six months ended June 30, 2015 and 2014, as their inclusion would have been anti-dilutive.

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

12. CONCENTRATION OF RISK
Major operator concentration – The Company has one major tenant, Ensign, from which the Company derived the majority of its overall revenue during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, Ensign leased 94 skilled nursing, assisted living and independent living facilities which had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties were California, Texas, Utah and Arizona.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2015
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$59,790	$357,318	$42,407	$—	$459,515
Other real estate investments	—	—	7,987	—	—	7,987
Cash and cash equivalents	—	29,904	—	—	—	29,904
Accounts receivable	—	122	1,790	124	—	2,036
Prepaid expenses and other assets	133	2,155	4	—	—	2,292
Deferred financing costs, net	—	8,970	—	472	—	9,442
Investment in subsidiaries	113,243	350,032	—	—	(463,275)	—
Intercompany	—	—	36,831	2,738	(39,569)	—
Total assets	$113,376	$450,973	$403,930	$45,741	$(502,844)	$511,176
Liabilities and Equity:
Senior unsecured notes payable	$—	$260,000	$—	$—	$—	$260,000
Mortgage notes payable	—	—	507	96,347	—	96,854
Secured revolving credit facility	—	35,000	—	—	—	35,000
Accounts payable and accrued liabilities	—	3,161	2,219	566	—	5,946
Dividends payable	5,090	—	—	—	—	5,090
Intercompany	—	39,569	—	—	(39,569)	—
Total liabilities	5,090	337,730	2,726	96,913	(39,569)	402,890
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,306,782 shares issued and outstanding as of June 30, 2015	313	—	—	—	—	313
Additional paid-in capital	246,701	116,773	374,660	(52,899)	(438,534)	246,701
Cumulative distributions in excess of earnings	(138,728)	(3,530)	26,544	1,727	(24,741)	(138,728)
Total equity	108,286	113,243	401,204	(51,172)	(463,275)	108,286
Total liabilities and equity	$113,376	$450,973	$403,930	$45,741	$(502,844)	$511,176

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$1,249	$11,275	$2,725	$—	$15,249
Tenant reimbursements	—	77	1,095	116	—	1,288
Independent living facilities	—	—	607	—	—	607
Interest and other income	—	—	232	—	—	232
Total revenues	—	1,326	13,209	2,841	—	17,376
Expenses:
Depreciation and amortization	—	413	4,519	747	—	5,679
Interest expense	—	4,573	8	1,408	—	5,989
Property taxes	—	77	1,095	116	—	1,288
Independent living facilities	—	—	566	—	—	566
General and administrative	309	1,157	95	27	—	1,588
Total expenses	309	6,220	6,283	2,298	—	15,110
Income in Subsidiary	2,575	7,469	—	—	(10,044)	—
Net income	$2,266	$2,575	$6,926	$543	$(10,044)	$2,266

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$10,252	$1,953	$—	$12,205
Tenant reimbursements	—	—	1,112	125	—	1,237
Independent living facilities	—	—	623	—	—	623
Interest and other income	—	—	—	—	—	—
Total revenues	—	—	11,987	2,078	—	14,065
Expenses:
Depreciation and amortization	—	—	5,145	925	—	6,070
Interest expense	—	1,491	3,868	1,093	—	6,452
Loss on extinguishment of debt	—	—	4,067	—		4,067
Property taxes	—	—	1,112	125	—	1,237
Independent living facilities	—	—	555	—	—	555
General and administrative	—	6,009	—	—	—	6,009
Total expenses	—	7,500	14,747	2,143	—	24,390
Loss in Subsidiary	(10,342)	(2,842)	—	—	13,184	—
Loss before provision for income taxes	(10,342)	(10,342)	(2,760)	(65)	13,184	(10,325)
Provision for income taxes	—	—	22	(5)	—	17
Net loss	$(10,342)	$(10,342)	$(2,782)	$(60)	$13,184	$(10,342)

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$2,091	$22,550	$5,450	$—	$30,091
Tenant reimbursements	—	129	2,185	232	—	2,546
Independent living facilities	—	—	1,242	—	—	1,242
Interest and other income	—	—	455	—	—	455
Total revenues	—	2,220	26,432	5,682	—	34,334
Expenses:
Depreciation and amortization	—	708	9,063	1,507	—	11,278
Interest expense	—	9,065	16	2,809	—	11,890
Property taxes	—	129	2,185	232	—	2,546
Independent living facilities	—	—	1,168	—	—	1,168
General and administrative	309	2,717	95	27	—	3,148
Total expenses	309	12,619	12,527	4,575	—	30,030
Income in Subsidiary	4,613	15,012	—	—	(19,625)	—
Net income	$4,304	$4,613	$13,905	$1,107	$(19,625)	$4,304

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$19,787	$3,441	$—	$23,228
Tenant reimbursements	—	—	2,245	253	—	2,498
Independent living facilities	—	—	1,210	—	—	1,210
Interest and other income	—	—	—	—	—	—
Total revenues	—	—	23,242	3,694	—	26,936
Expenses:
Depreciation and amortization	—	—	10,416	1,853	—	12,269
Interest expense	—	1,492	6,283	2,004	—	9,779
Loss on extinguishment of debt	—	—	4,067	—	—	4,067
Property taxes	—	—	2,245	253	—	2,498
Independent living facilities	—	—	1,098	—	—	1,098
General and administrative	—	7,912	—	—	—	7,912
Total expenses	—	9,404	24,109	4,110	—	37,623
Loss in Subsidiary	(10,740)	(1,336)	—	—	12,076	—
Loss before provision for income taxes	(10,740)	(10,740)	(867)	(416)	12,076	(10,687)
Provision for income taxes	—	—	53	—	—	53
Net loss	$(10,740)	$(10,740)	$(920)	$(416)	$12,076	$(10,740)

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(149)	$(8,782)	$21,801	$2,716	$—	$15,586
Cash flows from investing activities:
Acquisition of real estate	—	(33,646)	—	—	—	(33,646)
Improvements to real estate	—	(20)	(123)	—	—	(143)
Purchases of equipment, furniture, and fixtures	—	(167)	(60)	—	—	(227)
Escrow deposit for acquisition of real estate	—	(1,500)	—	—	—	(1,500)
Distribution from subsidiary	8,996	—	—	—	(8,996)	—
Intercompany financing	149	22,983	—	—	(23,132)	—
Net cash provided by (used in) investing activities	9,145	(12,350)	(183)	—	(32,128)	(35,516)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Payments on the mortgage notes payable	—	—	(50)	(1,301)	—	(1,351)
Payments of deferred financing costs	—	(139)	—	—	—	(139)
Dividends paid on common stock	(8,996)	—	—	—	—	(8,996)
Distribution to Parent	—	(8,996)	—	—	8,996	—
Intercompany financing	—	(149)	(21,568)	(1,415)	23,132	—
Net cash (used in) provided by financing activities	(8,996)	25,716	(21,618)	(2,716)	32,128	24,514
Net increase in cash and cash equivalents	—	4,584	—	—	—	4,584
Cash and cash equivalents beginning of period	—	25,320	—	—	—	25,320
Cash and cash equivalents end of period of period	$—	$29,904	$—	$—	$—	$29,904

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,492)	$15,394	$1,563	$(7,912)	$7,553
Cash flows from investing activities:
Purchases of equipment, furniture, and fixtures	—	—	(14,648)	(4,361)	—	(19,009)
Intercompany financing	—	(165,728)	—	—	165,728	—
Net cash (used in) provided by investing activities	—	(165,728)	(14,648)	(4,361)	165,728	(19,009)
Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	—	260,000	—	—	—	260,000
Proceeds from the senior secured revolving credit facility	—	—	10,000	—	—	10,000
Proceeds from the issuance of mortgage notes payable	—	—	—	50,676	—	50,676
Payments on the senior secured revolving credit facility	—	—	(88,701)	—	—	(88,701)
Payments on the mortgage notes payable	—	—	(66,856)	—	—	(66,856)
Payments on the senior secured term loan	—	—	(65,624)	—	—	(65,624)
Payments of deferred financing costs	—	(12,435)	—	(510)	—	(12,945)
Net contribution from Ensign	—	—	52,385	(48,029)	—	4,356
Distributions to Issuers	—	—	(7,912)	—	7,912	—
Intercompany financing	—	—	165,067	661	(165,728)	—
Net cash provided by (used in) financing activities	—	247,565	(1,641)	2,798	(157,816)	90,906
Net increase (decrease) in cash and cash equivalents	—	80,345	(895)	—	—	79,450
Cash and cash equivalents beginning of period	—	—	895	—	—	895
Cash and cash equivalents end of period of period	$—	$80,345	$—	$—	$—	$80,345

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated and combined financial statements are issued.

In July 2015, the Company acquired Bristol Court Assisted Living, a 70-unit/115-bed memory care facility located in St. Petersburg, Florida, for $8.5 million and intends to account for this investment as an asset acquisition. Also in July 2015, the Company acquired Shamrock Nursing and Rehabilitation Center, a 105-bed skilled nursing facility located in Dublin, Georgia, for $8.3 million and intends to account for this investment as an asset acquisition.
In July 2015, the Company paid off the $0.5 million mortgage note payable to Johnson Land Enterprises, LLC.
In August 2015, the Company and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides for an unsecured asset-based revolving credit facility (the “New Credit Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. A portion of the proceeds of the New Credit Facility were used to payoff and terminate the Company’s senior secured revolving credit facility.

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
Overview
CareTrust REIT, Inc. (“CareTrust” or the “Company”) was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of June 30, 2015, we owned and leased to independent operators, including Ensign, 102 skilled nursing, assisted living and independent living facilities which had a total of 10,647 operational beds located in Arizona, California, Colorado, Idaho, Iowa, Minnesota, Nebraska, Nevada, Texas, Utah, Virginia and Washington. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of June 30, 2015, we also had one other real estate investment, consisting of an $8.0 million preferred equity investment.
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
General and Administrative Expenses
General and administrative costs consist of items such as compensation costs (including stock-based compensation expense), professional services, office costs and other costs associated with administrative activities. General and administrative expenses are anticipated to be approximately $6.9 million to $7.6 million in 2015, consisting of cash compensation, incentive-based cash compensation, professional services, administration and other costs. These amounts were determined based on the experience of management, our 13 months of operations after the Spin-Off and discussions with outside service providers, consultants and advisors. The amount of non-cash stock compensation expense to be incurred by us in 2015 relating to stock grants made in 2014 and 2015 is expected to be approximately $1.6 million.
Depreciation and Amortization Expense
We incur depreciation and amortization expense for the property and equipment transferred to us from Ensign and for the real estate investments that closed after the Spin-Off. We expect such expense to be approximately $23.0 million in 2015. This amount was determined based on annualizing the depreciation and amortization expense for the six months ended June 30, 2015 and adjusting for the real estate investments that have closed during 2015.
Revenues and Operating Expenses of Our Independent Living Operations
We own and operate three independent living facilities (“ILFs”). We anticipate these three ILFs will generate annual revenues of approximately $2.5 million and incur annual operating expenses of approximately $2.3 million in 2015. These amounts were determined based on annualizing the revenues and operating expenses of these facilities for the six months ended June 30, 2015.

Interest Expense
We incur interest expense from our borrowing obligations. Our debt outstanding as of June 30, 2015 was approximately $391.9 million, and our annual interest costs are approximately $24.4 million which includes amortization of deferred financing costs and a commitment fee on the unused portion of our senior secured revolving credit facility. Our weighted average interest rate is approximately 5.5%. See “— Liquidity and Capital Resources” below for more information.
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
Operating Results
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2015	2014
	(dollars in thousands)
Revenues:
Rental income	$15,249	$12,205	$3,044	25%
Tenant reimbursements	1,288	1,237	51	4%
Independent living facilities	607	623	(16)	(3)%
Interest and other income	232	—	232	*
Expenses:
Depreciation and amortization	5,679	6,070	(391)	(6)%
Interest expense	5,989	6,452	(463)	(7)%
Loss on extinguishment of debt	—	4,067	(4,067)	*
Property taxes	1,288	1,237	51	4%
Independent living facilities	566	555	11	2%
General and administrative	1,588	6,009	(4,421)	(74)%
Provision for income taxes	—	17	(17)	*

*	not meaningful
Rental income. Rental income was $15.2 million for the three months ended June 30, 2015 compared to $12.2 million for the three months ended June 30, 2014. The $3.0 million increase in rental income is due to $1.8 million in incremental new rent in place after the Spin-Off and $1.2 million in rent due to new investments made after June 1, 2014.
Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million or 6% for the three months ended June 30, 2015 to $5.7 million compared to $6.1 million for the three months ended June 30, 2014. The $0.4 million decrease in depreciation and amortization was primarily due to certain assets which were not transferred to the Company in connection with the Spin-Off, offset by new investments made after June 1, 2014.
Interest expense. Interest expense decreased $0.5 million or 7% for the three months ended June 30, 2015 to $6.0 million compared to $6.5 million for the three months ended June 30, 2014. The decrease was due to a $1.7 million loss on settlement of an interest rate swap in 2014 offset by higher net borrowings after the Spin-Off as compared to the prior year three month period.
General and administrative expense. General and administrative expense decreased $4.4 million for the three months ended June 30, 2015 to $1.6 million compared to $6.0 million for the three months ended June 30, 2014. The $4.4 million decrease is primarily related to decreases in legal and other costs related to the Spin-Off, offset by higher wages and amortization of stock-based compensation.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2015	2014
	(dollars in thousands)
Revenues:
Rental income	$30,091	$23,228	$6,863	30%
Tenant reimbursements	2,546	2,498	48	2%
Independent living facilities	1,242	1,210	32	3%
Interest and other income	455	—	455	*
Expenses:
Depreciation and amortization	11,278	12,269	(991)	(8)%
Interest expense	11,890	9,779	2,111	22%
Loss on extinguishment of debt	—	4,067	(4,067)	*
Property taxes	2,546	2,498	48	2%
Independent living facilities	1,168	1,098	70	6%
General and administrative	3,148	7,912	(4,764)	(60)%
Provision for income taxes	—	53	(53)	*

*	not meaningful
Rental income. Rental income was $30.1 million for the six months ended June 30, 2015 compared to $23.2 million for the six months ended June 30, 2014. The $6.9 million increase in rental income is due to $4.8 million in incremental new rent in place after the Spin-Off and $2.1 million in rent due to new investments made after June 1, 2014.
Depreciation and amortization. Depreciation and amortization expense decreased $1.0 million or 8% for the six months ended June 30, 2015 to $11.3 million compared to $12.3 million for the six months ended June 30, 2014. The $1.0 million decrease in depreciation and amortization was primarily due to certain assets which were not transferred to the Company in connection with the Spin-Off, offset by new investments made after June 1, 2014.
Interest expense. Interest expense increased $2.1 million or 22% for the six months ended June 30, 2015 to $11.9 million compared to $9.8 million for the six months ended June 30, 2014. The increase was due to higher net borrowings after the Spin-Off as compared to the prior year six month period offset by a $1.7 million loss on the settlement of an interest rate swap in 2014.
General and administrative expense. General and administrative expense decreased $4.8 million for the six months ended June 30, 2015 to $3.1 million compared to $7.9 million for the six months ended June 30, 2014. The $4.8 million decrease is primarily related to decreases in legal and other costs related to the Spin-Off, offset by higher wages and amortization of stock-based compensation.

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
Cash Flows
The following table presents selected data from our condensed consolidated and combined statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$15,586	$7,553
Net cash used in investing activities	(35,516)	(19,009)
Net cash provided by financing activities	24,514	90,906
Net increase in cash and cash equivalents	4,584	79,450
Cash and cash equivalents at beginning of period	25,320	895
Cash and cash equivalents at end of period	$29,904	$80,345
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net cash provided by operating activities for the six months ended June 30, 2015 was $15.6 million compared to $7.6 million for the six months ended June 30, 2014, an increase of $8.0 million. The increase was primarily due to an increase in net income of $15.0 million offset by a $3.9 million change in non-cash expenses and a $3.1 million change in operating assets and liabilities.
Net cash used in investing activities for the six months ended June 30, 2015 was $35.5 million compared to $19.0 million for the six months ended June 30, 2014, an increase of $16.5 million. The increase was primarily the result of an $33.8 million increase in acquisitions and a $1.5 million increase in deposits, offset by a net $18.8 million decrease in purchases of equipment, furniture and fixtures.
Net cash provided by financing activities for the six months ended June 30, 2015 was $24.5 million compared to $90.9 million for the six months ended June 30, 2014, a decrease of $66.4 million. This decrease was due to lower net borrowings in 2015 of $285.7 million, an increase in dividends paid of $9.0 million and no net contributions from Ensign in 2015, offset by $219.8 million in lower payments on debt and $12.8 million in lower deferred financing fees.

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
As of June 30, 2015, we were in compliance with all applicable financial covenants under the indenture.
Senior Secured Revolving Credit Facility
On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Credit Agreement”), which governs our Credit Facility, with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Credit Agreement provides for a borrowing capacity of $150.0 million and includes an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Credit Facility is secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Credit Agreement is based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Credit Agreement. The Credit Facility is also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018, and includes a one year extension option. As of June 30, 2015, there was $35.0 million outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to the applicable percentage plus, at the Operating Partnership’s option, either (a) LIBOR or (b) a base rate determined as the greater of (i) the prime lending rate, (ii) the Federal Funds Rate plus 0.5%, and (iii) one-month LIBOR plus 1.0% (referred to as the “Base Rate”). The applicable percentage for borrowings will vary based on the Consolidated Leverage Ratio, as defined in the Credit Agreement, and will range from 2.0% to 2.5% per annum for LIBOR based borrowings and 1.0% to 1.5% per annum for borrowings at the Base Rate. In addition, the Operating Partnership is required to pay a commitment fee to the lenders equal to between 0.35% and 0.50% per annum based on the amount of unused borrowings under the Credit Agreement. During the three and six months ended June 30, 2015, the Company incurred $0.2 million and $0.4 million of commitment fees, respectively.
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
As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
GECC Loan
Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $96.4 million as of June 30, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $46.9 million as of June 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $49.5 million as of June 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.
The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants.
As of June 30, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments at June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior Unsecured Notes (1)	$351,650	$15,275	$30,550	$30,550	$275,275
Credit Facility (2)	39,487	1,541	37,946	—	—
Mortgage Notes Payable (3)	107,367	8,142	99,047	178	—
Operating lease	492	101	210	181	—
Total	$498,996	$25,059	$167,753	$30,909	$275,275

(1)	Amounts include interest payments of $91.7 million.

(2)	The credit facility includes payments related to the unused revolving credit facility fee due on the amount of unused borrowings.

(3)	Amounts include interest payments of $10.5 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness. Approximately $49.5 million of the GECC Loan bears interest at a floating rate equal to three-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining approximately $46.9 million of the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and thereafter at the floating rate described above.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $150.0 million from a syndicate of banks and other financial institutions. At June 30, 2015, we had $84.2 million in borrowings available under the Credit Facility (given the borrowing base requirements of the Credit Agreement), and $35.0 million of outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 1.00% to 1.50% per annum or LIBOR plus a margin ranging from 2.00% to 2.50% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $0.4 million for the six months ended June 30, 2015.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of June 30, 2015, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
None of the Company or any of its subsidiaries is a party to, and none of their respective properties are the subject of, any material legal proceedings.

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

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

CareTrust REIT, Inc.
August 10, 2015	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

August 10, 2015	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)