Form 10-Q
period 2015-09-30
CareTrust REIT, Inc.
filed 2015-11-05
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At November 4, 2015, there were 48,148,269 shares of common stock outstanding.

EXPLANATORY NOTE
This report represents the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 for CareTrust REIT, Inc. (“CareTrust” or the “Company”). Prior to June 1, 2014, CareTrust was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.
The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off. The condensed consolidated and combined financial statements included in this report reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off and (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off. The condensed consolidated and combined financial statements included in this report also reflect the new investments that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements, for the periods prior to the Spin-Off, have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although management of the Company believes such assumptions are reasonable, the condensed consolidated and combined financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the period January 1, 2014 through May 31, 2014. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.
Effective May 15, 2014, the Company became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) as long as it remains subject to such Exchange Act requirements. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of its website at www.caretrustreit.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
Assets:
Real estate investments, net	$651,554	$436,215
Other real estate investments	8,229	7,532
Cash and cash equivalents	12,098	25,320
Accounts receivable (related party receivables of $0 at September 30, 2015 and $2,275 at December 31, 2014)	2,961	2,291
Prepaid expenses and other assets	337	809
Deferred financing costs, net	9,793	10,405
Total assets	$684,972	$482,572
Liabilities and Equity:
Senior unsecured notes payable	$260,000	$260,000
Unsecured revolving credit facility	45,000	—
Mortgage notes payable	95,696	98,205
Accounts payable and accrued liabilities	12,010	6,959
Dividends payable	7,704	3,946
Total liabilities	420,410	369,110
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 47,650,952 and 31,251,157 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	477	313
Additional paid-in capital	409,790	246,041
Cumulative distributions in excess of earnings	(145,705)	(132,892)
Total equity	264,562	113,462
Total liabilities and equity	$684,972	$482,572
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income (related party rental income of $0 and $14,000 for the three months ended September 30, 2015 and 2014, respectively and $16,308 and $18,667 for the nine months ended September 30, 2015 and 2014, respectively – Note 6)	$15,778	$14,000	$45,869	$37,228
Tenant reimbursements (related party tenant reimbursements of $0 and $1,228 for the three months ended September 30, 2015 and 2014, respectively and $1,406 and $1,624 for the nine months ended September 30, 2015 and 2014, respectively – Note 6)	1,320	1,228	3,866	3,726
Independent living facilities	626	646	1,868	1,856
Interest and other income	261	10	716	10
Total revenues	17,985	15,884	52,319	42,820
Expenses:
Depreciation and amortization	5,815	5,362	17,093	17,631
Interest expense	7,221	5,943	19,111	15,722
Loss on extinguishment of debt	—	—	—	4,067
Property taxes	1,320	1,228	3,866	3,726
Independent living facilities	610	586	1,778	1,684
General and administrative	2,292	798	5,440	8,710
Total expenses	17,258	13,917	47,288	51,540
Income (loss) before provision for income taxes	727	1,967	5,031	(8,720)
Provision for income taxes	—	—	—	53
Net income (loss)	$727	$1,967	$5,031	$(8,773)
Earnings (loss) per common share:
Basic	$0.02	$0.09	$0.14	$(0.39)
Diluted	$0.02	$0.09	$0.14	$(0.39)
Weighted-average number of common shares:
Basic	39,125	22,255	33,916	22,238
Diluted	39,125	22,436	33,916	22,238
Dividends declared per common share	$0.16	$—	$0.48	$—
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$727	$1,967	$5,031	$(8,773)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	—	167
Reclassification adjustment on interest rate swap	—	—	—	1,661
Comprehensive income (loss)	$727	$1,967	$5,031	$(6,945)
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2013	1,000	$—	$—	$—	$164,517	$(1,828)	$162,689
Net capital contribution from Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid-in capital in conjunction with the Spin-Off (Note 1)	22,227,358	222	146,980	—	(147,202)	—	—
Vesting of restricted common stock	48,550	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	154	—	—	—	154
Special dividend at $5.88 per share	8,974,249	90	98,908	(131,999)	—	—	(33,001)
Common dividend at $0.125 per share	—	—	—	(3,946)	—	—	(3,946)
Net income (loss)	—	—	—	3,053	(11,196)	—	(8,143)
Balance at December 31, 2014	31,251,157	313	246,041	(132,892)	—	—	113,462
Issuance of common stock, net	16,330,000	163	162,800	—	—	—	162,963
Vesting of restricted common stock, net of shares withheld for employee taxes	69,795	1	(146)	—	—	—	(145)
Amortization of stock-based compensation	—	—	1,095	—	—	—	1,095
Common dividends ($0.48 per share)	—	—	—	(17,844)	—	—	(17,844)
Net income	—	—	—	5,031	—	—	5,031
Balance at September 30, 2015	47,650,952	$477	$409,790	$(145,705)	$—	$—	$264,562
See accompanying notes to condensed consolidated and combined financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$5,031	$(8,773)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,093	17,631
Amortization of deferred financing costs and debt discount	1,649	1,050
Write-off of deferred financing costs	1,208	—
Amortization of stock-based compensation	1,095	—
Noncash interest income adjustments	(697)	—
Loss on extinguishment of debt	—	1,998
Loss on settlement of interest rate swap	—	1,661
Change in operating assets and liabilities:
Accounts receivable	(2,945)	(10)
Accounts receivable due from related party	2,275	(2,876)
Prepaid expenses and other assets	(90)	387
Interest rate swap	—	(1,661)
Accounts payable and accrued liabilities	4,416	7,944
Net cash provided by operating activities	29,035	17,351
Cash flows from investing activities:
Acquisition of real estate	(231,501)	—
Improvements to real estate	(143)	(254)
Purchases of equipment, furniture and fixtures	(256)	(19,079)
Net proceeds from the sale of vacant land	30	—
Net cash used in investing activities	(231,870)	(19,333)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	163,466	—
Proceeds from the issuance of senior unsecured notes payable	—	260,000
Borrowings under unsecured credit facility	45,000	—
Borrowings under senior secured revolving credit facility	35,000	10,000
Proceeds from the issuance of mortgage notes payable	—	50,676
Repayments of borrowings under senior secured revolving credit facility	(35,000)	(88,701)
Payments on the mortgage notes payable	(2,509)	(67,493)
Payments on senior secured term loan	—	(65,624)
Payments of deferred financing costs	(2,113)	(13,282)
Net-settle adjustment on restricted stock	(145)	—
Dividends paid on common stock	(14,086)	—
Net contribution from Ensign (Note 6)	—	4,356
Net cash provided by financing activities	189,613	89,932
Net (decrease) increase in cash and cash equivalents	(13,222)	87,950
Cash and cash equivalents beginning of period	25,320	895
Cash and cash equivalents end of period	$12,098	$88,845
Supplemental disclosures of cash flow information:
Interest paid	$12,338	$8,004
Income taxes paid	$—	$104
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$3,758	$—
Increase in offering costs payable	$503	$—
Application of escrow deposit to acquisition of real estate	$500	$—
Operating assets and liabilities that were not transferred to CareTrust	$—	$1,042
Equipment, furniture and fixtures that were not transferred to CareTrust	$—	$(11,684)
Net capital distribution to Ensign	$—	$10,475
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
Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2015, the Company owned and leased to independent operators, including Ensign, 105 skilled nursing, assisted living and independent living facilities which had a total of 10,886 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Iowa, Minnesota, Nebraska, Nevada, Texas, Utah, Virginia and Washington. The Company also owns and operates three independent living facilities which had a total of 264 units located in Texas and Utah. As of September 30, 2015, the Company also had one other real estate investment, consisting of an $8.2 million preferred equity investment.

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
Management believes that the assumptions and estimates used in preparation of the underlying condensed consolidated and combined financial statements are reasonable. However, the condensed consolidated and combined financial statements for the period January 1, 2014 through May 31, 2014 do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the period presented. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position or cash flows.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in our condensed consolidated and combined statements of operations. Accumulated amortization of deferred financing costs was $2.8 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in our condensed consolidated and combined statements of operations.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the three and nine months ended September 30, 2015 and 2014, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of September 30, 2015 or December 31, 2014.
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
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2014. The Company believes it has been organized and has operated, and the Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

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
Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the senior credit facility in place prior to the Spin-Off. As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the condensed consolidated and combined statements of operations during the three month period ended June 30, 2014. There was no outstanding interest rate swap contract as of September 30, 2015.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively.
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
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the three and nine months ended September 30, 2014 were retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.
Recently Issued Accounting Standards Update— In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of its new revenue recognition standard by one year. The standard will be effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently assessing the impact of adopting ASU No. 2014-09 but does not believe it will have a material effect on income from operations or the Company’s financial position.

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
In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU No. 2015-15”). ASU No. 2015-15 was issued by the FASB in response to questions that arose after the issuance of ASU No. 2015-03, to incorporate an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. ASU No. 2015-15 was effective upon announcement.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). ASU No. 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize our investment in owned properties at September 30, 2015, and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Land	$80,882	$75,072
Buildings and improvements	465,561	417,414
Integral equipment, furniture and fixtures	50,048	47,134
Escrowed cash for October 1, 2015 acquisition (Note 14)	175,561	—
Real estate investments	772,052	539,620
Accumulated depreciation	(120,498)	(103,405)
Real estate investments, net	$651,554	$436,215
As of September 30, 2015, all but 14 of the Company’s facilities were leased to subsidiaries of Ensign under the Ensign Master Leases which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. The annual revenues from the Ensign Master Leases are $56.0 million during each of the first two years of the Ensign Master Leases. Commencing on June 1, 2016, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
Escrowed cash represents cash in escrow for an asset acquisition that was effective on October 1, 2015 and includes $0.5 million of capitalized acquisition costs. See further discussion in Note 14, Subsequent Events.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2015, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
Remaining 2015	$15,854
2016	63,416
2017	63,416
2018	63,416
2019	63,416
Thereafter	651,062
$920,580

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:
Bethany Rehabilitation Center
In January 2015, the Company acquired the Bethany Rehabilitation Center, a skilled nursing facility located in Lakewood, Colorado, for $18.1 million, which includes capitalized acquisition costs of $0.1 million.
In connection with the acquisition, the Company entered into a triple-net master lease with Eduro Healthcare LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.7 million.

Mira Vista Care Center
In April 2015, the Company acquired the Mira Vista Care Center, a skilled nursing facility located in Mount Vernon, Washington, for $9.3 million, which includes capitalized acquisition costs of $0.2 million.
In connection with the acquisition, the Company entered into a triple-net master lease with Five Oaks Healthcare, LLC (the "Five Oaks Master Lease"). The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.9 million.
Shoreline Health & Rehabilitation Center

In June 2015, the Company acquired the Shoreline Health & Rehabilitation Center, a skilled nursing facility located in Shoreline, Washington, for $6.8 million, which includes capitalized acquisition costs of $0.2 million.
In connection with the acquisition, the Company amended the Five Oaks Master Lease to include the Shoreline Health & Rehabilitation Center and anticipates additional annual lease revenues of $0.7 million as a result of the amendment.
Bristol Court Assisted Living

In July 2015, the Company acquired Bristol Court Assisted Living, a memory care facility located in St. Petersburg, Florida, for $8.5 million, which includes capitalized acquisition costs of $72,000.
In connection with the acquisition, the Company entered into a triple-net master lease with Better Senior Living Consulting, LLC (the "BSLC Master Lease"). The BSLC Master Lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.7 million.
Shamrock Nursing and Rehabilitation Center

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

In July 2015, the Company acquired the Shamrock Nursing and Rehabilitation Center, a skilled nursing facility located in Dublin, Georgia, for $8.3 million, which includes capitalized acquisition costs of $49,000.
In connection with the acquisition, the Company entered into a triple-net master lease with Trillium Healthcare Group, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.8 million.
Asbury Place Assisted Living

In September 2015, the Company acquired Asbury Place Assisted Living, an assisted living and memory care facility located in Pensacola, Florida, for $5.4 million, which includes capitalized acquisition costs of $49,000.
In connection with the acquisition, the Company amended the BSLC Master Lease to include Asbury Place Assisted Living and anticipates additional annual lease revenues of $0.5 million as a result of the amendment.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yields 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado that will be constructed on a five-acre site. In connection with its investment, CareTrust obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project is expected to be completed in mid 2016.
During the three and nine months ended September 30, 2015, the Company recognized $0.2 million and $0.7 million of interest income and this unpaid amount was added to the outstanding carrying value of the investment.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

	September 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	$7,500	$8,229	$8,229	$7,500	$7,532	$7,532
Financial liabilities:
Senior unsecured notes payable	$260,000	$260,000	$266,500	$260,000	$260,000	$265,200
Mortgage notes payable	$95,696	$95,696	$98,128	$98,205	$98,205	$101,822
Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
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
Unsecured revolving credit facility: The fair value approximates its carrying value as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements.
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

6. RELATED PARTY TRANSACTIONS
Allocation of corporate expenses—For the nine months ended September 30, 2014, the condensed consolidated and combined statements of operations of the Company include Ensign revenues and expenses that are specifically identifiable or otherwise attributable to the Company. The specific identification methodology was utilized for all of the items on the condensed statements of operations excluding general corporate expenses. For the periods prior to the Spin-Off, Ensign Properties’ operations were fully integrated with Ensign, including executive management, finance, treasury, corporate income tax, human resources, legal services and other shared services. These costs were allocated to the Company on a systematic basis utilizing a direct usage basis when identifiable, with the remainder allocated on time study, or percentage of the total revenues. The primary allocation method was a time study based on time devoted to Ensign Properties’ activities.
Allocated expenses for these general and administrative services of $7.4 million for the nine months ended September 30, 2014 are reflected in general and administrative expense, in addition to direct expenses which are included in total expenses. There was no allocation for the three and nine months ended September 30, 2015 or the three months ended September 30, 2014. The Company’s financial statements may not be indicative of future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the nine months ended September 30, 2014.
Rental income from Ensign—The Company derives a majority of its rental income through operating lease agreements with Ensign. Ensign is a holding company with no direct operating assets, employees or revenue. All of Ensign’s operations are conducted by separate independent subsidiaries, each of which has its own management, employees and assets. See Note 12, Concentration of Risk, for a discussion of major operator concentration.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen's tenure on our board are considered related party in nature. For the three and nine months ended September 30, 2015, the Company recognized $0 million and $16.3 million in rental income, respectively, from Ensign while Mr. Christensen sat on the Board of the Company as well as $0 million and $1.4 million of tenant reimbursements, respectively. For the three and nine months ended September 30, 2014, the Company recognized $14.0 million and $18.7 million in rental income, respectively, as well as $1.2 million and $1.6 million of tenant reimbursements, respectively, while Mr. Christensen sat on the Board of the Company. As of December 31, 2014, the Company also had accounts receivable totaling $2.3 million due from Ensign for tenant reimbursements. After April 15, 2015, the effective date of Mr. Christensen's resignation from our board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.
Centralized cash management system—Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the condensed consolidated and combined statements of cash flows. The “Net contribution from Ensign” was $4.4 million for the nine months ended September 30, 2014.

7. DEBT
The Company had debt outstanding of $400.7 million as of September 30, 2015, and $358.2 million as of December 31, 2014.
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
As of September 30, 2015, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for an unsecured asset-based revolving credit facility (the “Credit Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. A portion of the proceeds of the Credit Facility were used to payoff and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto (the “Refinancing”). As of September 30, 2015, there was $45.0 million outstanding under the Credit Facility.
The Credit Facility has a maturity date of August 5, 2019, and includes two, six-month extension options.
The Credit Agreement also provides that, subject to customary conditions, including obtaining lender commitments and pro forma compliance with financial maintenance covenants under the Credit Agreement, the Operating Partnership may seek to increase the aggregate principal amount of the revolving commitments and/or establish one or more new tranches of incremental revolving or term loans under the Credit Facility in an aggregate amount not to exceed $200.0 million. The Company does not currently have any commitments for such increased loans.
The interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Credit Facility of 0.15% or 0.25% per annum, based upon usage of the Credit Facility (unless the Company obtains certain specified investment grade ratings on its senior long term unsecured debt and elects to decrease the applicable margin as described above, in which case the Company will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior long term unsecured debt).
The Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Credit Agreement (other than the Operating Partnership). The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.

Senior Secured Revolving Credit Facility
On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Secured Credit Agreement”), which governed our senior secured revolving credit facility (the “Secured Credit Facility”), with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Secured Credit Agreement provided for a borrowing capacity of $150.0 million and included an accordion feature that allowed the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Secured Credit Facility was secured by mortgages on certain

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Secured Credit Agreement was based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Secured Credit Agreement. The Secured Credit Facility was also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Secured Credit Agreement. The Secured Credit Agreement was paid off and terminated as a part of the Refinancing.
GECC Loan
Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $95.7 million as of September 30, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $46.5 million as of September 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $49.2 million as of September 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.
The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants. As of September 30, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.

Promissory Notes with Johnson Land Enterprises, LLC
On October 1, 2009, Ensign entered into four separate promissory notes with Johnson Land Enterprises, LLC, for an aggregate of $10.0 million. On May 30, 2014, in connection with the Spin-Off, three of the promissory notes were paid in full and the remaining promissory note was assumed by the Company. This promissory note was paid off in July 2015.
Interest Expense
During the three and nine months ended September 30, 2015, the Company incurred $7.2 million and $19.1 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2015 was $0.5 million and $1.6 million of amortization of deferred financing costs, respectively, and a $1.2 million write-off of deferred financing fees associated with the Refinancing. During the three and nine months ended September 30, 2014, the Company incurred $5.9 million and $15.7 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2014 was $0.5 million and $1.0 million of amortization of deferred financing costs, respectively, and $0 and $51,000 of amortization of debt discount, respectively, and a $1.7 million loss on settlement of interest rate swap for both periods. As of September 30, 2015 and December 31, 2014, the Company’s interest payable was $5.7 million and $1.7 million, respectively.

8. EQUITY
Common Stock
Offering of Common Stock - On August 18, 2015, the Company completed an underwritten public offering of 16.33 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before expenses, of $163.7 million from the offering, after giving effect to the issuance and sale of all 16.33 million shares of common stock (which included 2.13 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $10.50 per share.

Dividends on Common Stock — During the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on April 15, 2015 to stockholders of record as of March 31, 2015. During the second quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on July 15, 2015 to stockholders of record as of June 30, 2015. During the third quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on October 15, 2015 to stockholders of record as of September 30, 2015.

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
Restricted Stock Awards — In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the nine months ended September 30, 2015, 56,410 shares vested or were forfeited. At September 30, 2015, there were 102,620 unvested restricted stock awards outstanding.
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
In June 2015, in separate grants, the Compensation Committee of the Company’s Board of Directors granted 15,680 shares and 13,240 shares of restricted stock to members of the Board of Directors, with each share having a fair market value on the date of grant of $12.76 and $12.67 per share, respectively, based on the market price of the Company’s common stock on those dates. The shares vest over one year. Also in June 2015, the Compensation Committee granted 235,880 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $12.76 per share, based on the market price of the Company’s common stock on that date, and the shares vest ratably over four years beginning on June 30, 2016. In September 2015, the Compensation Committee granted 7,500 shares of stock to an employee. Each share had a fair market value on the date of grant of $10.87 per share, based on the market price of the Company’s common stock on that date, and the shares vest ratably over four years beginning on June 30, 2016.
During the nine months ended September 30, 2015, 32,643 shares vested and none were forfeited. The Company recognized $0.4 million and $1.1 million of compensation expense associated with all grants for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, there was $4.2 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 3.5 years.

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2015 and 2014, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$727	$1,967	$5,031	$(8,773)
Less: Net income allocated to participating securities	(80)	—	(209)	—
Numerator for basic and diluted earnings (loss) available to common stockholders	$647	$1,967	$4,822	$(8,773)
Denominator:
Weighted-average basic common shares outstanding	39,125	22,255	33,916	22,238
Weighted-average diluted common shares outstanding	39,125	22,436	33,916	22,238

Earnings (loss) per common share, basic	$0.02	$0.09	$0.14	$(0.39)
Earnings (loss) per common share, diluted	$0.02	$0.09	$0.14	$(0.39)
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings (loss) per share for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014, as their inclusion would have been anti-dilutive.

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

12. CONCENTRATION OF RISK
Major operator concentration – The Company has one major tenant, Ensign, from which the Company derived the majority of its overall revenue during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, Ensign leased 94 skilled nursing, assisted living and independent living facilities which had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2015
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$257,065	$352,816	$41,673	$—	$651,554
Other real estate investments	—	—	8,229	—	—	8,229
Cash and cash equivalents	—	12,098	—	—	—	12,098
Accounts receivable	—	217	2,533	211	—	2,961
Prepaid expenses and other assets	—	331	6	—	—	337
Deferred financing costs, net	—	9,384	—	409	—	9,793
Investment in subsidiaries	272,545	357,660	—	—	(630,205)	—
Intercompany	—	—	47,722	3,464	(51,186)	—
Total assets	$272,545	$636,755	$411,306	$45,757	$(681,391)	$684,972
Liabilities and Equity:
Senior unsecured notes payable	$—	$260,000	$—	$—	$—	$260,000
Mortgage notes payable	—	—	—	95,696	—	95,696
Unsecured revolving credit facility	—	45,000	—	—	—	45,000
Accounts payable and accrued liabilities	279	8,024	3,057	650	—	12,010
Dividends payable	7,704	—	—	—	—	7,704
Intercompany	—	51,186	—	—	(51,186)	—
Total liabilities	7,983	364,210	3,057	96,346	(51,186)	420,410
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 47,650,952 shares issued and outstanding as of September 30, 2015	477	—	—	—	—	477
Additional paid-in capital	409,790	274,913	374,660	(52,899)	(596,674)	409,790
Cumulative distributions in excess of earnings	(145,705)	(2,368)	33,589	2,310	(33,531)	(145,705)
Total equity	264,562	272,545	408,249	(50,589)	(630,205)	264,562
Total liabilities and equity	$272,545	$636,755	$411,306	$45,757	$(681,391)	$684,972

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$1,778	$11,275	$2,725	$—	$15,778
Tenant reimbursements	—	91	1,112	117	—	1,320
Independent living facilities	—	—	626	—	—	626
Interest and other income	—	19	242	—	—	261
Total revenues	—	1,888	13,255	2,842	—	17,985
Expenses:
Depreciation and amortization	—	600	4,483	732	—	5,815
Interest expense	—	5,807	2	1,412	—	7,221
Property taxes	—	91	1,112	117	—	1,320
Independent living facilities	—	—	610	—	—	610
General and administrative	435	1,855	2	—	—	2,292
Total expenses	435	8,353	6,209	2,261	—	17,258
Income in Subsidiary	1,162	7,627	—	—	(8,789)	—
Net income	$727	$1,162	$7,046	$581	$(8,789)	$727

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$11,275	$2,725	$—	$14,000
Tenant reimbursements	—	—	1,110	118	—	1,228
Independent living facilities	—	—	646	—	—	646
Interest and other income	—	10	—	—	—	10
Total revenues	—	10	13,031	2,843	—	15,884
Expenses:
Depreciation and amortization	—	—	4,592	770	—	5,362
Interest expense	—	4,482	12	1,449	—	5,943
Property taxes	—	—	1,110	118	—	1,228
Independent living facilities	—	—	586	—	—	586
General and administrative	—	798	—	—	—	798
Total expenses	—	5,280	6,300	2,337	—	13,917
Income in Subsidiary	1,967	7,237	—	—	(9,204)	—
Loss before provision for income taxes	1,967	1,967	6,731	506	(9,204)	1,967
Provision for income taxes	—	—	—	—	—	—
Net income	$1,967	$1,967	$6,731	$506	$(9,204)	$1,967

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$3,869	$33,825	$8,175	$—	$45,869
Tenant reimbursements	—	220	3,297	349	—	3,866
Independent living facilities	—	—	1,868	—	—	1,868
Interest and other income	—	19	697	—	—	716
Total revenues	—	4,108	39,687	8,524	—	52,319
Expenses:
Depreciation and amortization	—	1,308	13,546	2,239	—	17,093
Interest expense	—	14,872	18	4,221	—	19,111
Property taxes	—	220	3,297	349	—	3,866
Independent living facilities	—	—	1,778	—	—	1,778
General and administrative	744	4,572	97	27	—	5,440
Total expenses	744	20,972	18,736	6,836	—	47,288
Income in Subsidiary	5,775	22,639	—	—	(28,414)	—
Net income	$5,031	$5,775	$20,951	$1,688	$(28,414)	$5,031

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$—	$31,062	$6,166	$—	$37,228
Tenant reimbursements	—	—	3,355	371	—	3,726
Independent living facilities	—	—	1,856	—	—	1,856
Interest and other income	—	10	—	—	—	10
Total revenues	—	10	36,273	6,537	—	42,820
Expenses:
Depreciation and amortization	—	—	15,008	2,623	—	17,631
Interest expense	—	5,974	6,295	3,453	—	15,722
Loss on extinguishment of debt	—	—	4,067	—	—	4,067
Property taxes	—	—	3,355	371	—	3,726
Independent living facilities	—	—	1,684	—	—	1,684
General and administrative	—	8,710	—	—	—	8,710
Total expenses	—	14,684	30,409	6,447	—	51,540
(Loss) income in Subsidiary	(8,773)	5,901	—	—	2,872	—
(Loss) income before provision for income taxes	(8,773)	(8,773)	5,864	90	2,872	(8,720)
Provision for income taxes	—	—	53	—	—	53
Net (loss) income	(8,773)	(8,773)	5,811	90	2,872	(8,773)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	167	—	—	167
Reclassification adjustment on interest rate swap	—	—	1,661	—	—	1,661
Comprehensive (loss) income	$(8,773)	$(8,773)	$7,639	$90	$2,872	$(6,945)

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(239)	$(7,997)	$33,181	$4,090	$—	$29,035
Cash flows from investing activities:
Acquisition of real estate	—	(231,501)	—	—	—	(231,501)
Improvements to real estate	—	(20)	(123)	—	—	(143)
Purchases of equipment, furniture, and fixtures	—	(186)	(70)	—	—	(256)
Net proceeds from sale of vacant land	—	—	30	—	—	30
Distribution from subsidiary	14,086	—	—	—	(14,086)	—
Intercompany financing	(163,082)	34,599	—	—	128,483	—
Net cash used in investing activities	(148,996)	(197,108)	(163)	—	114,397	(231,870)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	163,466	—	—	—	—	163,466
Borrowings under unsecured revolving credit facility	—	45,000	—	—	—	45,000
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Repayments of borrowings under senior secured revolving credit facility	—	(35,000)	—	—	—	(35,000)
Payments on the mortgage notes payable	—	—	(558)	(1,951)	—	(2,509)
Net-settle adjustment on restricted stock	(145)					(145)
Payments of deferred financing costs	—	(2,113)	—	—	—	(2,113)
Dividends paid on common stock	(14,086)	—	—	—	—	(14,086)
Distribution to Parent	—	(14,086)	—	—	14,086	—
Intercompany financing	—	163,082	(32,460)	(2,139)	(128,483)	—
Net cash provided by (used in) financing activities	149,235	191,883	(33,018)	(4,090)	(114,397)	189,613
Net decrease in cash and cash equivalents	—	(13,222)	—	—	—	(13,222)
Cash and cash equivalents beginning of period	—	25,320	—	—	—	25,320
Cash and cash equivalents end of period of period	$—	$12,098	$—	$—	$—	$12,098

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(12,245)	$26,839	$2,757	$—	$17,351
Cash flows from investing activities:
Improvements to real estate	—	—	(254)	—	—	(254)
Purchases of equipment, furniture, and fixtures	—	—	(14,718)	(4,361)	—	(19,079)
Intercompany financing	—	(146,138)	—	—	146,138	—
Net cash used in investing activities	—	(146,138)	(14,972)	(4,361)	146,138	(19,333)
Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	—	260,000	—	—	—	260,000
Borrowings under the senior secured revolving credit facility	—	—	10,000	—	—	10,000
Proceeds from the issuance of mortgage notes payable	—	—	—	50,676	—	50,676
Repayments of borrowings under the senior secured revolving credit facility	—	—	(88,701)	—	—	(88,701)
Payments on the mortgage notes payable	—	—	(66,880)	(613)	—	(67,493)
Payments on senior secured term loan	—	—	(65,624)	—	—	(65,624)
Payments of deferred financing costs	—	(12,772)	—	(510)	—	(13,282)
Net contribution from Ensign	—	—	52,385	(48,029)	—	4,356
Intercompany financing	—	—	146,058	80	(146,138)	—
Net cash provided by (used in) financing activities	—	247,228	(12,762)	1,604	(146,138)	89,932
Net increase (decrease) in cash and cash equivalents	—	88,845	(895)	—	—	87,950
Cash and cash equivalents beginning of period	—	—	895	—	—	895
Cash and cash equivalents end of period	$—	$88,845	$—	$—	$—	$88,845

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated and combined financial statements are issued.
On October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for approximately $177.0 million inclusive of estimated transaction costs that will be accounted for as an asset acquisition. The acquisition was primarily funded with the net proceeds from the Company's common stock offering of $163.0 million, with the remainder funded from a draw on the unsecured revolving credit facility. Prior to the acquisition, the Liberty Healthcare Portfolio was owner-occupied and unaffiliated with the Company or the current tenant. In connection with the acquisition, the Company entered into a triple-net master lease with Pristine Senior Living, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $17.0 million.

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
Overview
CareTrust REIT, Inc. (“CareTrust” or the “Company”) was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of September 30, 2015, we owned and leased to independent operators, including Ensign, 105 skilled nursing, assisted living and independent living facilities which had a total of 10,886 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Iowa, Minnesota, Nebraska, Nevada, Texas, Utah, Virginia and Washington. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of September 30, 2015, we also had one other real estate investment, consisting of an $8.2 million preferred equity investment. On October 1, 2015, we completed the Liberty Acquisition, described below under “Recent Transactions”.
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
We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Recent Transactions

Offering of Common Stock

On August 18, 2015, we completed an underwritten public offering of 16.33 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before expenses, of $163.7 million from the offering, after giving effect to the issuance and sale of all 16.33 million shares of common stock (which included 2.13 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $10.50 per share.

Unsecured Revolving Credit Facility

See “- Liquidity and Capital Resources” below for a description of the Company’s unsecured credit facility, which the
Company entered into in August 2015.

Liberty Acquisition

On October 1, 2015, the Operating Partnership completed the acquisition, from affiliates of Liberty Nursing Center (“Liberty”), of a 14 facility skilled nursing and assisted living portfolio, for approximately $173 million, exclusive of estimated transaction costs of approximately $3.5 million (the “Liberty Acquisition”). The Liberty facilities are located throughout Ohio and collectively include 1,102 skilled nursing facility (“SNF”) beds, 100 assisted living facility (“ALF”) units and 56 independent living facility (“ILF”) units available for occupancy.

In connection with the Liberty Acquisition, the Operating Partnership entered into a triple-net basis, long-term lease (the “Liberty Master Lease”), dated July 30, 2015, with affiliates of Pristine Senior Living, LLC (“Pristine”). The Liberty Master Lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Liberty Master Lease also includes a right of first refusal in favor of the Operating Partnership with respect to any transaction between the tenant and a party other than the Operating Partnership or its affiliates for the tenant to operate, own, develop, finance, lease, manage, invest in, participate in or otherwise receive revenues from a SNF, ALF, ILF, memory care facility or other healthcare facility (subject to certain exceptions), until the earlier of seven years after the commencement date under the Liberty Master Lease or the date on which the tenants have leased at least five healthcare facilities from the Operating Partnership. The tenants’ obligations under the Liberty Master Lease are guaranteed by Pristine and two of its principals pursuant to a Guaranty of Liberty Master Lease.
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

Commencing June 1, 2016, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent. Rental revenues for 2015 are anticipated to be approximately $66.0 million based on the Ensign Master Leases, other investments closed after October 1, 2014, and $4.3 million related to the Liberty acquisition.
General and Administrative Expenses
General and administrative costs consist of items such as compensation costs (including stock-based compensation expense), professional services, office costs and other costs associated with administrative activities. General and administrative expenses are anticipated to be approximately $7.6 million to $8.4 million in 2015, consisting of cash compensation, incentive-based cash compensation, professional services, administration and other costs. These amounts were determined based on the experience of management, our expected results for 2015 and discussions with outside service providers, consultants and advisors. The amount of non-cash stock compensation expense to be incurred by us in 2015 relating to stock grants made in 2014 and 2015 is expected to be approximately $1.6 million.
Depreciation and Amortization Expense
We incur depreciation and amortization expense for the property and equipment transferred to us from Ensign and for the real estate investments that closed after the Spin-Off. We expect such expense to be approximately $24.0 million in 2015. This amount was determined based on annualizing the depreciation and amortization expense for the nine months ended September 30, 2015 and adjusting for the real estate investments that have closed during 2015.
Revenues and Operating Expenses of Our Independent Living Operations
We own and operate three independent living facilities (“ILFs”). We anticipate these three ILFs will generate annual revenues of approximately $2.5 million and incur annual operating expenses of approximately $2.4 million in 2015. These amounts were determined based on annualizing the revenues and operating expenses of these facilities for the nine months ended September 30, 2015.

Interest Expense
We incur interest expense from our borrowing obligations. Our debt outstanding as of September 30, 2015 was approximately $400.7 million, and we expect our annual interest costs to be approximately $25.4 million for 2015 which includes amortization of deferred financing costs, a commitment fee on the unused portion of our unsecured revolving credit facility and a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility. Our weighted average interest rate is approximately 5.4%. See “— Liquidity and Capital Resources” below for more information.
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
Operating Results
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2015	2014
	(dollars in thousands)
Revenues:
Rental income	$15,778	$14,000	$1,778	13%
Tenant reimbursements	1,320	1,228	92	7%
Independent living facilities	626	646	(20)	(3)%
Interest and other income	261	10	251	*
Expenses:
Depreciation and amortization	5,815	5,362	453	8%
Interest expense	7,221	5,943	1,278	22%
Property taxes	1,320	1,228	92	7%
Independent living facilities	610	586	24	4%
General and administrative	2,292	798	1,494	187%

*	not meaningful
Rental income. Rental income was $15.8 million for the three months ended September 30, 2015 compared to $14.0 million for the three months ended September 30, 2014. The $1.8 million increase in rental income is due to new investments made after October 1, 2014.
Interest and other income. Interest and other income increased $0.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the preferred equity investment made in December 2014.
Depreciation and amortization. Depreciation and amortization expense increased $0.4 million or 8% for the three months ended September 30, 2015 to $5.8 million compared to $5.4 million for the three months ended September 30, 2014. The $0.4 million increase in depreciation and amortization was due to new investments made after October 1, 2014.
Interest expense. Interest expense increased $1.3 million or 22% for the three months ended September 30, 2015 to $7.2 million compared to $5.9 million for the three months ended September 30, 2014. The increase was due primarily to a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility.
General and administrative expense. General and administrative expense increased $1.5 million for the three months ended September 30, 2015 to $2.3 million compared to $0.8 million for the three months ended September 30, 2014. The $1.5 million increase is primarily related to higher wages and amortization of stock-based compensation.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2015	2014
	(dollars in thousands)
Revenues:
Rental income	$45,869	$37,228	$8,641	23%
Tenant reimbursements	3,866	3,726	140	4%
Independent living facilities	1,868	1,856	12	1%
Interest and other income	716	10	706	*
Expenses:
Depreciation and amortization	17,093	17,631	(538)	(3)%
Interest expense	19,111	15,722	3,389	22%
Loss on extinguishment of debt	—	4,067	(4,067)	*
Property taxes	3,866	3,726	140	4%
Independent living facilities	1,778	1,684	94	6%
General and administrative	5,440	8,710	(3,270)	(38)%
Provision for income taxes	—	53	(53)	*

*	not meaningful
Rental income. Rental income was $45.9 million for the nine months ended September 30, 2015 compared to $37.2 million for the nine months ended September 30, 2014. The $8.6 million increase in rental income is due to $4.8 million in incremental new rent in place after the Spin-Off related to the Ensign Master Leases and $3.8 million in rent due to new investments made after October 1, 2014.
Interest and other income. Interest and other income increased $0.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the preferred equity investment made in December 2014.
Depreciation and amortization. Depreciation and amortization expense decreased $0.5 million or 3% for the nine months ended September 30, 2015 to $17.1 million compared to $17.6 million for the nine months ended September 30, 2014. The $0.5 million decrease in depreciation and amortization was primarily due to certain assets which were not transferred to the Company in connection with the Spin-Off, offset by new investments made after October 1, 2014.
Interest expense. Interest expense increased $3.4 million or 22% for the nine months ended September 30, 2015 to $19.1 million compared to $15.7 million for the nine months ended September 30, 2014. The increase was due to higher net borrowings after the Spin-Off as compared to the prior year nine month period and a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility offset by a $1.7 million loss on the settlement of an interest rate swap in 2014.
General and administrative expense. General and administrative expense decreased $3.3 million for the nine months ended September 30, 2015 to $5.4 million compared to $8.7 million for the nine months ended September 30, 2014. The $3.3 million decrease is primarily related to decreases in legal and other costs related to the Spin-Off, offset by higher wages and amortization of stock-based compensation.

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
Cash Flows
The following table presents selected data from our condensed consolidated and combined statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$29,035	$17,351
Net cash used in investing activities	(231,870)	(19,333)
Net cash provided by financing activities	189,613	89,932
Net (decrease) increase in cash and cash equivalents	(13,222)	87,950
Cash and cash equivalents at beginning of period	25,320	895
Cash and cash equivalents at end of period	$12,098	$88,845
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net cash provided by operating activities for the nine months ended September 30, 2015 was $29.0 million compared to $17.4 million for the nine months ended September 30, 2014, an increase of $11.6 million. The increase was primarily due to an increase in net income of $13.8 million offset by a $2.0 million change in non-cash income and expenses and a $0.1 million change in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2015 was $231.9 million compared to $19.3 million for the nine months ended September 30, 2014, an increase of $212.5 million. The increase was primarily the result of a $231.5 million increase in acquisitions, offset by a net $18.8 million decrease in purchases of equipment, furniture and fixtures.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $189.6 million compared to $89.9 million for the nine months ended September 30, 2014, an increase of $99.7 million. This increase was due to net proceeds of $163.5 million from our offering of common stock, $184.3 million in lower payments on debt, $11.2 million in lower deferred financing fees offset by lower net borrowings in 2015 of $240.7 million, an increase in dividends paid of $14.1 million and no net contributions from Ensign in 2015.

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
As of September 30, 2015, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Revolving Credit Facility
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for an unsecured asset-based revolving credit facility (the “Credit Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Credit Facility were used to payoff and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto (the “Refinancing”). As of September 30, 2015, there was $45.0 million outstanding under the Credit Facility.
The Credit Facility has a maturity date of August 5, 2019, and includes two, six-month extension options.
The Credit Agreement provides that, subject to customary conditions, including obtaining lender commitments and pro forma compliance with financial maintenance covenants under the Credit Agreement, the Operating Partnership may seek to increase the aggregate principal amount of the revolving commitments and/or establish one or more new tranches of incremental revolving or term loans under the Credit Facility in an aggregate amount not to exceed $200.0 million. The Company does not currently have any commitments for such increased loans.
The interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Credit Facility of 0.15% or 0.25% per annum, based upon usage of the Credit Facility (unless the Company obtains certain specified investment grade ratings on its senior long term unsecured debt and elects to decrease the applicable margin as described above, in which case the Company will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior long term unsecured debt).
The Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Credit Agreement (other than the Operating Partnership). The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of September 30, 2015, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Senior Secured Revolving Credit Facility
On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Secured Credit Agreement”), which governs our senior secured revolving credit facility (the “Secured Credit Facility”), with several banks and other financial institutions and lenders (the “Lenders”) and Suntrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Secured Credit Agreement provided for a borrowing capacity of $150.0 million and included an accordion feature that allowed the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Secured Credit Facility was secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Secured Credit Agreement was based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Secured Credit Agreement. The Secured Credit Facility was also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Secured Credit Agreement. The Secured Credit Agreement was paid off and terminated as a part of the Refinancing.
GECC Loan
Ten of our properties are subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $95.7 million as of September 30, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $46.5 million as of September 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $49.2 million as of September 30, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.
The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants.
As of September 30, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments at September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior Unsecured Notes (1)	$351,650	$15,275	$30,550	$30,550	$275,275
Credit Facility (2)	51,582	1,721	3,432	46,429	—
Mortgage Notes Payable (3)	104,787	8,009	96,778	—	—
Operating lease	592	128	269	195	—
Total	$508,611	$25,133	$131,029	$77,174	$275,275

(1)	Amounts include interest payments of $91.7 million.

(2)	The credit facility includes payments related to the unused revolving credit facility fee due on the amount of unused borrowings.

(3)	Amounts include interest payments of $9.1 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness. Approximately $49.2 million of the GECC Loan bears interest at a floating rate equal to three-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining approximately $46.5 million of the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and thereafter at the floating rate described above.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. At September 30, 2015, we had $45.0 million of outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $0.7 million for the nine months ended September 30, 2015.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of September 30, 2015, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.2	Form of Note (included in Exhibit 4.1 above).

4.3	Specimen Stock Certificate of CareTrust REIT, Inc. (Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014, is incorporated herein by reference).

10.1
Credit and Guaranty Agreement, dated August 5, 2015, by and among CareTrust REIT, Inc., CareTrust GP, LLC, CTR Partnership, L.P., certain of its wholly owned subsidiaries, KeyBank National Association and the lenders party thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 6, 2015, is incorporated herein by reference).

10.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated May 13, 2015, by and among CTR Partnership, L.P. and the entities party thereto as sellers (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

10.3
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 30, 2015, by and among CTR Partnership, L.P. and the entities party thereto as sellers (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

10.4
Master Lease, dated as of July 30, 2015, by and among CTR Partnership, L.P. and the entities party thereto as tenants (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

10.5
Guaranty of Master Lease, dated as of July 30, 2015, by Pristine Senior Living, LLC, Christopher T. Cook, and Stephen Ryan in favor of CTR Partnership, L.P. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

10.6
Nomination Agreement, dated as of July 30, 2015, by and among CTR Partnership, L.P., Pristine Senior Living of Mansfield, LLC and Pristine Senior Living of Fremont, LLC (Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

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

CareTrust REIT, Inc.
November 5, 2015	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

November 5, 2015	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)