Form 10-K
period 2015-12-31
CareTrust REIT, Inc.
filed 2016-02-11
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $392.0 million.
As of February 10, 2016 there were 48,146,549 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2015, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
This report represents the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for CareTrust REIT, Inc. (“CareTrust” or the “Company”). Prior to June 1, 2014, CareTrust was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014.
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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expected to achieve from the completed Spin-Off; (ii) the ability and willingness of Ensign to meet and/or perform its obligations under the contractual arrangements that it entered into with us in connection with the Spin-Off, including the Ensign Master Leases (as defined below), and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to qualify or maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
Forward-looking statements speak only as of the date of this report. Except as required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
TENANT INFORMATION
This Annual Report on Form 10-K includes information regarding certain of our tenants that lease properties from us, some of which are not subject to SEC reporting requirements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to our tenants contained or referred to in this Annual Report on Form 10-K was provided to us by such tenants or, in the case of our largest tenant Ensign, derived from SEC filings made by Ensign or other publicly available information. We have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only. You are encouraged to review Ensign’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

PART I
All references in this report to “CareTrust,” the “Company,” “we,” “us” or “our” mean CareTrust REIT, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “CareTrust REIT, Inc.” mean the parent company without its subsidiaries.

ITEM 1.	Business
Our Company
CareTrust REIT, Inc. (“CareTrust” or the “Company”) was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of December 31, 2015, CareTrust’s real estate portfolio consisted of 122 skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). Of these properties, 94 are leased to Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) that have cross default provisions and are all guaranteed by Ensign, 14 are leased to affiliates of Pristine Senior Living ("Pristine") under a long-term, triple-net master lease that is guaranteed by Pristine and two of its principals, and 11 properties are leased to seven other tenants on a triple-net basis. We also own and operate three ILFs. As of December 31, 2015, the 94 facilities leased to Ensign had a total of 10,121 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington; the 14 facilities leased to affiliates of Pristine had a total of 1,258 beds and units and are located in Ohio; and the 11 remaining leased properties had a total of 765 beds and units and are located in Colorado, Florida, Georgia, Idaho, Minnesota, Virginia and Washington. The three ILFs that we own and operate had a total of 264 units and are located in Texas and Utah. As of December 31, 2015, the Company had one other real estate investment, consisting of an $8.5 million preferred equity investment.
We acquired the 14 facilities leased to affiliates of Pristine in an acquisition completed on October 1, 2015. We acquired the facilities, which comprise a 14 facility skilled nursing and assisted living portfolio, from affiliates of Liberty Nursing Center ("Liberty"), for approximately $176.5 million (the "Liberty Acquisition"). Since the Spin-Off, we have also acquired an additional 11 properties, comprising seven assisted living facilities and four skilled nursing facilities, for approximately $82.6 million.
We are an independent publicly traded, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the ownership, acquisition and leasing of healthcare-related properties. We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes.
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
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

Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types:

•
Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2015, our portfolio included 100 SNFs, 13 of which include assisted or independent living operations.

•
Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2015, our portfolio included 18 ALFs, some of which also contain independent living units.

•
Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. As of December 31, 2015, our portfolio of four ILFs includes one that is operated by Ensign and three that are operated by us.
Our portfolio of SNFs, ALFs and ILFs is broadly diversified by geographic location throughout the United States, with concentrations in Texas and California. Our properties are grouped into four categories: (1) SNFs - these are properties that are comprised exclusively of SNFs; (2) Skilled Nursing Campuses - these are properties that include a combination of SNFs and ALFs or ILFs or both; (3) ALFs and ILFs - these are properties that include ALFs or ILFs, or a combination of the two; and (4) ILFs operated by CareTrust - these are ILFs operated by CareTrust, unlike the other properties, which are leased to third-party operators.
Significant Master Leases
We have leased 94 of our properties to subsidiaries of Ensign pursuant to the Ensign Master Leases, which consist of eight triple-net leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography. The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At the option of Ensign, each Ensign Master Lease may be extended for up to either two or three five year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the Ensign Master Lease. The rent is a fixed component that was initially set near the time of the Spin-Off. The annual revenues from the Ensign Master Leases are $56.0 million during each of the first two years of the Ensign Master Leases. For the 12 months ended December 31, 2015, the lease coverage ratio of the Ensign Master Leases was approximately 2.07x based on the ANOI from the leased properties. We define ANOI as earnings before interest, taxes, depreciation, amortization, and rent. A management fee equal to five percent of gross revenues is included as a reduction to ANOI. Commencing on June 1, 2016 and annually thereafter, the annual rents from the Ensign Master Leases will be escalated by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%, and (2) the prior year’s rent. The Ensign Master Leases are guaranteed by Ensign.
On February 5, 2016, we entered into an agreement with Ensign allowing them to voluntarily close and decertify from the Medicare program its operations at one of the 94 properties we lease to Ensign operating subsidiaries, a facility located in Texas, pursuant to one of our Ensign Master Leases (“Master Lease No. 2”). Under the agreement, Ensign will continue to pay 100% of the indivisible master rent due under Master Lease No. 2 throughout the term of that lease and any renewals, and will continue to maintain and pay all expenses related to the closed property on a triple-net basis as required by the lease for up to five years. We estimate that the planned closure will reduce our approximate lease coverage ratio for Master Lease No. 2 from 2.10x to 2.03x, and for the overall Ensign portfolio from 2.07x to 2.06x. We also believe that the fair value of the assets after closure will exceed our net book value therefor, and accordingly do not anticipate any impairment of value now or in the future. In addition, under the agreement we have the right to unilaterally extricate the property and the Texas licenses and Medicaid bed rights attached thereto from Master Lease No. 2 at our discretion, and to redeploy or dispose of such assets free and clear of the lease without any obligation to Ensign. We intend to use this right to monetize the recovered assets in due course. We believe that Ensign’s voluntary closure plan for this property was based on unique and isolated concerns about this particular property’s operations, and we have no reason to anticipate any similar plans or requests in the future with respect to other properties we lease to Ensign.
We have leased 14 of our properties to subsidiaries of Pristine pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five year renewal options and no purchase options. The annual revenues from the Pristine master lease are $17.0 million and will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine and two of its principals.
Because we lease most of our properties to Ensign and Pristine, these two tenants are the primary source of our revenues, and their financial condition and ability and willingness to (i) satisfy their obligations under their master leases and (ii) renew those leases upon expiration of the initial base terms thereof significantly impacts our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that these tenants have sufficient assets, income and access to financing to enable them to satisfy their obligations under the master leases, and any inability or unwillingness on their part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that these tenants will elect to renew their lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on Ensign, Pristine and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”

Properties by Type:
The following table displays the geographic distribution of our facilities by property type and the related number of beds and units available for occupancy by asset class, as of December 31, 2015. The number of beds or units that are operational may be less than the official licensed capacity.

	Total(1)		SNFs		Skilled Nursing Campuses				ALFs and ILFs(1)
State	Properties	Beds/Units	Facilities	Beds	Campuses	SNF Beds	ALF Beds	ILF Units	Facilities	Units
CA	18	1,991	14	1,465	2	158	121	24	2	223
TX	27	3,241	22	2,699	1	123	77	20	4	322
AZ	10	1,327	7	799	1	162	100	—	2	266
UT	12	1,305	9	907	1	235	37	—	2	126
CO	6	633	4	380	—	—	—	—	2	253
ID	9	567	5	408	1	45	24	—	3	90
WA	8	754	7	652	—	—	—	—	1	102
NV	3	304	1	92	—	—	—	—	2	212
NE	5	366	3	220	2	105	41	—	—	—
IA	5	356	3	185	2	109	62	—	—	—
MN	1	28	—	—	—	—	—	—	1	28
VA	1	39	—	—	—	—	—	—	1	39
GA	1	105	1	105	—	—	—	—	—	—
FL	2	134	—	—	—	—	—	—	2	134
OH	14	1,258	11	870	3	232	100	56	—	—
Total	122	12,408	87	8,782	13	1,169	562	100	22	1,795

(1)	ALFs and ILFs include ALFs or ILFs, or a combination of the two, operated by our tenants and three ILFs operated by us.
Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2015, 2014 and 2013. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

	Year Ended December 31,
Property Type	2015	2014	2013
Facilities Leased to Tenants:
SNFs	77%(1)	75%(1)	75%
Skilled Nursing Campuses	76%(1)	75%(1)	77%
ALFs and ILFs	85%(1)	85%(1)	83%
Facilities Operated by CareTrust:
ILFs	76%	82%	73%

(1)	Financial data were derived solely from information provided by our tenants without independent verification by us. The facility financial performance data is presented one quarter in arrears.

Property Type - Rental Income:
The following tables display the annual rental income and total beds/units for each property type leased to third-party tenants for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31, 2015
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$48,998	74%	8,782
Skilled Nursing Campuses	8,090	12%	1,831
ALFs and ILFs	8,891	14%	1,531
Total	$65,979	100%	12,144

	For the Year Ended December 31, 2014
Property Type	Rental Income (in thousands)(1)	Percent of Total	Total Beds/ Units
SNFs	$38,918	75%	7,438
Skilled Nursing Campuses	7,493	15%	1,443
ALFs and ILFs	4,956	10%	1,411
Total	$51,367	100%	10,292

(1)	Does not reflect the full amount of rental income from subsidiaries of Ensign that is payable pursuant to the Ensign Master Leases.
Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
State	Rental Income (in thousands)	Percent of Total	Rental Income (in thousands)(1)	Percent of Total
CA	$15,384	23%	$12,952	25%
TX	14,057	21%	13,099	25%
AZ	8,633	13%	7,510	15%
UT	5,738	9%	6,004	12%
CO	3,819	6%	1,944	4%
ID	3,827	6%	2,557	5%
WA	4,282	6%	2,958	6%
NV	983	2%	1,233	2%
NE	1,328	2%	1,460	3%
IA	1,605	2%	1,628	3%
MN	594	1%	22	—
VA	562	1%	—	—
GA	400	1%	—	—
FL	511	1%	—	—
OH	4,256	6%	—	—
Total	$65,979	100%	$51,367	100%

(1)	Does not reflect the full amount of rental income from subsidiaries of Ensign that is payable pursuant to the Ensign Master Leases.

ILFs Operated by CareTrust:
The following table displays the geographic distribution of ILFs operated by CareTrust and the related number of operational units available for occupancy as of December 31, 2015. The following table also displays the average monthly revenue per occupied unit for the years ended December 31, 2015 and 2014.

			For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
State	Facilities	Units	Average Monthly Revenue Per Occupied Unit(1)	Average Monthly Revenue Per Occupied Unit(1)
TX	2	207	$1,176	$1,141
UT	1	57	1,309	1,276
Total	3	264	1,213	1,180

(1)	Average monthly revenue per occupied unit is equivalent to average effective rent per unit, as we do not offer tenants free rent or other concessions.
We view our ownership and operation of the three ILFs as complementary to our real estate business. Our goal is to provide enhanced focus on their operations to improve their financial and operating performance. The three ILFs that we own and operate as of December 31, 2015 are:

•	Lakeland Hills Independent Living, located in Dallas, Texas, with 168 units;

•	The Cottages at Golden Acres, located in Dallas, Texas, with 39 units; and

•	The Apartments at St. Joseph Villa, located in Salt Lake City, Utah, with 57 units.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs, as well as medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are located in 15 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.
Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 15 different states, with concentrations in Texas and California. The properties in any one state do not account for more than 26% of our total beds and units as of December 31, 2015. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
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

Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 81% of our 2015 revenues, exclusive of tenant reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Ability to Identify Talented Operators. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investment in improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.

Experienced Management Team. Gregory K. Stapley, our President and Chief Executive Officer, has extensive experience in the real estate and healthcare industries. Mr. Stapley has more than 29 years of experience in the acquisition, development and disposition of real estate including healthcare facilities and office, retail and industrial properties, including 14 years at Ensign. Our Chief Financial Officer, William M. Wagner, has more than 23 years of accounting and finance experience, primarily in real estate, including 11 years of experience working extensively for REITs. Most notably he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company. David M. Sedgwick, our Vice President of Operations, is a licensed nursing home administrator with more than 12 years of experience in skilled nursing operations, including turnaround operations, and trained over 100 Ensign nursing home administrators while he was Ensign’s Chief Human Capital Officer. Our executives have years of public company experience, including experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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
Provide Capital to Underserved Operators. We believe there is a significant opportunity to be a capital source to healthcare operators, through the acquisition and leasing of healthcare properties to them that are consistent with our investment and financing strategy at appropriate risk-adjusted rates of returns, which, due to size and other considerations, are not a focus for larger healthcare REITs. We pursue acquisitions and strategic opportunities that meet our investing and financing strategy and that are attractively priced, including funding development of properties through preferred equity or construction loans and thereafter entering into sale and leaseback arrangements with such developers as well as other secured term financing and mezzanine lending. We utilize our management team’s operating experience, network of relationships and industry insight to identify both large and small quality operators in need of capital funding for future growth. In appropriate circumstances, we may negotiate with operators to acquire individual healthcare properties from those operators and then lease those properties back to the operators pursuant to long-term triple-net leases.
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

Employees
We employ approximately 46 employees (including our executive officers), none of whom is subject to a collective bargaining agreement.
Government Regulation, Licensing and Enforcement
Overview
As operators of healthcare facilities, Ensign and other tenants of our healthcare properties are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants to civil, criminal and administrative sanctions. Affected tenants may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors - Risks Related to Our Business.”
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
Environmental Matters
A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. See “Risk Factors - Risks Related to Our Business - Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.”
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

REIT Qualification
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our manner of operation has and will enable us to meet the requirements for qualification and taxation as a REIT.
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2015, CareTrust is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.

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
Risks Related to Our Business
We are dependent on Ensign, Pristine and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Following the acquisitions on February 1, 2016, Ensign represents $56.0 million, or 64%, and Pristine represents $17.0 million, or 20%, of our revenues, exclusive of tenant reimbursements, on an annualized basis. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that Ensign, Pristine or our other tenants will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their leases with us. The inability or unwillingness of Ensign or Pristine to meet their rent obligations under their leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Ensign or Pristine to satisfy their other obligations under their leases, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the leased properties as well as their business, financial position and results of operations. For these reasons, if Ensign or Pristine were to experience a material and adverse effect on their businesses, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Due to our dependence on rental payments from Ensign and Pristine as our primary source of revenues, we may be limited in our ability to enforce our rights under, or to terminate, their leases. Failure by Ensign or Pristine to comply with the terms of their leases or to comply with the healthcare regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease in or cessation of rental payments. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.
Tenants that fail to comply with the requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Ensign and other healthcare operators to which we lease properties are subject to complex federal, state and local laws and regulations relating to governmental healthcare reimbursement programs. See “Business - Government Regulation, Licensing and Enforcement - Overview.” As a result, Ensign and other tenants are subject to the following risks, among others:

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
The healthcare operators to which we lease properties are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’ failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenant to obtain, or the loss of, any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by such tenant. Additionally, failure of our tenants to generally comply with applicable laws and regulations could adversely affect facilities owned by us, and therefore could materially and adversely affect us. See “Business - Government Regulation, Licensing and Enforcement - Healthcare Licensure and Certificate of Need.”

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
We receive substantially all of our income as rent payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may fail to make rent payments when due or declare bankruptcy. Any tenant failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders (which could adversely affect our ability to raise capital or service our indebtedness). This risk is magnified in situations where we lease multiple properties to a single tenant, such as Ensign and Pristine, as a multiple property tenant failure could reduce or eliminate rental revenue from multiple properties.
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
Our properties are located in 15 different states, with concentrations in Texas and California. The properties in these two states accounted for approximately 26% and 16%, respectively, of the total beds and units in our portfolio, as of December 31, 2015 and approximately 21% and 23%, respectively, of our rental income for the year ended December 31, 2015. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
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
If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our unsecured revolving credit facility and unsecured term loan (the “Credit Facility”). This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
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
Ensign and other healthcare operators to which we lease properites are dependent on the healthcare industry and may be susceptible to the risks associated with healthcare reform. Because all of our properties are used as healthcare properites, we are impacted by the risks associated with healthcare reform. Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would effect major changes in the healthcare system, either nationally or at the state level. We cannot accurately predict whether any future legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.
Notably, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that has expanded healthcare coverage to millions of uninsured people and provides for significant changes to the U.S. healthcare system over the next several years. These new laws include a large number of health-related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various healthcare providers, including long-term acute care hospitals and SNFs, as well as certain other changes to Medicare payment methodologies. This comprehensive healthcare legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. While we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our tenants and the manner in which they are reimbursed by the federal healthcare programs, we cannot accurately predict today the impact of those regulations on our tenants and, thus, on our business.
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
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, on April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014, which, among other things, requires the Centers for Medicare & Medicaid Services (“CMS”) to measure, track, and publish readmission rates of SNFs by 2017 and implement a value-based purchasing program for SNFs (the “SNF VBP Program”) by October 1, 2018. The SNF VBP Program will increase Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program will be funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. If Medicare reimbursement provided to our healthcare tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
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
The agreements related to the Spin-Off, including the Separation and Distribution Agreement, the Ensign Master Leases, the Opportunities Agreement (the “Opportunities Agreement”), the Tax Matters Agreement, the Transition Services Agreement and the Employee Matters Agreement (the “Employee Matters Agreement”) we entered into with Ensign, were negotiated in the context of the Spin-Off while we were still a wholly owned subsidiary of Ensign. As a result, although those agreements are intended to reflect arm’s-length terms, they may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Conversely, certain agreements related to the Spin-Off may include terms that are more favorable than those that would have resulted from arm’s-length negotiations among unaffiliated third parties. Following expiration of those agreements, we may have to enter into new agreements with unaffiliated third parties, and such agreements may include terms that are less favorable to us. The terms of the agreements negotiated in the context of the Spin-Off concern, among other things, divisions and allocations of assets and liabilities and rights and obligations, between Ensign and us.
The ownership by our chief executive officer, Gregory K. Stapley, of shares of Ensign common stock may create, or may create the appearance of, conflicts of interest.
Because of his former position with Ensign, our chief executive officer, Gregory K. Stapley, owns shares of Ensign common stock. Mr. Stapley also owns shares of our common stock. His individual holdings of shares of our common stock and Ensign common stock may be significant compared to his respective total assets. These equity interests may create, or appear to create, conflicts of interest when he is faced with decisions that may not benefit or affect CareTrust and Ensign in the same manner.
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
We currently operate, and intend to continue to operate, in a manner that will allow us to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We received an opinion of our counsel with respect to our qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinion of our counsel represents only the view of our counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Our counsel has no obligation to advise us or the holders of any of our securities of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of our counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by our counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.
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
To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. Further, for taxable years beginning after December 31, 2015, no more than 25% of the value of our total assets may be represented by "nonqualified publicly offered REIT debt instruments" (as defined in the Code). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. For taxable years beginning after December 31, 2015, income from new transactions entered into to hedge the income or loss from prior hedging transactions, where the indebtedness or property which was the subject of the prior hedging transaction was extinguished or disposed of, will not constitute gross income for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.
Even if we qualify to be taxed as a REIT, we could be subject to tax on any unrealized net built-in gains in our assets held before electing to be treated as a REIT.
Following our REIT election, we will own appreciated assets that were held by a C corporation and were acquired by us in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our qualification as a REIT, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that we became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.
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
Following the debt refinancing transaction on February 1, 2016 as described under Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources below, we have approximately $445.0 million of indebtedness, consisting of $260.0 million representing our 5.875% Senior Notes due 2021 (the “Notes”), a $100.0 million unsecured term loan and an $85.0 million unsecured revolving loan outstanding on our Credit Facility. We also had $315.0 million available capacity to borrow under the Credit Facility. Our high level of indebtedness may have the following important consequences to us. For example, it could:

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

•

•
result in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Credit Facility, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

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
Our debt agreements contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including, as applicable:

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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. The Credit Facility agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. We are also required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.
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
We expect to make quarterly dividend payments in cash, but in no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this annual report. Dividends are authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “Risks Related to Our Status as a REIT - REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.
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

	2015		2014
	High	Low	High	Low
First Quarter	$14.93	$11.12	N/A	N/A
Second Quarter	$14.35	$11.87	$22.34	$16.32
Third Quarter	$13.93	$10.40	$20.20	$14.00
Fourth Quarter	$11.98	$10.21	$18.49	$11.32
At February 9, 2016, we had approximately 176 stockholders of record.
Dividends
To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Notes and our Credit Facility permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the indenture governing the Notes, and therefore, the amount of cash distributions we can make to our stockholders may be limited.
2014. In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s Board of Directors declared the Special Dividend to stockholders of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated earnings and profits allocated to the Company as a result of the Spin-Off. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend. During the fourth quarter of 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, which was paid on January 15, 2015, to stockholders of record as of December 31, 2014.
2015. During the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on April 15, 2015, to stockholders of record as of March 31, 2015. During the second quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on July 15, 2015 to stockholders of record as of June 30, 2015. During the third quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on October 15, 2015, to stockholders of record as of September 30,

2015. During the fourth quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on January 15, 2016, to stockholders of record as of December 31, 2015.
Issuer Purchases of Equity Securities
None.
Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, and the RMS (MSCI U.S. REIT Total Return Index) for the period from June 1, 2014 to December 31, 2015. Total cumulative return is based on a $100 investment in CareTrust common stock and in each of the indexes on June 1, 2014 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
JUNE 1, 2014 - DECEMBER 31, 2015
(JUNE 1, 2014 = 100)
Stock Price Performance Graph Total Return

$140.0
$130.0
$120.0
$110.0
$100.0
$90.0
$80.0
$70.0
$60.0
$50.0
$40.0
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
CTRE
S&P 500
S&P 500 REIT Index
RMS

ITEM 6.	Selected Financial Data
The following table sets forth our selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated and combined financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of our selected financial data is significantly affected by our acquisitions and new investments in 2015, 2014, 2013, 2012 and 2011. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The selected historical financial data set forth below reflects, for the relevant periods presented, as applicable, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to CareTrust immediately prior to the Spin-Off, (ii) the operations of the three independent living facilities that CareTrust operated immediately following the Spin-Off, and (iii) the new investments and financings that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although CareTrust’s management believes such assumptions are reasonable, the historical financial statements do not fully reflect what CareTrust’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented prior to the Spin-Off.

	As of or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Income statement data:
Total revenues	$74,951	$58,897	$48,796	$42,063	$31,941
Income (loss) before provision for income taxes	10,034	(8,143)	(272)	232	(6,514)
Net income (loss)	10,034	(8,143)	(395)	110	(5,341)
Income (loss) before provision for income taxes per share	0.26	(0.36)	(0.01)	0.01	(0.29)
Net income (loss) per share	0.26	(0.36)	(0.02)	0.00	(0.24)
Balance sheet data:
Total assets	$673,166	$475,140	$428,515	$397,049	$372,216
Senior unsecured notes payable (1)	254,229	253,165	—	—	—
Unsecured revolving credit facility	45,000	—	—	—	—
Secured mortgage indebtedness (1)	94,676	97,608	113,740	117,089	98,313
Senior secured term loan (1)	—	—	64,915	68,674	72,309
Senior secured revolving credit facility (1)	—	—	78,701	20,000	15,000
Total equity	262,288	113,462	162,689	184,548	179,609
Other financial data:
Dividends declared per common share	$0.64	$6.01	$—	$—	$—
FFO(2)	34,109	14,853	23,023	21,213	11,277
FAD(2)	37,831	16,559	23,740	21,933	11,893
(1) On December 31, 2015, we early adopted recently issued accounting standards relating to debt issuance costs, which require certain debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Additionally, we have elected to present costs related to revolving lines of credit as assets in our balance sheets.

(2)
We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measure. We also believe that Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and Funds Available for Distribution (“FAD”) are important non-GAAP supplemental measures of operating performance for a REIT. FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate related depreciation and amortization and impairment charges. FAD is defined as FFO excluding noncash expenses such as stock-based compensation expense and amortization of deferred financing costs. We believe that the use of FFO and FAD, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and FAD to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for FAD, by excluding noncash expenses such as stock-based compensation expense and amortization of deferred financing costs,

FFO and FAD can help investors compare our operating performance between periods and to other REITs. However, our computation of FFO and FAD may not be comparable to FFO and FAD reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define FAD differently than we do. Further, FFO and FAD do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.
The following table reconciles our calculations of FFO and FAD for the five years ended December 31, 2015, 2014, 2013, 2012 and 2011 to net income, the most directly comparable financial measure according to GAAP, for the same periods:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Net income (loss)	$10,034	$(8,143)	$(395)	$110	$(5,341)
Real estate related depreciation and amortization	24,075	22,996	23,418	21,103	16,618
FFO	34,109	14,853	23,023	21,213	11,277
Stock-based compensation	1,522	154	18	15	15
Amortization of deferred financing costs	2,200	1,552	699	705	601
FAD	$37,831	$16,559	$23,740	$21,933	$11,893

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
CareTrust REIT, Inc. was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis. The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of December 31, 2015, CareTrust’s leased portfolio consisted of 119 SNFs, ALFs and ILFs of which 94 properties are leased to Ensign on a triple-net basis under multiple long-term leases, 14 properties are leased to affiliates of Pristine under a long-term, triple-net lease that is guaranteed by Pristine and two of its principals, and the remaining 11 properties are leased to seven other tenants on a triple-net basis. We also own and operate three ILFs. As of December 31, 2015, the 94 facilities leased to Ensign had a total of 10,121 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, the 14 facilities leased to Pristine had a total of 1,258 beds and units and are located in Ohio, and the 11 other leased properties had a total of 765 units and are located in Colorado, Florida, Georgia, Idaho, Minnesota, Virginia and Washington. The three ILFs that we own and operate had a total of 264 units and are located in Texas and Utah. As of December 31, 2015, the Company had one other real estate investment, consisting of an $8.5 million preferred equity investment.
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

We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through our Operating Partnership, CTR Partnership, L.P. The Operating Partnership is managed by CareTrust’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
Recent Transactions
Offering of Common Stock

On August 18, 2015, we completed an underwritten public offering of 16.33 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds, before offering costs, of $163.7 million from the offering, after giving effect to the issuance and sale of all 16.33 million shares of common stock (which included 2.13 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $10.50 per share.

Unsecured Credit Facility and GECC Refinancing

See “- Liquidity and Capital Resources” below for a description of the Company’s unsecured credit facility, which the
Company entered into in August 2015 and amended in February 2016. We used approximately $95.0 million of proceeds from the new $100.0 million non-amortizing unsecured term loan funded in February 2016 to pay off and terminate our secured mortgage indebtedness with General Electric Capital Corporation (the "GECC Loan").

Liberty Acquisition

On October 1, 2015, the Operating Partnership completed the acquisition, from affiliates of Liberty, of a 14 facility skilled nursing and assisted living portfolio, for approximately $176.5 million, inclusive of transaction costs of approximately $3.5 million. The facilities are located throughout Ohio and collectively include 1,102 SNF beds, 100 ALF units and 56 ILF units available for occupancy.

In connection with the Liberty acquisition, the Operating Partnership entered into a triple-net basis, long-term lease (the “Pristine Master Lease”), dated July 30, 2015, with affiliates of Pristine. The Pristine Master Lease carries an initial term of 15 years with two five-year renewal options and rent escalators based on the Consumer Price Index. The beginning annual rent under the Pristine Master Lease is $17.0 million. The Pristine Master Lease also includes a right of first refusal in favor of the Operating Partnership with respect to any transaction between the tenant and a party other than the Operating Partnership or its affiliates for the tenant to operate, own, develop, finance, lease, manage, invest in, participate in or otherwise receive revenues from a SNF, ALF, ILF, memory care facility or other healthcare facility (subject to certain exceptions), until the earlier of seven years after the commencement date under the Pristine Master Lease or the date on which the tenants have leased at least five healthcare facilities from the Operating Partnership. The tenants’ obligations under the Pristine Master Lease are guaranteed by Pristine and two of its principals pursuant to a Guaranty of Pristine Master Lease.

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
Operating Results
Our primary business consists of acquiring, financing and owning real property to be leased to third party tenants in the healthcare sector.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2015	2014
	(dollars in thousands)
Revenues:
Rental income	$65,979	$51,367	$14,612	28%
Tenant reimbursements	5,497	4,956	541	11%
Independent living facilities	2,510	2,519	(9)	—%
Interest and other income	965	55	910	1,655%
Expenses:
Depreciation and amortization	24,133	23,000	1,133	5%
Interest expense	25,256	21,622	3,634	17%
Loss on extinguishment of debt	—	4,067	(4,067)	(100)%
Property taxes	5,497	4,956	541	11%
Acquisition costs	—	47	(47)	(100)%
Independent living facilities	2,376	2,243	133	6%
General and administrative	7,655	11,105	(3,450)	(31)%
Rental income. Rental income was $66.0 million for the year ended December 31, 2015 compared to $51.4 million for the year ended December 31, 2014. The $14.6 million increase in rental income is due primarily to $4.8 million of new incremental rent in place after the Spin-Off and $9.8 million from new investments made after October 1, 2014.
Independent living facilities. Revenues from our three ILFs that we own and operate were $2.5 million for the year ended December 31, 2015 compared to $2.5 million for the year ended December 31, 2014. Occupancy and average monthly rates stayed constant. Expenses were $2.4 million for the year ended December 31, 2015 compared to $2.2 million for the year ended December 31, 2014. The $0.1 million increase was due to higher costs associated with operating the facilities.
Interest and other income. Interest and other income increased $0.9 million for the year ended December 31, 2015 to $1.0 million compared to $0.1 million for the year ended December 31, 2014. The increase was due to the preferred equity investment made in December 2014.
Depreciation and amortization. Depreciation and amortization expense increased $1.1 million or 5% for the year ended December 31, 2015 to $24.1 million compared to $23.0 million for the year ended December 31, 2014. The $1.1 million increase was primarily due to new investments made after October 1, 2014 offset by certain assets which were not transferred to the Company in connection with the Spin-Off.
Interest expense. Interest expense increased $3.6 million or 17% for the year ended December 31, 2015 to $25.3 million compared to $21.6 million for the year ended December 31, 2014. The increase was due to higher net borrowings after the Spin-Off and a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility, offset by a $1.7 million loss on the settlement of an interest rate swap in 2014.

General and administrative expense. General and administrative expense decreased $3.5 million for the year ended December 31, 2015 to $7.7 million compared to $11.1 million for the year ended December 31, 2014. The $3.5 million decrease is primarily related to decreases in legal and other costs related to the Spin-Off, offset by higher wages and amortization of stock-based compensation.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2014	2013
	(dollars in thousands)
Revenues:
Rental income	$51,367	$41,242	$10,125	25%
Tenant reimbursements	4,956	5,168	(212)	(4)%
Independent living facilities	2,519	2,386	133	6%
Interest and other income	55	—	55	*
Expenses:
Depreciation and amortization	23,000	23,418	(418)	(2)%
Interest expense	21,622	12,647	8,975	71%
Loss on extinguishment of debt	4,067	—	4,067	*
Property taxes	4,956	5,168	(212)	(4)%
Acquisition costs	47	255	(208)	(82)%
Independent living facilities	2,243	2,138	105	5%
General and administrative	11,105	5,442	5,663	104%
Provision for income taxes	—	123	(123)	(100)%
*not meaningful
Rental income. Rental income was $51.4 million for the year ended December 31, 2014 compared to $41.2 million for the year ended December 31, 2013. The $10.1 million increase in rental income is due primarily to $7.4 million of new incremental rent in place after the Spin-Off and $2.6 million from properties acquired after January 1, 2013.
Independent living facilities. Revenues from our three ILFs that we own and operate were $2.5 million for the year ended December 31, 2014 compared to $2.4 million for the year ended December 31, 2013. The increase was due to an increase in occupancy offset by a slight decline in average monthly rate. Expenses were $2.2 million for the year ended December 31, 2014 compared to $2.1 million for the year ended December 31, 2013. The $0.1 million increase was due to higher costs associated with operating the facilities.
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
Interest expense. Interest expense increased $9.0 million or 71% for the year ended December 31, 2014 to $21.6 million compared to $12.6 million for the year ended December 31, 2013. The increase was due to higher net borrowings after the Spin-Off as compared to the prior year and a $1.7 million loss on the settlement of an interest rate swap in 2014 as a result of the early retirement of Ensign’s senior credit facility.
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

In connection with the Company’s intention to qualify as a REIT in 2014, on October 17, 2014, the Company’s Board of Directors declared the Special Dividend of $132.0 million, or approximately $5.88 per common share, which represented the amount of accumulated earnings and profits allocated to the Company as a result of the Spin-Off. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.
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
We have also filed a shelf registration statement with the SEC that expires in January 2019, which will allow us to offer and sell shares of common stock, preferred stock, and warrants through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
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
Cash Flows
The following table presents selected data from our consolidated and combined statements of cash flows for the years presented:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$40,254	$21,906	$26,632
Net cash used in investing activities	(234,649)	(53,596)	(54,733)
Net cash provided by financing activities	180,542	56,115	28,261
Net (decrease) increase in cash and cash equivalents	(13,853)	24,425	160
Cash and cash equivalents at beginning of period	25,320	895	735
Cash and cash equivalents at end of period	$11,467	$25,320	$895
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities for the year ended December 31, 2015 was $40.3 million compared to $21.9 million for the year ended December 31, 2014, an increase of $18.3 million. The increase was primarily due to net income in 2015 compared to a net loss in 2014 totaling $17.9 million, including noncash charges, and a net increase in operating assets and liabilities of $0.4 million.
Net cash used in investing activities for the year ended December 31, 2015 was $234.6 million compared to $53.6 million for the year ended December 31, 2014, an increase of $181.1 million. The increase was primarily due to greater investments in real estate in 2015 compared to 2014 offset by lesser purchases of furniture, fixtures and equipment in 2015 compared to 2014 and no preferred equity investments made in 2015.

Net cash provided by financing activities for the year ended December 31, 2015 was $180.5 million compared to $56.1 million for the year ended December 31, 2014, an increase of $124.4 million. This increase was primarily due to net proceeds of $163.0 million from our offering of common stock, $184.3 million in lower payments on debt, $11.2 million in lower dividends paid, and $11.1 million in lower deferred financing fees offset by lower net borrowings in 2015 of $240.7 million and no net contributions from Ensign in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities for the year ended December 31, 2014 was $21.9 million compared to $26.6 million for the year ended December 31, 2013, a decrease of $4.7 million. The decrease was primarily due to larger net loss in 2014 after adding back noncash charges which totaled $3.8 million and a net decrease in operating assets and liabilities of $0.9 million.
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
As of December 31, 2015, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Credit Facility
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Revolving Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto (the “SunTrust Refinancing”). As of December 31, 2015, there was $45.0 million outstanding under the Credit Facility.
After the end of the fiscal year, on February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Facility were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving Facility, the "Credit Facility") was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the GECC Loan (the "GECC Refinancing"). See "General Electric Capital Corporation Loan" below.
The Credit Agreement has a maturity date of August 5, 2019, and includes two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
The Credit Agreement initially provided that, subject to customary conditions, including obtaining lender commitments and pro forma compliance with financial maintenance covenants under the Credit Agreement, the Operating Partnership may seek to increase the aggregate principal amount of the revolving commitments and/or establish one or more new tranches of incremental revolving or term loans under the Credit Facility in an aggregate amount not to exceed $200.0 million. Pursuant to the Amendment, the uncommitted incremental facility was increased by $50.0 million to $250.0 million effective February 1, 2016. The Company does not currently have any commitments for such increased loans.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt).
In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Revolving Facility of 0.15% or 0.25% per annum, based upon usage of the Revolving Facility (unless the Company obtains certain specified investment grade ratings on its senior long term unsecured debt and elects to decrease the applicable margin as described above, in which case the Company will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior long term unsecured debt).

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
As of December 31, 2015, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
General Electric Capital Corporation Loan
As of December 31, 2015, ten of our properties were subject to secured mortgage indebtedness to the GECC Loan, which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $95.0 million as of December 31, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to three-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $46.2 million as of December 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $48.9 million as of December 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.
The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants.
As of December 31, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.
As of February 1, 2016, in connection with the Amendment, the GECC Loan was paid off and terminated as part of the GECC Refinancing.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior Unsecured Notes (1)	$344,013	$15,275	$30,550	$30,550	$267,638
Credit Facility (2)	51,525	1,826	3,641	46,058	—
Mortgage Notes Payable (3)	102,785	8,009	94,776	—	—
Operating lease	560	129	271	160	—
Total	$498,883	$25,239	$129,238	$76,768	$267,638

(1)	Amounts include interest payments of $84.0 million.

(2)
Represents borrowings of $45.0 million outstanding at December 31, 2015 and the unused Credit Facility fee. On February 1, 2016, we entered into an amendment to the Credit Facility which, among other things, increased commitments in respect of the Credit Facility to $400.0 million and provided for a $100.0 million Term Loan. See "Indebtedness-Unsecured Credit Facility" above for further information.

(3)
Amounts include interest payments of $7.8 million. The $48.9 million variable rate portion of the GECC debt assumes an interest rate of 3.85%. As described above, the GECC Loan was paid off and terminated on February 1, 2016 as part of the GECC Refinancing.

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
The combined statements of operations, prior to the Spin-Off, reflect allocations of general corporate expenses from Ensign including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services. See Note 6, Related Party Transactions.
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
Real Estate Acquisition Valuation. In accordance with Accounting Standard Codification ("ASC") 805, Business Combinations, we record the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.

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
Deferred Financing Costs. External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For our senior unsecured notes payable and our mortgage notes payable, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For our Credit Facility, deferred financing costs are shown gross and are included in assets on our balance sheet. See Note 2 Summary of Significant Accounting Policies-Recently Adopted Accounting Standards in our financial statements for further discussion.
Revenue Recognition. We recognize rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if we are the primary obligor and, with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk. For the years ended December 31, 2015, 2014 and 2013, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
We evaluate the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of December 31, 2015 and 2014.
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
We have elected to be taxed as a REIT under the Code, and intend to operate as such beginning with our taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.
In connection with our intention to qualify as a REIT in 2014, on October 17, 2014, our board of directors declared a special dividend of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated earnings and profits, or “E&P,” allocated to us as a result of the Spin-Off. The Special Dividend was intended to purge us of accumulated E&P attributable to the period prior to our first taxable year as a REIT. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. We issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.
Stock-Based Compensation. We account for share-based awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. All of our triple-net lease agreements, including the Ensign Master Leases, provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to maximum fixed percentages.
Off-Balance Sheet Arrangements
None.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2015, our primary market risk exposure was interest rate risk with respect to our variable rate indebtedness under the GECC Loan. Approximately $48.9 million of the GECC Loan bears interest at a floating rate equal to three month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining approximately $46.2 million of the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and thereafter at the floating rate described above. As of February 1, 2016, the GECC Loan was paid off and terminated as part of the GECC Refinancing.

As of December 31, 2015, our Credit Agreement provided for revolving commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. At December 31, 2015, we had $45.0 million of outstanding borrowings under the Revolving Facility. As of February 1, 2016, pursuant to the Amendment, (i) commitments in respect of the Revolving Facility were increased by $100.0 million to $400.0 million total, and (ii) the $100.0 million Term Loan was funded. Interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum, for revolving loans, and 0.95% to 1.60% per annum, for term loans, or LIBOR plus a margin ranging from 1.75% to 2.40% per annum, for revolving loans, and 1.95% to 2.60% per annum, for term loans, based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt).
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rate related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, annual interest expense under the floating rate portion of the GECC Loan and the Credit Facility would have increased $0.9 million for the year ended December 31, 2015.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2015, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
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
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Attestation Report of the Independent Registered Public Accounting Firm
As long as we remain an “emerging growth company,” as defined in the JOBS Act, we will not be required to comply with the auditor attestation requirements related to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of business conduct and ethics is available at our website at www.caretrustreit.com under the Investors-Corporate Governance section. We intend to satisfy any disclosure requirement under applicable rules of the Securities and Exchange Commission or NASDAQ Stock Market regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the address specified above.

ITEM 11.	Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
PART IV

ITEM 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated and Combined Financial Statements on page F-1 of this report.

(a)(2)	Financial Statement Schedules

Schedule III: Real Estate Assets and Accumulated Depreciation

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

2.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated May 13, 2015, by and among CTR Partnership, L.P. and the entities party thereto as sellers (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

2.3
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 30, 2015, by and among CTR Partnership, L.P. and the entities party thereto as sellers (incorporated by reference to Exhibit 10.2 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

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

10.3
Master Lease, dated as of July 30, 2015, by and among CTR Partnership, L.P. and the entities party thereto as tenants (incorporated by reference to Exhibit 10.3 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015).

10.4
Guaranty of Master Lease, dated as of July 30, 2015, by Pristine Senior Living, LLC, Christopher T. Cook, and Stephen Ryan in favor of CTR Partnership, L.P. (incorporated by reference to Exhibit 10.4 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

10.5
Nomination Agreement, dated as of July 30, 2015, by and among CTR Partnership, L.P., Pristine Senior Living of Mansfield, LLC and Pristine Senior Living of Fremont, LLC. (incorporated by reference to Exhibit 10.5 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

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

10.11
Credit and Guaranty Agreement, dated August 5, 2015, by and among CareTrust REIT, Inc., CareTrust GP, LLC, CTR Partnership, L.P., certain of its wholly owned subsidiaries, KeyBank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 6, 2015).

10.12
First Amendment to Credit and Guaranty Agreement, dated February 1, 2016, by and among CareTrust REIT, Inc., CTR Partnership, L.P., the other guarantors therein and KeyBank National Association, as administrative agent, and the other lenders party thereto (which includes as Annex A thereto an amended and restatement of the Credit and Guaranty Agreement) (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on February 4, 2016).

10.13
Fifth Amended and Restated Loan Agreement, dated as of May 30, 2014, by and among certain subsidiaries of CareTrust REIT, Inc. as borrowers, and General Electric Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.10 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.14
Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.15	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

10.16	Amended and Restated Partnership Agreement of CTR Partnership, L.P. (incorporated by reference to Exhibit 3.4 to CareTrust REIT, Inc.’s Registration Statement on Form S-4, filed on August 28, 2014).

+10.17	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.18	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/S/ GREGORY K. STAPLEY
Gregory K. Stapley
President and Chief Executive Officer

Dated: February 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY K. STAPLEY	Director, President and Chief Executive Officer (Principal Executive Officer)	February 11, 2016
Gregory K. Stapley
/s/ WILLIAM M. WAGNER	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 11, 2016
William M. Wagner
/s/ ALLEN C. BARBIERI	Director	February 11, 2016
Allen C. Barbieri
/s/ JON D. KLINE	Director	February 11, 2016
Jon D. Kline
/s/ DAVID G. LINDAHL	Director	February 11, 2016
David G. Lindahl
/s/ GARY B. SABIN	Director	February 11, 2016
Gary B. Sabin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CareTrust REIT, Inc.
We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. (the “Company”), as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2), Schedule III - Real Estate and Accumulated Depreciation. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of CareTrust REIT, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, effective for interim and annual reporting periods January 1, 2016, which effective December 31, 2015, the Company elected to early adopt.
/s/ ERNST & YOUNG LLP
Irvine, California
February 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Ensign Group, Inc.
Mission Viejo, California
We have audited the accompanying combined statements of operations, comprehensive income (loss), equity, and cash flows of Ensign Properties (the “Company”), as defined in the notes to the combined financial statements, for the year ended December 31, 2013. Our audit also included the financial statement schedule for the year ended December 31, 2013, listed in the Index. These combined financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and the financial statement schedule based on our audit.
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
In our opinion, such combined financial statements present fairly, in all material respects, the results of operations and cash flows of Ensign Properties for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets:
Real estate investments, net	$645,614	$436,215
Other real estate investments	8,477	7,532
Cash and cash equivalents	11,467	25,320
Accounts receivable (related party receivables of $0 at December 31, 2015 and $2,275 at December 31, 2014 - Note 6)	2,342	2,291
Prepaid expenses and other assets	2,083	809
Deferred financing costs, net	3,183	2,973
Total assets	$673,166	$475,140
Liabilities and Equity:
Senior unsecured notes payable, net	$254,229	$253,165
Unsecured revolving credit facility	45,000	—
Mortgage notes payable, net	94,676	97,608
Accounts payable and accrued liabilities	9,269	6,959
Dividends payable	7,704	3,946
Total liabilities	410,878	361,678
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 47,664,742 and 31,251,157 shares issued and outstanding as of December 31, 2015 and 2014, respectively	477	313
Additional paid-in capital	410,217	246,041
Cumulative distributions in excess of earnings	(148,406)	(132,892)
Total equity	262,288	113,462
Total liabilities and equity	$673,166	$475,140
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income (related party rental income of $16,308, $32,667 and $0 for the year ended December 31, 2015, 2014 and 2013, respectively – Note 6)	$65,979	$51,367	$41,242
Tenant reimbursements (related party tenant reimbursements of $1,406, $2,842 and $0 for the year ended December 31, 2015, 2014 and 2013, respectively – Note 6)	5,497	4,956	5,168
Independent living facilities	2,510	2,519	2,386
Interest and other income	965	55	—
Total revenues	74,951	58,897	48,796
Expenses:
Depreciation and amortization	24,133	23,000	23,418
Interest expense	25,256	21,622	12,647
Loss on extinguishment of debt	—	4,067	—
Property taxes	5,497	4,956	5,168
Acquisition costs	—	47	255
Independent living facilities	2,376	2,243	2,138
General and administrative	7,655	11,105	5,442
Total expenses	64,917	67,040	49,068
Income (loss) before provision for income taxes	10,034	(8,143)	(272)
Provision for income taxes	—	—	123
Net income (loss)	$10,034	$(8,143)	$(395)
Earnings (loss) per common share:
Basic	$0.26	$(0.36)	$(0.02)
Diluted	$0.26	$(0.36)	$(0.02)
Weighted-average number of common shares:
Basic	37,380	22,788	22,228
Diluted	37,380	22,788	22,228
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$10,034	$(8,143)	$(395)
Other comprehensive income:
Unrealized gain on interest rate swap	—	167	1,038
Reclassification adjustment on interest rate swap	—	1,661	—
Comprehensive income (loss)	$10,034	$(6,315)	$643
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Invested Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at January 1, 2013	—	$—	$—	$—	$187,414	$(2,866)	$184,548
Unrealized gain on interest rate swap	—	—	—	—	—	1,038	1,038
Net capital distribution to Ensign	—	—	—	—	(22,502)	—	(22,502)
Issuance of common stock	1,000	—	—	—	—	—	—
Net loss	—	—	—	—	(395)	—	(395)
Balance at December 31, 2013	1,000	—	—	—	164,517	(1,828)	162,689
Net capital contribution from Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid-in capital in conjunction with the Spin-Off (Note 1)	22,227,358	222	146,980	—	(147,202)	—	—
Vesting of restricted common stock	48,550	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	154	—	—	—	154
Special dividend at $5.88 per share	8,974,249	90	98,908	(131,999)	—	—	(33,001)
Common dividend at $0.125 per share	—	—	—	(3,946)	—	—	(3,946)
Net income (loss)	—	—	—	3,053	(11,196)	—	(8,143)
Balance at December 31, 2014	31,251,157	313	246,041	(132,892)	—	—	113,462
Issuance of common stock, net	16,330,000	163	162,800	—	—	—	162,963
Vesting of restricted common stock, net of shares withheld for employee taxes	83,585	1	(146)	—	—	—	(145)
Amortization of stock-based compensation	—	—	1,522	—	—	—	1,522
Common dividends ($0.64 per share)	—	—	—	(25,548)	—	—	(25,548)
Net income	—	—	—	10,034	—	—	10,034
Balance at December 31, 2015	47,664,742	$477	$410,217	$(148,406)	$—	$—	$262,288
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,034	$(8,143)	(395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,133	23,000	23,418
Amortization of deferred financing costs and debt discount	2,200	1,603	821
Write-off of deferred financing costs	1,208	—	—
Amortization of stock-based compensation	1,522	154	—
Noncash interest income	(945)	(32)	—
Loss on extinguishment of debt	—	1,998	—
Loss on settlement of interest rate swap	—	1,661	—
Loss on disposition of equipment, furniture and fixtures	—	—	206
Change in operating assets and liabilities:
Accounts receivable	(2,326)	4	5
Accounts receivable due from related party	2,275	(2,275)	—
Prepaid expenses and other assets	(86)	445	266
Interest rate swap	—	(1,661)	—
Accounts payable and accrued liabilities	2,239	5,152	2,311
Net cash provided by operating activities	40,254	21,906	26,632
Cash flows from investing activities:
Acquisition of real estate	(232,466)	(25,742)	(35,656)
Improvements to real estate	(187)	(579)	—
Purchases of equipment, furniture and fixtures	(276)	(19,275)	(19,931)
Preferred equity investment	—	(7,500)	—
Escrow deposits for acquisition of real estate	(1,750)	(500)	—
Net proceeds from the sale of vacant land	30	—	—
Cash proceeds from sale of equipment, furniture and fixtures	—	—	854
Net cash used in investing activities	(234,649)	(53,596)	(54,733)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	162,963	—	—
Proceeds from the issuance of senior unsecured notes payable	—	260,000	—
Borrowings under unsecured credit facility	45,000	—	—
Borrowings under senior secured revolving credit facility	35,000	10,000	58,700
Proceeds from the issuance of mortgage notes payable	—	50,676	—
Repayments of borrowings under senior secured revolving credit facility	(35,000)	(88,701)	—
Payments on the mortgage notes payable	(3,183)	(68,155)	(3,457)
Payments on senior secured term loan	—	(65,624)	(3,750)
Payments of deferred financing costs	(2,303)	(13,436)	(730)
Net-settle adjustment on restricted stock	(145)	—	—
Dividends paid on common stock	(21,790)	(33,001)	—
Net contribution from (distribution to) Ensign (Note 6)	—	4,356	(22,502)
Net cash provided by financing activities	180,542	56,115	28,261
Net (decrease) increase in cash and cash equivalents	(13,853)	24,425	160
Cash and cash equivalents, beginning of period	25,320	895	735
Cash and cash equivalents, end of period	$11,467	$25,320	895
Supplemental disclosures of cash flow information:
Interest paid	$21,687	$17,243	$12,657
Income taxes paid	$—	$104	$100
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$3,758	$3,946	$—
Application of escrow deposit to acquisition of real estate	$500	$—	$—
Distributions paid to common stockholders through common stock issuances	$—	$98,998	$—
Holdback of purchase price to acquire real estate	$—	$300	$—
Operating assets and liabilities that were not transferred to CareTrust	$—	$1,042	$—
Equipment, furniture and fixtures that were not transferred to CareTrust	$—	$(11,684)	$—
Net capital distribution to Ensign	$—	$10,475	$—
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
Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2015, the Company owned and leased to independent operators, including Ensign, 119 skilled nursing, assisted living and independent living facilities which had a total of 12,144 beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Iowa, Minnesota, Nebraska, Nevada, Ohio, Texas, Utah, Virginia and Washington. The Company also owns and operates three independent living facilities which had a total of 264 units located in Texas and Utah. As of December 31, 2015, the Company also had one other real estate investment, consisting of an $8.5 million preferred equity investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated and combined financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off and (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off. The consolidated and combined financial statements included in this report also reflect the new investments that the Company has made after the Spin-Off. For the periods prior to the Spin-Off, the Company’s financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities (the “Ensign Properties”).
For the periods prior to the Spin-Off, the combined statements of operations reflect allocations of general corporate expenses from Ensign including, but not limited to, executive management, finance, legal, information technology, human

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

resources, employee benefits administration, treasury, risk management, procurement, and other shared services. See further discussion in Note 6, Related Party Transactions.
Management believes that the assumptions and estimates used in preparation of the underlying consolidated and combined financial statements are reasonable. However, the consolidated and combined financial statements for the periods prior to June 1, 2014, do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during those periods presented. The historical financial information prior to June 1, 2014, is not necessarily indicative of the Company’s future results of operations, financial position or cash flows.
The accompanying consolidated and combined financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect the financial position, results of operations and cash flows for the Company. All intercompany transactions and account balances within the Company have been eliminated.
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

Building	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Other Real Estate Investments — Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption.
The Company periodically evaluates each of its other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.
 Cash and Cash Equivalents—Cash and cash equivalents consist of bank term deposits and money market funds with original maturities of 3 months or less at time of purchase and therefore approximate fair value. The fair value of these investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The Company places its cash and short-term investments with high credit quality financial institutions.
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
Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For our senior unsecured notes payable and our mortgage notes payable, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For our unsecured revolving credit facility, deferred financing costs are shown gross and are

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

included in assets on our balance sheet, as discussed further in the Recently Adopted Accounting Standards section below. See Note 7, Debt, for the new presentation of deferred financing costs. Amortization of deferred financing costs is classified as interest expense in our consolidated and combined statements of operations. Accumulated amortization of deferred financing costs was $3.3 million and $2.2 million at December 31, 2015 and December 31, 2014, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in our consolidated and combined statements of operations.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the years ended December 31, 2015, 2014 and 2013, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of December 31, 2015 or December 31, 2014.
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
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2014. The Company believes it has been organized and has operated, and the Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the senior secured credit facility in place prior to the Spin-Off. As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the consolidated and combined statements of operations during the year ended December 31, 2014. There was no outstanding interest rate swap contract as of December 31, 2015.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income (loss) reflects stock-based compensation expense of $1.5 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively.
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
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the years ended December 31, 2014 and 2013 were retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these Notes to the Consolidated and Combined Financial Statements are presented on an unaudited basis.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Recently Adopted Accounting Standards—On December 31, 2015, the Company retrospectively early adopted, for all comparative periods presented, ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU No. 2015-03 resulted in a change to the location where debt issuance costs are presented in the balance sheet and did not have any other material impact on the Company's financial statements.
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

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize our investment in owned properties at December 31, 2015, and December 31, 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Land	$91,311	$75,072
Buildings and improvements	627,453	417,414
Integral equipment, furniture and fixtures	54,388	47,134
Real estate investments	773,152	539,620
Accumulated depreciation	(127,538)	(103,405)
Real estate investments, net	$645,614	$436,215
As of December 31, 2015, all but 25 of the Company’s net-leased facilities were leased to subsidiaries of Ensign under the Ensign Master Leases which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Lease will result in a default under all of the Ensign Master Leases. The annual revenues from the Ensign Master Leases are $56.0 million during each of the first two years of the Ensign Master Leases. Commencing on June 1, 2016, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2015, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
2016	$80,439
2017	80,439
2018	80,439
2019	80,439
2020	80,439
Thereafter	753,620
$1,155,815

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Liberty Healthcare Portfolio
On October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs. The acquisition was primarily funded with the net proceeds from the Company's common stock offering of $163.0 million in August 2015, with the remainder funded by a draw on the unsecured revolving credit facility. Prior to the acquisition, the Liberty Healthcare Portfolio was owner-occupied and unaffiliated with the Company or the current tenant.
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
During the years ended December 31, 2015 and 2014, the Company recognized $0.9 million and $32,000 of interest income and this unpaid amount was added to the outstanding carrying value of the investment.

5. FAIR VALUE MEASUREMENTS
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a 3-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2015 and December 31, 2014 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	$7,500	$8,477	$8,477	$7,500	$7,532	$7,532
Financial liabilities:
Senior unsecured notes payable	$260,000	$254,229	$263,575	$260,000	$253,165	$265,200
Mortgage notes payable	$95,022	$94,676	$97,067	$98,205	$97,608	$101,822
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

6. RELATED PARTY TRANSACTIONS
Allocation of corporate expenses—For the years ended December 31, 2014 and 2013, the consolidated and combined statements of operations of the Company include Ensign revenues and expenses that are specifically identifiable or otherwise attributable to the Company. The specific identification methodology was utilized for all of the items on the statements of operations excluding general corporate expenses. For the periods prior to the Spin-Off, Ensign Properties’ operations were fully integrated with Ensign, including executive management, finance, treasury, corporate income tax, human resources, legal services and other shared services. These costs were allocated to the Company on a systematic basis utilizing a direct usage basis when identifiable, with the remainder allocated on time study, or percentage of the total revenues. The primary allocation method was a time study based on time devoted to Ensign Properties’ activities.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Allocated expenses for these general and administrative services of $7.4 million and $5.4 million for the years ended December 31, 2014 and 2013 are reflected in general and administrative expense, in addition to direct expenses which are included in total expenses. There was no allocation for the year ended December 31, 2015. The Company’s financial statements may not be indicative of future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the years ended December 31, 2014 and 2013.
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
Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen's tenure on our board are considered related party in nature. For the years ended December 31, 2015 and 2014, the Company recognized $16.3 million and $32.7 million in rental income, respectively, from Ensign while Mr. Christensen sat on the Board of Directors of the Company as well as $1.4 million and $2.8 million of tenant reimbursements, respectively. As of December 31, 2014, the Company also had accounts receivable totaling $2.3 million due from Ensign for tenant reimbursements. After April 15, 2015, the effective date of Mr. Christensen's resignation from our board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.
Centralized cash management system—Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the consolidated and combined statements of cash flows. The “Net contribution (distribution) from/to Ensign” was $4.4 million and $(22.5) million for the years ended December 31, 2014 and 2013, respectively.

7. DEBT
The following table summarizes the balance of our indebtedness as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value

Senior unsecured notes payable	$260,000	$(5,771)	$254,229	$260,000	$(6,835)	$253,165
Mortgage notes payable	95,022	(346)	94,676	98,205	(597)	97,608
Unsecured revolving credit facility	45,000	—	45,000	—	—	—
	$400,022	$(6,117)	$393,905	$358,205	$(7,432)	$350,773
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
As of December 31, 2015, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Revolving Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto (the “SunTrust Refinancing”). As of December 31, 2015, there was $45.0 million outstanding under the Credit Facility.
The Credit Agreement has a maturity date of August 5, 2019, and includes two, six-month extension options.
The Credit Agreement also provides that, subject to customary conditions, including obtaining lender commitments and pro forma compliance with financial maintenance covenants under the Credit Agreement, the Operating Partnership may seek to increase the aggregate principal amount of the revolving commitments and/or establish one or more new tranches of incremental revolving or term loans under the Credit Agreement in an aggregate amount not to exceed $200.0 million. The Company does not currently have any commitments for such increased loans.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Revolving Facility of 0.15% or 0.25% per annum, based upon usage of the Revolving Facility (unless the Company obtains certain specified investment grade ratings on its senior long term unsecured debt and elects to decrease the applicable margin as described above,

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

in which case the Company will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior long term unsecured debt).
The Obligations under the Credit Agreement are guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Credit Agreement (other than the Operating Partnership). The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of December 31, 2015, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Senior Secured Revolving Credit Facility
On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Secured Credit Agreement”), which governed our senior secured revolving credit facility (the “Secured Credit Facility”), with several banks and other financial institutions and lenders (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Secured Credit Agreement provided for a borrowing capacity of $150.0 million and included an accordion feature that allowed the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Secured Credit Facility was secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Secured Credit Agreement was based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Secured Credit Agreement. The Secured Credit Facility was also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Secured Credit Agreement. The Secured Credit Agreement was paid off and terminated as a part of the SunTrust Refinancing.
GECC Loan
As of December 31, 2015, ten of our properties were subject to secured mortgage indebtedness to General Electric Capital Corporation (the “GECC Loan”), which we assumed in connection with the Spin-Off. The outstanding amount of this mortgage indebtedness was approximately $95.0 million as of December 31, 2015, including an advance of approximately $50.7 million that was made on May 30, 2014. This advance bears interest at a floating rate equal to 3-month LIBOR plus 3.35%, reset monthly and subject to a LIBOR floor of 0.50%, with monthly principal and interest payments based on a 25 year amortization. The remaining indebtedness under the GECC Loan bears interest at a blended rate of 7.25% per annum until, but not including, June 29, 2016, and then converts to the floating rate described above. The GECC Loan matures on May 30, 2017, subject to two 12-month extension options, the exercise of which is conditioned, in each case, on the absence of any then-existing default and the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Provided there is no then-existing default and upon 30 days written notice, the original portion of the GECC Loan, approximately $46.2 million as of December 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016. The new portion of the GECC Loan, approximately $48.9 million as of December 31, 2015, is prepayable without penalty, in whole but not in part, after January 31, 2016.
The GECC Loan is guaranteed by the Company, contains customary affirmative and negative covenants, as well as customary events of default, and requires us to comply with specified financial maintenance covenants. As of December 31, 2015, the Company was in compliance with all applicable financial covenants under the GECC Loan.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Expense
During the years ended December 31, 2015, 2014 and 2013, the Company incurred $25.3 million, $21.6 million and $12.6 million of interest expense, respectively. Included in interest expense for the year ended December 31, 2015 was $2.2 million of amortization of deferred financing costs and a $1.2 million write-off of deferred financing fees associated with the SunTrust Refinancing. Included in interest expense for the year ended December 31, 2014 was $1.6 million of amortization of deferred financing costs, $0.1 million of amortization of debt discount and a $1.7 million loss on settlement of interest rate swap. Included in interest expense for the year ended December 31, 2013 was $0.7 million of amortization of deferred financing costs and $0.1 million of amortization of debt discount. As of December 31, 2015 and December 31, 2014, the Company’s interest payable was $1.9 million and $1.7 million, respectively.

Schedule of Debt Maturities
As of December 31, 2015, our debt maturities were (dollars in thousands):

Year	Amount
2016	$2,765
2017	92,257
2018	—
2019	45,000
2020	—
Thereafter	260,000
$400,022

8. EQUITY
Common Stock
Offering of Common Stock - On August 18, 2015, the Company completed an underwritten public offering of 16.33 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds, before offering costs, of $163.7 million from the offering, after giving effect to the issuance and sale of all 16.33 million shares of common stock (which included 2.13 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $10.50 per share.
Special Dividend - In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s Board of Directors declared the Special Dividend of $132.0 million, or approximately $5.88 per common share, which represents the amount of accumulated E&P allocated to the Company as a result of the Spin-Off. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.
Dividends on Common Stock — During the fourth quarter of 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on January 15, 2015 to stockholders of record as of December 31, 2014.
During the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on April 15, 2015 to stockholders of record as of March 31, 2015. During the second quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on July 15, 2015 to stockholders of record as of June 30, 2015. During the third quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on October 15, 2015 to stockholders of record as of September 30, 2015. During the fourth quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on January 15, 2016 to stockholders of record as of December 31, 2015.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes our restricted stock awards at December 31, 2015:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2014	155,040	$12.23
Granted	272,300	12.70
Vested	(32,643)	12.23
Unvested balance at December 31, 2015	394,697	$12.56
The Company recognized $1.5 million and $0.2 million of compensation expense associated with all grants for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $3.7 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 3.2 years.
In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2015, 70,200 shares vested or were forfeited. At December 31, 2015, there were 88,830 unvested restricted stock awards outstanding.

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2015, 2014 and 2013, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$10,034	$(8,143)	$(395)
Less: Net income allocated to participating securities	(286)	—	—
Numerator for basic and diluted earnings (loss) available to common stockholders	$9,748	$(8,143)	$(395)
Denominator:
Weighted-average basic common shares outstanding	37,380	22,788	22,228
Weighted-average diluted common shares outstanding	37,380	22,788	22,228

Earnings (loss) per common share, basic	$0.26	$(0.36)	$(0.02)
Earnings (loss) per common share, diluted	$0.26	$(0.36)	$(0.02)
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013, as their inclusion would have been anti-dilutive.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

12. CONCENTRATION OF RISK
Major operator concentration – The Company has one major tenant, Ensign, from which the Company derived the majority of its overall revenue during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, Ensign leased 94 skilled nursing, assisted living and independent living facilities which had a total of 10,121 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. Additionally, on October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs. The Company has leased these 14 facilities to subsidiaries of Pristine Senior Living ("Pristine") pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five year renewal options and no purchase options. The annual revenues from the Pristine master lease are $17.0 million and will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine and two of its principals.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2015
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$256,209	$348,454	$40,951	$—	$645,614
Other real estate investments	—	—	8,477	—	—	8,477
Cash and cash equivalents	—	11,467	—	—	—	11,467
Accounts receivable	—	519	1,695	128	—	2,342
Prepaid expenses and other assets	—	2,079	4	—	—	2,083
Deferred financing costs, net	—	3,183	—	—	—	3,183
Investment in subsidiaries	269,992	365,368	—	—	(635,360)	—
Intercompany	—	—	59,160	4,186	(63,346)	—
Total assets	$269,992	$638,825	$417,790	$45,265	$(698,706)	$673,166
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$254,229	$—	$—	$—	$254,229
Mortgage notes payable, net	—	—	—	94,676	—	94,676
Unsecured revolving credit facility	—	45,000	—	—	—	45,000
Accounts payable and accrued liabilities	—	6,258	2,433	578	—	9,269
Dividends payable	7,704	—	—	—	—	7,704
Intercompany	—	63,346	—	—	(63,346)	—
Total liabilities	7,704	368,833	2,433	95,254	(63,346)	410,878
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 47,664,742 shares issued and outstanding as of December 31, 2015	477	—	—	—	—	477
Additional paid-in capital	410,217	266,929	374,660	(52,899)	(588,690)	410,217
Cumulative distributions in excess of earnings	(148,406)	3,063	40,697	2,910	(46,670)	(148,406)
Total equity	262,288	269,992	415,357	(49,989)	(635,360)	262,288
Total liabilities and equity	$269,992	$638,825	$417,790	$45,265	$(698,706)	$673,166

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2014
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$26,104	$366,199	$43,912	$—	$436,215
Other real estate investments	—	—	7,532	—	—	7,532
Cash and cash equivalents	—	25,320	—	—	—	25,320
Accounts receivable	—	—	2,170	121	—	2,291
Prepaid expenses and other assets	—	808	1	—	—	809
Deferred financing costs, net	—	2,973	—	—	—	2,973
Investment in subsidiaries	117,408	335,020	—	—	(452,428)	—
Intercompany	—	—	15,262	1,323	(16,585)	—
Total assets	$117,408	$390,225	$391,164	$45,356	$(469,013)	$475,140
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$253,165	$—	$—	$—	$253,165
Mortgage notes payable, net	—	—	557	97,051	—	97,608
Accounts payable and accrued liabilities	—	3,067	3,308	584	—	6,959
Dividends payable	3,946	—	—	—	—	3,946
Intercompany	—	16,585	—	—	(16,585)	—
Total liabilities	3,946	272,817	3,865	97,635	(16,585)	361,678
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 31,251,157 shares issued and outstanding as of December 31, 2014	313	—	—	—	—	313
Additional paid-in capital	246,041	125,551	374,660	(52,899)	(447,312)	246,041
Cumulative distributions in excess of earnings	(132,892)	(8,143)	12,639	620	(5,116)	(132,892)
Total equity	113,462	117,408	387,299	(52,279)	(452,428)	113,462
Total liabilities and equity	$117,408	$390,225	$391,164	$45,356	$(469,013)	$475,140

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$9,979	$45,100	$10,900	$—	$65,979
Tenant reimbursements	—	655	4,375	467	—	5,497
Independent living facilities	—	—	2,510	—	—	2,510
Interest and other income	—	19	946	—	—	965
Total revenues	—	10,653	52,931	11,367	—	74,951
Expenses:
Depreciation and amortization	—	3,165	18,007	2,961	—	24,133
Interest expense	—	19,616	18	5,622	—	25,256
Property taxes	—	655	4,375	467	—	5,497
Independent living facilities	—	—	2,376	—	—	2,376
General and administrative	1,171	6,360	97	27	—	7,655
Total expenses	1,171	29,796	24,873	9,077	—	64,917
Income in Subsidiary	11,205	30,348	—	—	(41,553)	—
Net income	$10,034	$11,205	$28,058	$2,290	$(41,553)	$10,034

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$139	$42,337	$8,891	$—	$51,367
Tenant reimbursements	—	11	4,460	485	—	4,956
Independent living facilities	—	—	2,519	—	—	2,519
Interest and other income	—	23	32	—	—	55
Total revenues	—	173	49,348	9,376	—	58,897
Expenses:
Depreciation and amortization	—	34	19,577	3,389	—	23,000
Interest expense	—	10,425	6,315	4,882	—	21,622
Loss on extinguishment of debt	—	—	4,067	—	—	4,067
Property taxes	—	11	4,460	485	—	4,956
Acquisition costs	—	—	47	—	—	47
Independent living facilities	—	—	2,243	—	—	2,243
General and administrative	—	11,105	—	—	—	11,105
Total expenses	—	21,575	36,709	8,756	—	67,040
(Loss) income in Subsidiary	(8,143)	13,259	—	—	(5,116)	—
Net (loss) income	(8,143)	(8,143)	12,639	620	(5,116)	(8,143)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	167	—	—	167
Reclassification adjustment on interest rate swap	—	—	1,661	—	—	1,661
Comprehensive (loss) income	$(8,143)	$(8,143)	$14,467	$620	$(5,116)	$(6,315)

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED COMBINING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Combined
Revenues:
Rental income	$35,730	$5,512	$41,242
Tenant reimbursements	4,602	566	5,168
Independent living facilities	2,386	—	2,386
Total revenues	42,718	6,078	48,796
Expenses:
Depreciation and amortization	20,031	3,387	23,418
Interest expense	8,898	3,749	12,647
Property taxes	4,602	566	5,168
Acquisition costs	255	—	255
Independent living facilities	2,007	131	2,138
General and administrative	5,442	—	5,442
Total expenses	41,235	7,833	49,068
Income (loss) before provision for income taxes	1,483	(1,755)	(272)
Provision for income taxes	109	14	123
Net income (loss)	1,374	(1,769)	(395)
Other comprehensive income:
Unrealized gain on interest rate swap	1,038	—	1,038
Comprehensive income (loss)	$2,412	$(1,769)	$643

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15)	$(9,894)	$44,675	$5,488	$—	$40,254
Cash flows from investing activities:
Acquisition of real estate	—	(232,466)	—	—	—	(232,466)
Improvements to real estate	—	(19)	(168)	—	—	(187)
Purchases of equipment, furniture, and fixtures	—	(195)	(81)	—	—	(276)
Escrow deposits for acquisition of real estate	—	(1,750)	—	—	—	(1,750)
Net proceeds from sale of vacant land	—	—	30	—	—	30
Distribution from subsidiary	21,790	—	—	—	(21,790)	—
Intercompany financing	(162,803)	46,761	—	—	116,042	—
Net cash used in investing activities	(141,013)	(187,669)	(219)	—	94,252	(234,649)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	162,963	—	—	—	—	162,963
Borrowings under unsecured revolving credit facility	—	45,000	—	—	—	45,000
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Repayments of borrowings under senior secured revolving credit facility	—	(35,000)	—	—	—	(35,000)
Payments on the mortgage notes payable	—	—	(558)	(2,625)	—	(3,183)
Net-settle adjustment on restricted stock	(145)	—	—	—	—	(145)
Payments of deferred financing costs	—	(2,303)	—	—	—	(2,303)
Dividends paid on common stock	(21,790)	—	—	—	—	(21,790)
Distribution to Parent	—	(21,790)	—	—	21,790	—
Intercompany financing	—	162,803	(43,898)	(2,863)	(116,042)	—
Net cash provided by (used in) financing activities	141,028	183,710	(44,456)	(5,488)	(94,252)	180,542
Net decrease in cash and cash equivalents	—	(13,853)	—	—	—	(13,853)
Cash and cash equivalents, beginning of period	—	25,320	—	—	—	25,320
Cash and cash equivalents, end of period of period	$—	$11,467	$—	$—	$—	$11,467

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING AND COMBINING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(21,185)	$38,955	$4,136	$—	$21,906
Cash flows from investing activities:
Acquisition of real estate	—	(25,742)	—	—	—	(25,742)
Improvements to real estate	—	—	(579)	—	—	(579)
Purchases of equipment, furniture and fixtures	—	(95)	(14,819)	(4,361)	—	(19,275)
Preferred equity investment	—	—	(7,500)	—	—	(7,500)
Escrow deposit for acquisition of real estate	—	(500)	—	—	—	(500)
Distribution from subsidiary	33,001	—	—	—	(33,001)	—
Intercompany financing	—	(141,231)	—	—	141,231	—
Net cash provided by (used in) investing activities	33,001	(167,568)	(22,898)	(4,361)	108,230	(53,596)
Cash flows from financing activities:
Proceeds from the issuance of senior unsecured notes payable	—	260,000	—	—	—	260,000
Proceeds from the senior secured revolving credit facility	—	—	10,000	—	—	10,000
Proceeds from the issuance of mortgage notes payable	—	—	—	50,676	—	50,676
Payments on the senior secured revolving credit facility	—	—	(88,701)	—	—	(88,701)
Payments on the mortgage notes payable	—	—	(66,905)	(1,250)	—	(68,155)
Payments on the senior secured term loan	—	—	(65,624)	—	—	(65,624)
Payments of deferred financing costs	—	(12,926)	—	(510)	—	(13,436)
Net contribution from Ensign	—	—	52,385	(48,029)	—	4,356
Dividends paid on common stock	(33,001)	—	—	—	—	(33,001)
Distribution to Parent	—	(33,001)	—	—	33,001	—
Intercompany financing	—	—	141,893	(662)	(141,231)	—
Net cash (used in) provided by financing activities	(33,001)	214,073	(16,952)	225	(108,230)	56,115
Net increase (decrease) in cash and cash equivalents	—	25,320	(895)	—	—	24,425
Cash and cash equivalents, beginning of period	—	—	895	—	—	895
Cash and cash equivalents, end of period	$—	$25,320	$—	$—	$—	$25,320

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED COMBINING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013
(in thousands)

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$16,958	$17,376	$17,985	$22,632
Income before provision for income taxes	2,038	2,266	727	5,003
Provision for income taxes	—	—	—	—
Net income	2,038	2,266	727	5,003
Earnings per common share, basic	0.06	0.07	0.02	0.10
Earnings per common share, diluted	0.06	0.07	0.02	0.10
Other data:
Weighted-average number of common shares outstanding, basic	31,257	31,278	39,125	47,660
Weighted-average number of common shares outstanding, diluted	31,257	31,278	39,125	47,660

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$12,871	$14,065	$15,884	$16,077
(Loss) income before provision for income taxes	(362)	(10,325)	1,967	630
Provision for income taxes	36	17	—	—
Net (loss) income	(398)	(10,342)	1,967	630
(Loss) earnings per common share, basic	(0.02)	(0.47)	0.09	0.03
(Loss) earnings per common share, diluted	(0.02)	(0.47)	0.09	0.03
Other data:
Weighted-average number of common shares outstanding, basic	22,228	22,231	22,255	24,419
Weighted-average number of common shares outstanding, diluted	22,228	22,231	22,436	24,586

15. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated and combined financial statements are issued.
On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Revolving Facility were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving Facility, the "Credit Facility") was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Credit Facility continues to mature on August 5, 2019. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness under the GECC Loan (the “GECC Refinancing”).
Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.95% to 1.60% per annum or LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Interest rates and commitment fees applicable to loans under the Revolving Facility were unchanged.
On February 1, 2016, in connection with the Amendment, the GECC Loan was paid off and terminated as part of the GECC Refinancing.

On February 1, 2016, the Company acquired a portfolio of nine skilled nursing facilities in Iowa which includes 518 skilled nursing beds and intends to account for this investment as an asset acquisition. The portfolio is leased to Trillium Healthcare Group, LLC through an amendment to their existing master lease. The purchase price, inclusive of estimated transaction costs, was approximately $32.7 million, with initial annual rental revenue of approximately $3.2 million. The amended master lease has a remaining term of 15.0 years with two five-year renewal options and CPI-based rent escalators.

On February 1, 2016, the Company acquired New Haven of San Angelo, a 30-unit assisted living and memory care facility in San Angelo, Texas and intends to account for this investment as an asset acquisition. The facility will be operated by New Haven Assisted Living under a triple-net master lease arrangement. The purchase price, inclusive of estimated transaction costs, was approximately $4.9 million, with initial annual rental revenue of approximately $0.4 million. The master lease carries an initial term of 12.5 years with two five-year renewal options and CPI-based rent escalators. The 30-unit facility includes land for potential future expansions to up to 60 units.

On February 5, 2016, the Company entered into an agreement with Ensign allowing them to voluntarily close and decertify from the Medicare program its operations at one of the 94 properties the Company leases to Ensign operating subsidiaries, a facility located in Texas, pursuant to one of the Master Leases (“Master Lease No. 2”). Under the agreement, Ensign will continue to pay 100% of the indivisible master rent due under Master Lease No. 2 throughout the term of that lease and any renewals, and will continue to maintain and pay all expenses related to the closed property on a triple-net basis as required by the lease for up to five years. The Company estimates that the planned closure will reduce the approximate lease coverage ratio for Master Lease No. 2 from 2.10x to 2.03x, and for the overall Ensign portfolio from 2.07x to 2.06x. The Company also believes that the fair value of the assets after closure will exceed our net book value therefor, and accordingly does not anticipate any impairment of value now or in the future. In addition, under the agreement the Company has the right to unilaterally extricate the property and the Texas licenses and Medicaid bed rights attached thereto from Master Lease No. 2 at our discretion, and to redeploy or dispose of such assets free and clear of the lease without any obligation to Ensign. The Company intends to use this right to monetize the recovered assets in due course. The Company believes that Ensign’s voluntary closure plan for this property was based on unique and isolated concerns about this particular property’s operations, and the Company has no reason to anticipate any similar plans or requests in the future with respect to any of the other properties leased to Ensign.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(dollars in thousands)

				Initial Cost to Company			Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Costs Cap. Since Acq.	Land	Building Improvs.	Total	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$5,476	$257	$976	$926	$257	$1,902	$2,159	$846	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	6,059	425	3,716	1,940	425	5,656	6,081	1,964	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	7,324	113	504	971	113	1,475	1,588	450	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	8,850	471	2,041	3,055	471	5,096	5,567	1,664	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	15,692	629	5,154	1,519	629	6,673	7,302	2,315	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	13,387	2,812	3,919	1,994	2,812	5,913	8,725	2,458	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	11,289	3,526	2,827	1,522	3,526	4,349	7,875	1,653	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	6,756	450	5,566	1,055	450	6,621	7,071	2,532	2009	2006
Mountainview Community Care LLC	Park View Gardens	Santa Rosa, CA	7,439	931	2,612	653	931	3,265	4,196	1,470	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	1,785	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	2,058	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	1,725	2009	2006
Cherry Health Holdings, Inc.	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	1,448	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	1,421	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	1,624	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	1,456	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	1,484	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	888	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,661	470	10,376	10,846	3,914	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	646	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	975	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	1,140	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	583	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	1,522	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	956	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	1,076	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	1,458	2012	2008

Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	491	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	853	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	677	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	469	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	2,453	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	2,698	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	561	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	1,644	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	858	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	1,041	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	249	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	208	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	400	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	712	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	425	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	859	2011	2010
Northshore Healthcare Holdings LLC	Montebello (Silver Springs)	Houston, TX	—	486	2,349	1,041	486	3,390	3,876	727	2012	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	438	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	1,025	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	493	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	313	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	272	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	496	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	680	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	912	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	239	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	525	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	1,179	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	1,534	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	359	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	1,502	2011	2011
Renne Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	469	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	450	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	1,133	2007	2012

Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	125	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	2,062	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	938	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	229	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	323	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	236	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	149	2013	2013
Queens City Health Holdings LLC	La Villa (Victoria West)	Victoria, TX	—	212	732	8	212	740	952	69	1960	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	218	1970	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	319	1966	2013
Tulalip Bay Holdings	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	220	1989	2013
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	—	1,668	15,375	17,043	352	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	139	1987	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	73	2010	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin GA	—	251	7,855	—	251	7,855	8,106	98	2014	2015
CTR Partnership, L.P.	Pristine Senior Living of Beavercreek	Beavercreek, OH	—	892	17,159	—	892	17,159	18,051	107	2012	2015
CTR Partnership, L.P.	Pristine Senior Living of Cincinnati-Delhi	Cincinnati, OH	—	284	11,104	—	284	11,104	11,388	70	1992	2015
CTR Partnership, L.P.	Pristine Senior Living of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	—	833	18,086	18,919	113	1967	2015
CTR Partnership, L.P.	Pristine Senior Living of Cincinnati-Three Rivers	Cincinnati, OH	—	1,091	16,151	—	1,091	16,151	17,242	101	1962	2015
CTR Partnership, L.P.	Pristine Senior Living of Englewood	Englewood, OH	—	1,014	18,541	—	1,014	18,541	19,555	116	2008	2015
CTR Partnership, L.P.	Pristine Senior Living of Portsmouth	Portsmouth, OH	—	282	9,726	—	282	9,726	10,008	61	2007	2015
CTR Partnership, L.P.	Pristine Senior Living of Toledo	Toledo, OH	—	93	10,365	—	93	10,365	10,458	65	1970	2015
CTR Partnership, L.P.	Pristine Senior Living of Oxford	Oxford, OH	—	211	8,772	—	211	8,772	8,983	55	2003	2015
CTR Partnership, L.P.	Pristine Senior Living of Bellbrook	Bellbrook, OH	—	214	2,573	—	214	2,573	2,787	16	1981	2015
CTR Partnership, L.P.	Pristine Senior Living of Xenia	Xenia, OH	—	205	3,564	—	205	3,564	3,769	22	1967	2015
CTR Partnership, L.P.	Pristine Senior Living of Jamestown	Jamestown, OH	—	266	4,725	—	266	4,725	4,991	30	1974	2015
			82,272	66,748	366,403	81,235	65,738	448,648	514,386	75,161
Skilled Nursing Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	3,725	2011	1999

Sky Holdings AZ LLC	Bella Vita (Desert Sky)	Glendale, AZ	12,750	289	1,428	1,752	289	3,180	3,469	1,295	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	494	1,159	4,853	494	6,012	6,506	1,773	2012	2009
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	1,249	2008	2011
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	1,769	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	463	1978	2011
4th Street Health Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	469	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	466	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	358	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	213	2012	2012
CTR Partnership, L.P.	Pristine Senior Living of Dayton-Centerville	Dayton, OH	—	3,912	22,458	—	3,912	22,458	26,370	140	2007	2015
CTR Partnership, L.P.	Pristine Senior Living of Willard	Willard, OH	—	143	11,097	—	143	11,097	11,240	69	1985	2015
CTR Partnership, L.P.	Pristine Senior Living of Middletown	Middletown, OH	—	990	7,484	—	990	7,484	8,474	47	1985	2015
			12,750	10,220	83,648	9,791	10,220	93,439	103,659	12,036
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	905	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	2,202	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	230	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	429	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	603	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	444	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	1,187	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	396	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	221	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	415	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	408	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	157	1995	2013
CTR Partnership, L.P.	Lily & Syringa ALF	Idaho Falls, ID	—	70	2,674	—	70	2,674	2,744	72	1995	2014
CTR Partnership, L.P.	Caring Hearts	Pocatello, ID	—	80	3,404	—	80	3,404	3,484	93	2008	2014
CTR Partnership, L.P.	Turtle & Crain ALF	Idaho Falls, ID	—	110	5,427	—	110	5,427	5,537	147	2013	2014
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	—	430	6,714	7,144	168	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,114	—	250	6,114	6,364	153	2011	2014
CTR Partnership, L.P.	Bristol Court Assisted Living	Saint Petersburg, FL	—	645	7,322	—	645	7,322	7,967	92	2010	2015
CTR Partnership, L.P.	Asbury Place Assisted Living	Pensacola, FL	—	212	4,992	—	212	4,992	5,204	41	1997	2015

			—	13,947	71,076	4,211	13,947	75,287	89,234	8,363
Independent Living Properties:
Hillendahl Health Holdings LLC	Cottages at Golden Acres	Dallas, TX	—	315	1,769	271	315	2,040	2,355	596	1984	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	125	411	2,437	2,848	532	1994	2011
Hillview Health Holdings LLC	Lakeland Hills ALF	Dallas, TX	—	680	4,872	730	680	5,602	6,282	979	1996	2011
			—	1,406	8,953	1,126	1,406	10,079	11,485	2,107
			$95,022	$92,321	$530,080	$96,363	$91,311	$627,453	$718,764	$97,667

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(dollars in thousands)

	Year Ended December 31,
Real estate:	2015	2014	2013
Balance at the beginning of the period	$492,486	$456,052	$410,009
Acquisitions	226,078	25,252	35,656
Improvements	230	12,162	10,387
Assets not transferred to CareTrust	—	(980)	—
Sales of vacant land	(30)	—	—
Balance at the end of the period	$718,764	$492,486	$456,052
Accumulated depreciation:
Balance at the beginning of the period	$(78,897)	$(62,572)	$(47,877)
Depreciation expense	(18,770)	(16,325)	(14,695)
Balance at the end of the period	$(97,667)	$(78,897)	$(62,572)