Form 10-K/A
period 2015-12-31
CareTrust REIT, Inc.
filed 2016-03-16
CIK 1590717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Large accelerated filer		Accelerated filer	☒

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of CareTrust REIT, Inc. (the “Company”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2016 (the “Original 2015 Form 10-K”). The purpose of this Amendment is to amend Part IV, Item 15 of the Original 2015 Form 10-K to provide audited financial statements of Pristine Senior Living, LLC, the guarantor of a significant tenant of the Company, as of December 31, 2015 and for October 1, 2015 through December 31, 2015. The complete text of Part IV, Item 15 is set forth herein.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment in Part IV, Item 15.

Except as set forth in this Amendment, no other changes have been made to the Original 2015 Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 2015 Form 10-K, and it does not modify or update in any way the disclosures contained in the Original 2015 Form 10-K, which speak as of the date of the Original 2015 Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original 2015 Form 10-K and the Company’s other SEC filings subsequent to the filing of the Original 2015 Form 10-K.

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

(a)(3)	Exhibits

2.1	Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 2.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 13, 2015, by and among CTR Partnership, L.P. and the entities party thereto as sellers (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 30, 2015, by and among CTR Partnership, L.P. and the entities party thereto as sellers (incorporated by reference to Exhibit 10.2 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

3.2	Amended and Restated Bylaws of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.2 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

4.1	Indenture, dated as of May 30, 2014, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

4.2	Form of 2021 Note (included in Exhibit 4.1 above).

4.3	Specimen Stock Certificate of CareTrust REIT, Inc. (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014).

10.1	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.2	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Ensign Master Leases (incorporated by reference to Exhibit 10.2 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.3	Master Lease, dated as of July 30, 2015, by and among CTR Partnership, L.P. and the entities party thereto as tenants (incorporated by reference to Exhibit 10.3 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015).

10.4	Guaranty of Master Lease, dated as of July 30, 2015, by Pristine Senior Living, LLC, Christopher T. Cook, and Stephen Ryan in favor of CTR Partnership, L.P. (incorporated by reference to Exhibit 10.4 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

10.5	Nomination Agreement, dated as of July 30, 2015, by and among CTR Partnership, L.P., Pristine Senior Living of Mansfield, LLC and Pristine Senior Living of Fremont, LLC. (incorporated by reference to Exhibit 10.5 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015, is incorporated herein by reference).

10.6	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.3 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.7	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.4 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.8	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.5 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.9	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.6 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.10	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc. (incorporated by reference to Exhibit 10.7 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.11	Credit and Guaranty Agreement, dated August 5, 2015, by and among CareTrust REIT, Inc., CareTrust GP, LLC, CTR Partnership, L.P., certain of its wholly owned subsidiaries, KeyBank National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 6, 2015).

10.12	First Amendment to Credit and Guaranty Agreement, dated February 1, 2016, by and among CareTrust REIT, Inc., CTR Partnership, L.P., the other guarantors therein and KeyBank National Association, as administrative agent, and the other lenders party thereto (which includes as Annex A thereto an amended and restatement of the Credit and Guaranty Agreement) (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on February 4, 2016).

10.13	Fifth Amended and Restated Loan Agreement, dated as of May 30, 2014, by and among certain subsidiaries of CareTrust REIT, Inc. as borrowers, and General Electric Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.10 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.14	Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.15	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

10.16	Amended and Restated Partnership Agreement of CTR Partnership, L.P. (incorporated by reference to Exhibit 3.4 to CareTrust REIT, Inc.’s Registration Statement on Form S-4, filed on August 28, 2014).

+10.17	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.18	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

†21.1	List of Subsidiaries of CareTrust REIT, Inc.

†23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

†23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*23.3	Consent of Bradley Associates, P.C.

†31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Financial Statements of Pristine Senior Living, LLC as of December 31, 2015 and for October 1, 2015 through December 31, 2015.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Included as like-numbered exhibit to the Original 2015 Form 10-K.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/s/ GREGORY K. STAPLEY
Gregory K. Stapley
President and Chief Executive Officer

Dated: March 16, 2016