Form 10-Q
period 2016-03-31
CareTrust REIT, Inc.
filed 2016-05-11
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 10, 2016, there were 57,914,049 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
Assets:
Real estate investments, net	$722,217	$645,614
Other real estate investments	8,731	8,477
Cash and cash equivalents	4,663	11,467
Accounts receivable	2,227	2,342
Prepaid expenses and other assets	2,072	2,083
Deferred financing costs, net	3,598	3,183
Total assets	$743,508	$673,166
Liabilities and Equity:
Senior unsecured notes payable, net	$254,495	$254,229
Senior unsecured term loan, net	99,361	—
Unsecured revolving credit facility	5,000	45,000
Mortgage notes payable, net	—	94,676
Accounts payable and accrued liabilities	10,696	9,269
Dividends payable	9,845	7,704
Total liabilities	379,397	410,878
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 57,454,822 and 47,664,742 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	575	477
Additional paid-in capital	516,285	410,217
Cumulative distributions in excess of earnings	(152,749)	(148,406)
Total equity	364,111	262,288
Total liabilities and equity	$743,508	$673,166
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental income (related party rental income of $0 and $14,000 for the three months ended March 31, 2016 and 2015, respectively – Note 6)	$20,897	$14,842
Tenant reimbursements (related party tenant reimbursements of $0 and $1,206 for the three months ended March 31, 2016 and 2015, respectively – Note 6)	1,797	1,258
Independent living facilities	681	635
Interest and other income	254	223
Total revenues	23,629	16,958
Expenses:
Depreciation and amortization	7,293	5,599
Interest expense	6,187	5,901
Property taxes	1,797	1,258
Independent living facilities	620	602
General and administrative	2,230	1,560
Total expenses	18,127	14,920
Net income	$5,502	$2,038
Earnings per common share:
Basic	$0.11	$0.06
Diluted	$0.11	$0.06
Weighted-average number of common shares:
Basic	48,101	31,317
Diluted	48,101	31,317
Dividends declared per common share	$0.17	$0.16
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2014	31,251,157	$313	$246,041	$(132,892)	$113,462
Issuance of common stock, net	16,330,000	163	162,800	—	162,963
Vesting of restricted common stock, net of shares withheld for employee taxes	83,585	1	(146)	—	(145)
Amortization of stock-based compensation	—	—	1,522	—	1,522
Common dividends ($0.64 per share)	—	—	—	(25,548)	(25,548)
Net income	—	—	—	10,034	10,034
Balance at December 31, 2015	47,664,742	477	410,217	(148,406)	262,288
Issuance of common stock, net	9,775,000	98	105,637	—	105,735
Vesting of restricted common stock	15,080	—	—	—	—
Amortization of stock-based compensation	—	—	431	—	431
Common dividends ($0.17 per share)	—	—	—	(9,845)	(9,845)
Net income	—	—	—	5,502	5,502
Balance at March 31, 2016	57,454,822	$575	$516,285	$(152,749)	$364,111
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,502	$2,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,293	5,599
Amortization of deferred financing costs	556	547
Write-off of deferred financing costs	326	—
Amortization of stock-based compensation	431	366
Noncash interest income	(254)	(223)
Change in operating assets and liabilities:
Accounts receivable	115	(42)
Accounts receivable due from related party	—	322
Prepaid expenses and other assets	12	50
Accounts payable and accrued liabilities	1,013	2,398
Net cash provided by operating activities	14,994	11,055
Cash flows from investing activities:
Acquisitions of real estate	(68,000)	(17,499)
Improvements to real estate	(27)	(74)
Purchases of equipment, furniture and fixtures	(17)	(63)
Escrow deposits for acquisition of real estate	(15,730)	(500)
Net cash used in investing activities	(83,774)	(18,136)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	106,026	—
Proceeds from the issuance of senior unsecured term loan	100,000	—
Borrowings under unsecured credit facility	52,000	—
Payments on unsecured credit facility	(92,000)	—
Payments on the mortgage notes payable	(95,022)	(685)
Payments of deferred financing costs	(1,324)	(14)
Dividends paid on common stock	(7,704)	(3,946)
Net cash provided by (used in) financing activities	61,976	(4,645)
Net decrease in cash and cash equivalents	(6,804)	(11,726)
Cash and cash equivalents beginning of period	11,467	25,320
Cash and cash equivalents end of period	$4,663	$13,594
Supplemental disclosures of cash flow information:
Interest paid	$2,103	$1,537
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$2,141	$1,104
Increase in offering costs payable	$291	$—
Application of escrow deposit to acquisition of real estate	$1,250	$500
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
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
Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2016, the Company owned and leased to independent operators, including Ensign, 134 skilled nursing, assisted living and independent living facilities which had a total of 13,214 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Minnesota, Nebraska, Nevada, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities which had a total of 264 units located in Texas and Utah. As of March 31, 2016, the Company also had one other real estate investment, consisting of an $8.7 million preferred equity investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the leased skilled nursing, assisted living and independent living facilities and (ii) the operations of the three independent living facilities.
Management believes that the assumptions and estimates used in preparation of the underlying condensed consolidated financial statements are reasonable.
The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years
Identified intangible assets	Shorter of lease term or expected useful life

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
Impairment of Long-Lived Assets—At each reporting period, management evaluates the Company’s real estate investments for impairment indicators, including the evaluation of its assets’ useful lives. Management also assesses the carrying value of the Company’s real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.
If the Company decides to sell real estate properties, it evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell.
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
Other Real Estate Investments — Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return. As the preferred member of any joint venture in which the Company has an investment, the Company is not entitled to share in such joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption.
The Company periodically evaluates each of its other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.
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
Deferred Financing Costs—External costs incurred from placement of the Company's debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in the Company's condensed consolidated income statements. Accumulated amortization of deferred financing costs was $2.6 million and $3.3 million at March 31, 2016 and December 31, 2015, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company's condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the three months ended March 31, 2016 and 2015, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If the Company's evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. The Company did not reserve any receivables as of March 31, 2016 or December 31, 2015.
Income Taxes—The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it has been organized and has operated, and the Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.4 million and $0.4 million for the three months ended March 31, 2016, and 2015, respectively.
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
Recently Issued Accounting Standards— In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of its new revenue recognition standard by one year. The standard will be effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently assessing the impact of adopting ASU No. 2014-09 but does not believe it will have a material effect on income from operations or the Company’s financial position.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10) (“ASU No. 2016-01”).  ASU No. 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU No. 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU No. 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU No. 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU No. 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).  ASU No. 2016-02 supersedes guidance related to accounting for leases. ASU No. 2016-02 updates guidance around the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of ASU No. 2016-02 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU No. 2016-02 does not fundamentally change lessor accounting. However, some changes have been made to lessor accounting to conform and align the guidance in ASU No. 2016-02 with the lessee guidance and other areas within GAAP. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact adoption will have on its consolidated financial statements.
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
In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU No. 2015-15”). ASU No. 2015-15 was issued by the FASB in response to questions that arose after the issuance of ASU No. 2015-03, to incorporate a Securities and Exchange Commission ("SEC") staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. ASU No. 2015-15 was effective upon announcement.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015. The adoption of ASU No. 2015-02 did not have a significant impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). ASU No. 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2015-16 did not have a significant impact on the Company's consolidated financial statements.

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize our investment in owned properties at March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Land	$95,247	$91,311
Buildings and improvements	687,500	627,453
Integral equipment, furniture and fixtures	58,424	54,388
Identified intangible assets	1,397	—
Escrowed cash for April 1, 2016 acquisition (Note 14)	14,480	—
Real estate investments	857,048	773,152
Accumulated depreciation and amortization	(134,831)	(127,538)
Real estate investments, net	$722,217	$645,614

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2016, 94 of the Company’s 137 facilities were leased to subsidiaries of Ensign under eight master leases (the "Ensign Master Leases") which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. The annual revenues from the Ensign Master Leases are $56.0 million during each of the first two years of the Ensign Master Leases. Commencing on June 1, 2016, the annual revenues from the Ensign Master Leases will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of March 31, 2016, 40 of the Company's 137 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI.
The Company's three remaining properties are the independent living facilities that the Company owns and operates.
Escrowed cash represents cash in escrow for an asset acquisition that closed on April 1, 2016. See further discussion in Note 14, Subsequent Events.
The Company has only one identified intangible asset which relates to a below market ground lease resulting from a recent acquisition. This ground lease has a remaining term of 81 years.
As of March 31, 2016, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
Remaining 2016	$64,737
2017	86,327
2018	86,328
2019	86,328
2020	86,328
Thereafter	812,275
$1,222,323

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:
New Haven Assisted Living, LLC
In February 2016, the Company acquired New Haven of San Angelo, an assisted living and memory care facility located in San Angelo, Texas, for $4.9 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with New Haven Assisted Living, LLC. The lease carries an initial term of 12.5 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.4 million following this acquisition.

Trillium Healthcare Group, LLC
In February 2016, the Company acquired a portfolio of nine skilled nursing facilities in Iowa which includes 518 skilled nursing beds for $32.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Trillium Healthcare Group, LLC. The amended lease carries a remaining term of 15 years with two five-year renewal options and CPI-based rent escalators. The base rent under the amended master lease increased by $3.2 million per year following this acquisition. In March 2016, the Company acquired Cedar Falls Health Care Center, an 82-bed skilled nursing facility located in Cedar Falls, Iowa, for approximately $5.0 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company further amended its triple-net master lease with

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Trillium Healthcare Group, LLC. The Company anticipates additional initial annual lease revenues of approximately $0.5 million following this acquisition.
Priority Life Care, LLC

In March 2016, the Company acquired three assisted living facilities located in Baltimore, Maryland, Fort Wayne, Indiana and West Allis, Wisconsin, for $21.1 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with Priority Life Care, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.8 million following this acquisition.
Better Senior Living Consulting, LLC

In March 2016, the Company acquired a 74-unit assisted living facility located in Fort Myers, Florida, for $5.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Better Senior Living Consulting, LLC (the "BSLC Master Lease"). The BSLC Master Lease carries a remaining term of 14 years with two five-year renewal options and CPI-based rent escalators. The base rent under the amended master lease increased by $0.5 million per year.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yields 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado that will be constructed on a five-acre site. In connection with its investment, CareTrust obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project is expected to be completed in mid-2016.
During the three months ended March 31, 2016 and 2015, respectively, the Company recognized $0.3 million and $0.2 million of interest income and these unpaid amounts were added to the outstanding carrying value of the investment.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	$7,500	$8,731	$8,731	$7,500	$8,477	$8,477
Financial liabilities:
Senior unsecured notes payable	$260,000	$254,495	$262,600	$260,000	$254,229	$263,575
Mortgage notes payable	$—	$—	$—	$95,022	$94,676	$97,067
Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Preferred equity investment: The carrying amount is accounted for at the unpaid principal balance, plus accrued return, net of reserves, assuming a hypothetical liquidation of the book value of the joint venture. The fair value of the preferred equity investment is estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value and other credit enhancements. In future periods, the fair value of the preferred equity investment may not be equal to the carrying amount.
Senior unsecured notes payable: The fair value of the senior unsecured notes payable was determined using third-party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.
Mortgage notes payable: The fair value of the Company’s notes payable were estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measured fair value using (i) a valuation technique that used the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that was consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classified these inputs as Level 3 inputs.

6. RELATED PARTY TRANSACTIONS
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
Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen's tenure on our board are considered related party in nature. For the three months ended March 31, 2015, the Company recognized $14.0 million in rental income from Ensign while Mr. Christensen sat on the Board of the Company as well as and $1.2 million of tenant reimbursements. After April 15, 2015, the effective date of Mr. Christensen's resignation from our board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.

7. DEBT
The following table summarizes the balance of our indebtedness as of March 31, 2016 and December 31, 2015 (in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	March 31, 2016			December 31, 2015
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value

Senior unsecured notes payable	$260,000	$(5,505)	$254,495	$260,000	$(5,771)	$254,229
Senior unsecured term loan	100,000	(639)	99,361	—	—	—
Unsecured revolving credit facility	5,000	—	5,000	45,000	—	45,000
Mortgage notes payable	—	—	—	$95,022	$(346)	94,676
	$365,000	$(6,144)	$358,856	$400,022	$(6,117)	$393,905
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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and certain of the Company’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 13, Summarized Condensed Consolidating Information.
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
As of March 31, 2016, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

initially provided for an unsecured asset-based revolving credit facility (the “Credit Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. A portion of the proceeds of the Credit Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto. On February 1, 2016, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Facility were increased by $100.0 million to $400.0 million, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan”) was funded, and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Credit Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness under the Fifth Amended and Restated Loan Agreement, dated May 30, 2014 (the “GECC Loan”), with General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (the “Refinancing”). The Company currently expects to use borrowings under the Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes.
As of March 31, 2016, there was $5.0 million outstanding under the Credit Facility.
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
Pursuant to the Amendment, the interest rates applicable to term loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.95% to 1.60% per annum or LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt).
The Credit Facility and Term Loan are guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Credit Agreement (other than the Operating Partnership). The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of March 31, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
GECC Loan
Ten of the Company's properties were subject to secured mortgage indebtedness which it assumed in connection with the Spin-Off. On February 1, 2016, the GECC Loan was paid off in conjunction with the Refinancing.
Interest Expense

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

During the three months ended March 31, 2016, the Company incurred $6.2 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs and a $0.3 million write-off of deferred financing fees associated with the Refinancing. During the three months ended March 31, 2015, the Company incurred $5.9 million of interest expense. Included in interest expense was $0.5 million of amortization of deferred financing costs. As of March 31, 2016 and December 31, 2015, the Company’s interest payable was $5.1 million and $1.9 million, respectively.

8. EQUITY
Common Stock
Offering of Common Stock—On March 28, 2016, the Company completed an underwritten public offering of 9.78 million newly issued shares of its common stock pursuant to an effective registration statement. The Company estimates net proceeds of $105.7 million from the offering, after giving effect to the issuance and sale of all 9.78 million shares of common stock (which included 1.28 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $11.35 per share.
Dividends on Common Stock—During the first quarter of 2016, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on April 15, 2016 to stockholders of record as of March 31, 2016.

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
Restricted Stock Awards — In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the three months ended March 31, 2016, 16,800 shares vested or were forfeited. At March 31, 2016, there were 72,030 unvested restricted stock awards outstanding.
During the three months ended March 31, 2016 and 2015, the Company recognized $0.4 million and $0.4 million of stock-based compensation expense, respectively. As of March 31, 2016, there was $3.2 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 3 years.

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2016 and 2015, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$5,502	$2,038
Less: Net income allocated to participating securities	(78)	(36)
Numerator for basic and diluted earnings available to common stockholders	$5,424	$2,002
Denominator:
Weighted-average basic common shares outstanding	48,101	31,317
Weighted-average diluted common shares outstanding	48,101	31,317

Earnings per common share, basic	$0.11	$0.06
Earnings per common share, diluted	$0.11	$0.06
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per share for both the three months ended March 31, 2016 and 2015, as their inclusion would have been anti-dilutive.

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

12. CONCENTRATION OF RISK
Major operator concentration – As of March 31, 2016, Ensign leased 94 skilled nursing, assisted living and independent living facilities which had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona.
Additionally, on October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs. The Company has leased these 14 facilities to subsidiaries of Pristine Senior Living ("Pristine") pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five-year renewal options and no purchase options. The annual revenues from the Pristine master lease are $17.0 million and will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine and two of its principals.
Ensign’s financial statements can be found at Ensign’s website http://www.ensigngroup.net.

13. SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
The 5.875% Senior Notes due 2021 issued by the CTR Partnership, L.P. and CareTrust Capital Corp. on May 30, 2014 are jointly and severally, fully and unconditionally, guaranteed by CareTrust REIT, Inc., as the parent guarantor (the “Parent Guarantor”), and certain 100% owned subsidiaries of the Parent Guarantor other than the Issuers (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”), subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor is sold or sells all or substantially all of its assets, the Subsidiary Guarantor is designated “unrestricted” for covenant purposes under the indenture governing the Notes, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the Indenture have been satisfied.
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

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the
Parent Guarantor, the Issuers, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries with respect to the Notes. This summarized financial information has been prepared from the financial statements of the Company and the books and records maintained by the Company.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$337,902	$344,078	$40,237	$—	$722,217
Other real estate investments	—	—	8,731	—	—	8,731
Cash and cash equivalents	—	4,663	—	—	—	4,663
Accounts receivable	—	1,134	1,021	72	—	2,227
Prepaid expenses and other assets	—	2,068	4	—	—	2,072
Deferred financing costs, net	—	3,598	—	—	—	3,598
Investment in subsidiaries	374,247	373,655	—	—	(747,902)	—
Intercompany	—	18,743	70,304	—	(89,047)	—
Total assets	$374,247	$741,763	$424,138	$40,309	$(836,949)	$743,508
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$254,495	$—	$—	$—	$254,495
Senior unsecured term loan, net	—	99,361	—	—	—	99,361
Unsecured revolving credit facility	—	5,000	—	—	—	5,000
Accounts payable and accrued liabilities	291	8,660	1,673	72	—	10,696
Dividends payable	9,845	—	—	—	—	9,845
Intercompany	—	—	—	89,047	(89,047)	—
Total liabilities	10,136	367,516	1,673	89,119	(89,047)	379,397
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 57,454,822 shares issued and outstanding as of March 31, 2016	575	—	—	—	—	575
Additional paid-in capital	516,285	365,250	374,660	(52,899)	(687,011)	516,285
Cumulative distributions in excess of earnings	(152,749)	8,997	47,805	4,089	(60,891)	(152,749)
Total equity	364,111	374,247	422,465	(48,810)	(747,902)	364,111
Total liabilities and equity	$374,247	$741,763	$424,138	$40,309	$(836,949)	$743,508

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$6,897	$11,275	$2,725	$—	$20,897
Tenant reimbursements	—	566	1,099	132	—	1,797
Independent living facilities	—	—	681	—	—	681
Interest and other income	—	—	254	—	—	254
Total revenues	—	7,463	13,309	2,857	—	23,629
Expenses:
Depreciation and amortization	—	2,146	4,433	714	—	7,293
Interest expense	—	5,372	—	815	—	6,187
Property taxes	—	566	1,099	132	—	1,797
Independent living facilities	—	—	620	—	—	620
General and administrative	433	1,731	49	17	—	2,230
Total expenses	433	9,815	6,201	1,678	—	18,127
Income in Subsidiary	5,935	8,287	—	—	(14,222)	—
Net income	$5,502	$5,935	$7,108	$1,179	$(14,222)	$5,502

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$842	$11,275	$2,725	$—	$14,842
Tenant reimbursements	—	52	1,090	116	—	1,258
Independent living facilities	—	—	635	—	—	635
Interest and other income	—	—	223	—	—	223
Total revenues	—	894	13,223	2,841	—	16,958
Expenses:
Depreciation and amortization	—	295	4,544	760	—	5,599
Interest expense	—	4,492	8	1,401	—	5,901
Property taxes	—	52	1,090	116	—	1,258
Independent living facilities	—	—	602	—	—	602
General and administrative	—	1,560	—	—	—	1,560
Total expenses	—	6,399	6,244	2,277	—	14,920
Income in Subsidiary	2,038	7,543	—	—	(9,581)	—
Net income	$2,038	$2,038	$6,979	$564	$(9,581)	$2,038

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2)	$2,013	$11,193	$1,790	$—	$14,994
Cash flows from investing activities:
Acquisitions of real estate	—	(68,000)	—	—	—	(68,000)
Improvements to real estate	—	—	(27)	—	—	(27)
Purchases of equipment, furniture, and fixtures	—	—	(17)	—	—	(17)
Escrow deposit for acquisition of real estate	—	(15,730)	—	—	—	(15,730)
Distribution from subsidiary	7,704	—	—	—	(7,704)	—
Intercompany financing	(106,024)	(82,083)	—	—	188,107	—
Net cash used in investing activities	(98,320)	(165,813)	(44)	—	180,403	(83,774)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	106,026	—	—	—	—	106,026
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	—	100,000
Borrowings under unsecured credit facility	—	52,000	—	—	—	52,000
Payments on unsecured credit facility	—	(92,000)	—	—	—	(92,000)
Payments on the mortgage notes payable	—	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,324)	—	—	—	(1,324)
Dividends paid on common stock	(7,704)	—	—	—	—	(7,704)
Distribution to Parent	—	(7,704)	—	—	7,704	—
Intercompany financing	—	106,024	(11,149)	93,232	(188,107)	—
Net cash provided by (used in) financing activities	98,322	156,996	(11,149)	(1,790)	(180,403)	61,976
Net decrease in cash and cash equivalents	—	(6,804)	—	—	—	(6,804)
Cash and cash equivalents beginning of period	—	11,467	—	—	—	11,467
Cash and cash equivalents end of period	$—	$4,663	$—	$—	$—	$4,663

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(824)	$10,496	$1,383	$—	$11,055
Cash flows from investing activities:
Acquisition of real estate	—	(17,499)	—	—	—	(17,499)
Improvements to real estate	—	(19)	(55)	—	—	(74)
Purchases of equipment, furniture, and fixtures	—	(7)	(56)	—	—	(63)
Escrow deposit for acquisition of real estate	—	(500)	—	—	—	(500)
Distribution from subsidiary	3,946	—	—	—	(3,946)	—
Intercompany financing	—	11,083	—	—	(11,083)	—
Net cash provided by (used in) investing activities	3,946	(6,942)	(111)	—	(15,029)	(18,136)
Cash flows from financing activities:
Payments on mortgage notes payable	—	—	(25)	(660)	—	(685)
Payments of deferred financing costs	—	(14)	—	—	—	(14)
Dividends paid on common stock	(3,946)	—	—	—	—	(3,946)
Distribution to Parent	—	(3,946)	—	—	3,946	—
Intercompany financing	—	—	(10,360)	(723)	11,083	—
Net cash (used in) provided by financing activities	(3,946)	(3,960)	(10,385)	(1,383)	15,029	(4,645)
Net decrease in cash and cash equivalents	—	(11,726)	—	—	—	(11,726)
Cash and cash equivalents beginning of period	—	25,320	—	—	—	25,320
Cash and cash equivalents end of period	$—	$13,594	$—	$—	$—	$13,594

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
In April 2016, the Company acquired Victory Park Nursing Home, a 55-bed skilled nursing facility, and Victoria Retirement Community, a skilled nursing and assisted living campus with 90 skilled nursing beds and 69 assisted living beds, both located in Cincinnati, Ohio, for approximately $15.2 million, inclusive of estimated transaction costs, and intends to account for this investment as an asset acquisition. In connection with the acquisition, the Company amended its triple-net master lease with Pristine Senior Living. The Company anticipates additional initial annual lease revenues of approximately $1.4 million following this acquisition.

In May 2016, the Company acquired Shaw Mountain at Cascadia, a 98-bed skilled nursing facility located in Boise, Idaho, for approximately $8.9 million, inclusive of estimated transaction costs, and intends to account for this investment as an asset acquisition. In connection with the acquisition, the Company entered into a triple-net master lease with Cascadia Healthcare, LLC. The Company anticipates initial annual lease revenues of approximately $0.9 million following this acquisition.
In May 2016, the Company acquired English Meadows Elks' Home, a 175-unit independent and asisted living campus located in Bedford, Virginia, for approximately $10.0 million, inclusive of estimated transaction costs, and intends to account for this investment as an asset acquisition. In connection with the acquisition, the Company amended its triple-net master lease with Twenty/20 Management, Inc. The Company anticipates additional initial annual lease revenues of approximately $0.8 million following this acquisition.
In May 2016, the Company acquired Croatan Village, a 46-unit assisted living and memory care facility located in New Bern, North Carolina, and Countryside Village, a 21-unit memory care facility located in Pikeville, North Carolina, for approximately $11.8 million, inclusive of estimated transaction costs, and intends to account for this investment as an asset acquisition. In connection with the acquisition, the Company entered into a triple-net master lease with Premier Senior Living, LLC. The Company anticipates initial annual lease revenues of approximately $1.0 million following this acquisition.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off; (ii) the ability and willingness of Ensign to meet and/or perform its obligations under the contractual arrangements that it entered into with us in connection with the Spin-Off, including the Ensign Master Leases (as defined below), and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to qualify or maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of Part II of this report.
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT, Inc. (“CareTrust”, the “Company”, "we", "our", or "us") was formed on October 29, 2013, as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of March 31, 2016, we owned and leased to independent operators, including Ensign, 134 skilled nursing ("SNFs"), assisted living ("ALFs") and independent living ("ILFs") facilities which had a total of 13,214 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Minnesota, Nebraska, Nevada, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of March 31, 2016, we also had one other real estate investment, consisting of an $8.7 million preferred equity investment.
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

Recent Transactions

Offering of Common Stock

On March 28, 2016, we completed an underwritten public offering of 9.78 million newly issued shares of our common stock pursuant to an effective registration statement. We received estimated net proceeds of $105.7 million from the offering, after giving effect to the issuance and sale of all 9.78 million shares of common stock (which included 1.28 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $11.35 per share.

Unsecured Revolving Credit Facility and Term Loan

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

Recent Acquisitions

From January 1, 2016 through May 10, 2016, we acquired an additional 21 properties, comprising 8 assisted living facilities and 12 skilled nursing facilities and 1 skilled nursing facility campus, for approximately $115.3 million inclusive of estimated transaction costs. See Note 3, Real Estate Investments, Net and Note 14, Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations
Operating Results
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2016	2015
	(dollars in thousands)
Revenues:
Rental income	$20,897	$14,842	$6,055	41%
Tenant reimbursements	1,797	1,258	539	43%
Independent living facilities	681	635	46	7%
Interest and other income	254	223	31	14%
Expenses:
Depreciation and amortization	7,293	5,599	1,694	30%
Interest expense	6,187	5,901	286	5%
Property taxes	1,797	1,258	539	43%
Independent living facilities	620	602	18	3%
General and administrative	2,230	1,560	670	43%

*	not meaningful
Rental income. Rental income was $20.9 million for the three months ended March 31, 2016 compared to $14.8 million for the three months ended March 31, 2015. The $6.1 million increase in rental income is due to new investments made after January 1, 2015.
Independent living facilities. Revenues from our three ILFs that we own and operate were $681,000 for the three months ended March 31, 2016 compared to $635,000 for the three months ended March 31, 2015. The $46,000 increase was primarily due to increased occupancy at the facilities and a higher average rental rate per unit. Expenses were $620,000 for the three months ended March 31, 2016 compared to $602,000 for the three months ended March 31, 2015. The $18,000 increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income increased $31,000 for the three months ended March 31, 2016 to $254,000 compared to $223,000 for the three months ended March 31, 2015. The increase was due to a greater balance of the preferred equity at December 31, 2015 compared to the balance at December 31, 2014.
Depreciation and amortization. Depreciation and amortization expense increased $1.7 million or 30% for the three months ended March 31, 2016 to $7.3 million compared to $5.6 million for the three months ended March 31, 2015. The $1.7 million increase in depreciation and amortization was due to new investments made after January 1, 2015.
Interest expense. Interest expense increased $286,000 or 5% for the three months ended March 31, 2016 to $6.2 million compared to $5.9 million for the three months ended March 31, 2015. The increase was due primarily to $420,000 of interest expense incurred in the three months ending March 31, 2016 resulting from new borrowings under our unsecured credit facility, $414,000 of interest expense from our new unsecured term loan and a $326,000 write-off of deferred financing fees associated with the payoff and termination of GECC loan, partially offset by a decrease of $880,000 in interest expense resulting from the pay off of the GECC loan.
General and administrative expense. General and administrative expense increased $0.6 million for the three months ended March 31, 2016 to $2.2 million compared to $1.6 million for the three months ended March 31, 2015. The $0.6 million increase is primarily related to higher cash and non-cash wages as well as increased staffing.

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

During the quarter, we issued 9.78 million shares of our common stock for net proceeds, before expenses, of $106.2 million and refinanced our Credit Agreement (as defined below), including entering into a new $100.0 million term loan and using approximately $95.0 million of the proceeds to pay off and terminate our then-existing secured mortgage indebtedness. As of March 31, 2016, there was $5.0 million outstanding under the Credit Facility (as defined below). See Note 7, Debt, and Note 8, Equity, in the Notes to Condensed Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows and the availability under our Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$14,994	$11,055
Net cash used in investing activities	(83,774)	(18,136)
Net cash provided by (used in) financing activities	61,976	(4,645)
Net decrease in cash and cash equivalents	(6,804)	(11,726)
Cash and cash equivalents at beginning of period	11,467	25,320
Cash and cash equivalents at end of period	$4,663	$13,594
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net cash provided by operating activities for the three months ended March 31, 2016 was $15.0 million compared to $11.1 million for the three months ended March 31, 2015, an increase of $3.9 million. The increase was primarily due to an increase in net income of $3.5 million and noncash income and expenses of $2.1 million offset by a $1.6 million change in operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2016 was $83.8 million compared to $18.1 million for the three months ended March 31, 2015, an increase of $65.6 million. The increase was primarily the result of a $65.7 million increase in acquisitions and deposits for acquisitions.

Net cash provided by (used in) financing activities for the three months ended March 31, 2016 was $62.0 million compared to $(4.6) million for the three months ended March 31, 2015, an increase of $66.6 million. This increase was due to net proceeds of $106.0 million from our offering of common stock and $152.0 million of new borrowings offset by $186.3 million in debt repayment, $1.3 million in new deferred financing fees and an increase in dividends paid of $3.8 million.

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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust and certain of CareTrust’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 13, Summarized Condensed Consolidating Information.
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
As of March 31, 2016, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Revolving Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto.
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
As of March 31, 2016, there was $5.0 million outstanding under the Credit Facility.
The Credit Agreement has a maturity date of August 5, 2019, and includes two six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
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
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt).
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
As of March 31, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
General Electric Capital Corporation Loan
Ten of our properties were subject to secured mortgage indebtedness to the GECC Loan, which we assumed in connection with the Spin-Off. As of February 1, 2016, in connection with the Amendment, the GECC Loan was paid off and terminated as part of the GECC Refinancing.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments at March 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$344,013	$15,275	$30,550	$30,550	$267,638
Senior unsecured term loan (2)	117,260	2,523	5,046	5,053	104,638
Credit facility (3)	8,724	1,117	2,234	5,373	—
Operating lease	528	130	273	125	—
Total	$470,525	$19,045	$38,103	$41,101	$372,276

(1)	Amounts include interest payments of $84.0 million.

(2)	Amounts include interest payments of $17.3 million.

(3)	The Credit Facility includes payments related to the unused credit facility fee due on the amount of unused borrowings.
Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the Ensign Master Leases, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 11, 2016, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. At March 31, 2016, we had $5.0 million of outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries. Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). At March 31, 2016, we had a $100.0 million Term Loan outstanding.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $0.3 million for the three months ended March 31, 2016.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
None of the Company or any of its subsidiaries is a party to, and none of their respective properties are the subject of, any material legal proceedings.

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

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

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
May 11, 2016	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

May 11, 2016	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)