Form 10-Q
period 2016-06-30
CareTrust REIT, Inc.
filed 2016-08-08
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 5, 2016, there were 57,895,774 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets:
Real estate investments, net	$776,227	$645,614
Other real estate investments	8,992	8,477
Cash and cash equivalents	9,644	11,467
Accounts receivable	4,085	2,342
Prepaid expenses and other assets	1,197	2,083
Deferred financing costs, net	3,333	3,183
Total assets	$803,478	$673,166
Liabilities and Equity:
Senior unsecured notes payable, net	$254,762	$254,229
Senior unsecured term loan, net	99,382	—
Unsecured revolving credit facility	68,000	45,000
Mortgage notes payable, net	—	94,676
Accounts payable and accrued liabilities	9,633	9,269
Dividends payable	9,847	7,704
Total liabilities	441,624	410,878
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 57,548,876 and 47,664,742 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	575	477
Additional paid-in capital	516,243	410,217
Cumulative distributions in excess of earnings	(154,964)	(148,406)
Total equity	361,854	262,288
Total liabilities and equity	$803,478	$673,166
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income (related party rental income of $0 and $2,308 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $16,308 for the six months ended June 30, 2016 and 2015, respectively – Note 6)	$22,781	$15,249	$43,678	$30,091
Tenant reimbursements (related party tenant reimbursements of $0 and $200 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $1,406 for the six months ended June 30, 2016 and 2015, respectively – Note 6)	1,929	1,288	3,726	2,546
Independent living facilities	730	607	1,411	1,242
Interest and other income	261	232	515	455
Total revenues	25,701	17,376	49,330	34,334
Expenses:
Depreciation and amortization	7,892	5,679	15,185	11,278
Interest expense	5,440	5,989	11,627	11,890
Property taxes	1,929	1,288	3,726	2,546
Independent living facilities	598	566	1,218	1,168
General and administrative	2,211	1,588	4,441	3,148
Total expenses	18,070	15,110	36,197	30,030
Net income	$7,631	$2,266	$13,133	$4,304
Earnings per common share:
Basic	$0.13	$0.07	$0.25	$0.13
Diluted	$0.13	$0.07	$0.25	$0.13
Weighted-average number of common shares:
Basic	57,478	31,278	52,789	31,268
Diluted	57,478	31,278	52,789	31,268
Dividends declared per common share	$0.17	$0.16	$0.34	$0.32
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2014	31,251,157	$313	$246,041	$(132,892)	$113,462
Issuance of common stock, net	16,330,000	163	162,800	—	162,963
Vesting of restricted common stock, net of shares withheld for employee taxes	83,585	1	(146)	—	(145)
Amortization of stock-based compensation	—	—	1,522	—	1,522
Common dividends ($0.64 per share)	—	—	—	(25,548)	(25,548)
Net income	—	—	—	10,034	10,034
Balance as of December 31, 2015	47,664,742	477	410,217	(148,406)	262,288
Issuance of common stock, net	9,775,000	98	105,673	—	105,771
Vesting of restricted common stock, net of shares withheld for employee taxes	109,134	—	(515)	—	(515)
Amortization of stock-based compensation	—	—	868	—	868
Common dividends ($0.34 per share)	—	—	—	(19,691)	(19,691)
Net income	—	—	—	13,133	13,133
Balance as of June 30, 2016	57,548,876	$575	$516,243	$(154,964)	$361,854
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,133	$4,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	15,191	11,278
Amortization of deferred financing costs	1,117	1,102
Write-off of deferred financing costs	326	—
Amortization of stock-based compensation	868	660
Noncash interest income	(515)	(455)
Change in operating assets and liabilities:
Accounts receivable	(1,743)	(2,020)
Accounts receivable due from related party	—	2,275
Prepaid expenses and other assets	(291)	(545)
Accounts payable and accrued liabilities	27	(1,013)
Net cash provided by operating activities	28,113	15,586
Cash flows from investing activities:
Acquisitions of real estate	(144,149)	(33,646)
Improvements to real estate	(170)	(143)
Purchases of equipment, furniture and fixtures	(89)	(227)
Escrow deposits for acquisition of real estate	—	(1,500)
Net cash used in investing activities	(144,408)	(35,516)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	105,889	—
Proceeds from the issuance of senior unsecured term loan	100,000	—
Borrowings under unsecured credit facility	115,000	—
Payments on unsecured credit facility	(92,000)	—
Borrowings under senior secured revolving credit facility	—	35,000
Payments on the mortgage notes payable	(95,022)	(1,351)
Payments of deferred financing costs	(1,332)	(139)
Net-settle adjustment on restricted stock	(515)	—
Dividends paid on common stock	(17,548)	(8,996)
Net cash provided by financing activities	114,472	24,514
Net (decrease) increase in cash and cash equivalents	(1,823)	4,584
Cash and cash equivalents beginning of period	11,467	25,320
Cash and cash equivalents end of period	$9,644	$29,904
Supplemental disclosures of cash flow information:
Interest paid	$10,791	$10,800
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$2,143	$1,144
Increase in offering costs payable	$218	$—
Application of escrow deposit to acquisition of real estate	$1,250	$500
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Separation from Ensign—Prior to June 1, 2014, CareTrust REIT, Inc. (“CareTrust” or the “Company”) was a wholly-owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly-traded companies through the distribution of all of the outstanding shares of common stock of CareTrust to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust common stock distributed by Ensign on June 2, 2014. The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off.
Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2016, the Company owned and leased to independent operators, including Ensign, 144 skilled nursing, assisted living and independent living facilities consisting of 14,038 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities consisting of 264 units located in Texas and Utah. As of June 30, 2016, the Company also had one other real estate investment, consisting of a $9.0 million preferred equity investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the leased skilled nursing, assisted living and independent living facilities, (ii) the operations of the three independent living facilities and (iii) the other real estate investment.
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
Real Estate Depreciation and Amortization—Costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are expensed as incurred while significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years
Identified intangible assets	Shorter of lease term or expected useful life

Real Estate Acquisition Valuation— In accordance with Accounting Standard Codification ("ASC") Topic 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions accounted for as business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions accounted for as asset acquisitions, acquisition costs are capitalized as incurred.
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
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities are based on a number of assumptions, including with respect to market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
As part of our asset acquisitions, the Company may commit to provide contingent payments to a seller or lessee, upon the applicable property achieving certain financial metrics. Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. If the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property's basis. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Other Real Estate Investments — Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on the applicable basis set forth in the preferred equity instrument based on the outstanding investment including any accrued and unpaid return. As the preferred member of any joint venture in which the Company has an investment, the Company is not entitled to share in such joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption.
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
Deferred Financing Costs—External costs incurred from placement of the Company's debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in the Company's condensed consolidated income statements. Accumulated amortization of deferred financing costs was $3.1 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company's condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three and six months ended June 30, 2016 and 2015, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including payment history, the operations, the asset type and current economic conditions. If the Company's evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. The Company did not reserve any receivables as of June 30, 2016 or December 31, 2015.
Income Taxes—The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it has been organized and has operated, and the Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT,

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes as qualifying dividends all of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on our owned properties. See Note 12, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The Financial Accounting Standards Board ("FASB") accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities.
Recently Issued Accounting Standards—In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of its new revenue recognition standard by one year. The standard will be effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently assessing the impact of adopting ASU No. 2014-09 but does not believe it will have a material effect on the Company’s consolidated financial statements when adopted.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Recently Adopted Accounting Standards—In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU No. 2015-15”). ASU No. 2015-15 was issued by the FASB in response to questions that arose after the issuance of ASU No. 2015-03, to incorporate a Securities and Exchange Commission ("SEC") staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. ASU No. 2015-15 was effective upon announcement.
On December 31, 2015, the Company retrospectively early adopted, for all comparative periods presented, ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU No. 2015-03"). The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU No. 2015-03 resulted in a change to the location where debt issuance costs are presented in the balance sheet and did not have any other material impact on the Company's consolidated financial statements.

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

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize our investment in owned properties as of June 30, 2016, and December 31, 2015 (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	June 30, 2016	December 31, 2015
Land	$101,263	$91,311
Buildings and improvements	755,052	627,453
Integral equipment, furniture and fixtures	61,241	54,388
Identified intangible assets	1,400	—
Real estate investments	918,956	773,152
Accumulated depreciation and amortization	(142,729)	(127,538)
Real estate investments, net	$776,227	$645,614
As of June 30, 2016, 94 of the Company’s 147 facilities were leased to subsidiaries of Ensign under eight master leases (the "Ensign Master Leases") which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. The initial annual revenues from the Ensign Master Leases were $56.0 million during each of the first two years of the Ensign Master Leases. Commencing on June 1, 2016, the annual revenues from the Ensign Master Leases are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of June 30, 2016, 50 of the Company's 147 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap.
The Company's three remaining properties as of June 30, 2016 are the independent living facilities that the Company owns and operates.
The Company has only one identified intangible asset which relates to a below-market ground lease. This ground lease has a remaining term of 81 years.
As of June 30, 2016, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
Remaining 2016	$46,979
2017	94,088
2018	94,173
2019	94,173
2020	94,173
Thereafter	890,778
$1,314,364

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:
New Haven Assisted Living, LLC
In February 2016, the Company acquired New Haven of San Angelo, a 30-unit assisted living and memory care facility located in San Angelo, Texas, for $4.9 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with New Haven Assisted Living, LLC. The lease carries an initial term of 12.5 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.4 million following this acquisition.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Trillium Healthcare Group, LLC
In February 2016, the Company acquired a nine facility 518-bed skilled nursing portfolio in Iowa for $32.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Trillium Healthcare Group, LLC. The amended lease carries a remaining term of 15 years with two five-year renewal options and CPI-based rent escalators. The base rent under the amended master lease increased by $3.2 million per year following this acquisition. In March 2016, the Company acquired Cedar Falls Health Care Center, an 82-bed skilled nursing facility located in Cedar Falls, Iowa, for $5.0 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company further amended its triple-net master lease with Trillium Healthcare Group, LLC. The Company anticipates additional initial annual lease revenues of $0.5 million following this acquisition.
Priority Life Care, LLC

In March 2016, the Company acquired three assisted living facilities consisting of 336 units located in Baltimore, Maryland, Fort Wayne, Indiana and West Allis, Wisconsin, for $21.2 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with Priority Life Care, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.8 million following this acquisition.
Better Senior Living Consulting, LLC

In March 2016, the Company acquired a 74-unit assisted living facility located in Fort Myers, Florida, for $5.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Better Senior Living Consulting, LLC. The amended lease carries a remaining term of 14 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates additional initial annual lease revenues of $0.5 million following this acquisition.
Pristine Senior Living, LLC
In April 2016, the Company acquired Victory Park Nursing Home, a 55-bed skilled nursing facility, and Victoria Retirement Community, a skilled nursing and assisted living campus with 90 skilled nursing beds and 69 assisted living beds, both located in Cincinnati, Ohio, for $14.7 million which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Pristine Senior Living, LLC. The Company anticipates additional initial annual lease revenues of $1.4 million following this acquisition.
Cascadia Healthcare, LLC
In May 2016, the Company acquired Shaw Mountain at Cascadia, a 98-bed skilled nursing facility located in Boise, Idaho, for $8.9 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with Cascadia Healthcare, LLC. The lease carries an initial term of 15 years with three five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.9 million following this acquisition.
Twenty/20 Management, Inc.
In May 2016, the Company acquired English Meadows Elks' Home, a 175-unit independent and assisted living campus located in Bedford, Virginia, for $10.1 million and a contingent $5.0 million earn-out (subject to the achievement of certain financial metrics) which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Twenty/20 Management, Inc. The Company anticipates additional initial annual lease revenues of $0.9 million following this acquisition.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Premier Senior Living, LLC
In May 2016, the Company acquired Croatan Village, a 46-unit assisted living and memory care facility located in New Bern, North Carolina, and Countryside Village, a 21-unit memory care facility located in Pikeville, North Carolina, for $11.8 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with Premier Senior Living, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.0 million following this acquisition. Additionally, in June 2016, the Company acquired a four facility 188-bed assisted living and memory care portfolio located in Michigan for $30.7 million which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Premier Senior Living. The Company anticipates additional initial annual lease revenues of $2.5 million following this acquisition.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yields 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado that will be constructed on a five-acre site. In connection with its investment, CareTrust obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project was completed at the end of the second quarter of 2016 and has begun lease-up in the third quarter of 2016.
During the three months ended June 30, 2016 and 2015, respectively, the Company recognized $0.3 million and $0.2 million of interest income and these unpaid amounts were added to the outstanding carrying value of the investment. During the six months ended June 30, 2016 and 2015, respectively, the Company recognized $0.5 million and $0.5 million of interest income and these unpaid amounts were added to the outstanding carrying value of the investment.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	June 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	$7,500	$8,992	$8,992	$7,500	$8,477	$8,477
Financial liabilities:
Senior unsecured notes payable	$260,000	$254,762	$262,600	$260,000	$254,229	$263,575
Mortgage notes payable	$—	$—	$—	$95,022	$94,676	$97,067
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

6. RELATED PARTY TRANSACTIONS
Rental income from Ensign—The Company derives a majority of its rental income through operating lease agreements with Ensign. Ensign is a holding company with no direct operating assets, employees or revenue. All of Ensign’s operations are conducted by separate independent but wholly-owned subsidiaries, each of which has its own management, employees and assets. See Note 12, Concentration of Risk, for a discussion of major operator concentration.
Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen's tenure on our board are considered related party in nature. For the six months ended June 30, 2015, the Company recognized $16.3 million in rental income from Ensign while Mr. Christensen sat on the Board of the Company as well as $1.4 million of tenant reimbursements. After April 15, 2015, the effective date of Mr. Christensen's resignation from our board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.

7. DEBT
The following table summarizes the balance of our indebtedness as of June 30, 2016 and December 31, 2015 (in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	June 30, 2016			December 31, 2015
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value

Senior unsecured notes payable	$260,000	$(5,238)	$254,762	$260,000	$(5,771)	$254,229
Senior unsecured term loan	100,000	(618)	99,382	—	—	—
Unsecured revolving credit facility	68,000	—	68,000	45,000	—	45,000
Mortgage notes payable	—	—	—	$95,022	$(346)	94,676
	$428,000	$(5,856)	$422,144	$400,022	$(6,117)	$393,905
Senior Unsecured Notes Payable
On May 30, 2014, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. The Company transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining portion of the net proceeds of the offering to pay the cash portion of the December 2014 special dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014.
The Issuers may redeem the Notes any time before June 1, 2017 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make whole” premium described in the indenture governing the Notes and, at any time on or after June 1, 2017, at the redemption prices set forth in the indenture. At any time on or before June 1, 2017, up to 35% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and certain of the Company’s wholly-owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 13, Summarized Condensed Consolidating Information.
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
As of June 30, 2016, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly-owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

initially provided for an unsecured asset-based revolving credit facility (the “Credit Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. A portion of the proceeds of the Credit Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto. On February 1, 2016, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Facility were increased by $100.0 million to $400.0 million, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan”) was funded, and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Credit Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness under the Fifth Amended and Restated Loan Agreement, dated May 30, 2014 (the “GECC Loan”), with General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (the “Refinancing”). The Company expects to use borrowings under the Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes.
As of June 30, 2016, there was $68.0 million outstanding under the Credit Facility.
The interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). In addition, the Company pays a commitment fee on the unused portion of the commitments under the Credit Facility of 0.15% or 0.25% per annum, based upon usage of the Credit Facility (unless the Company obtains certain specified investment grade ratings on its senior long term unsecured debt and elects to decrease the applicable margin as described above, in which case the Company will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior long term unsecured debt).
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
The Credit Facility and Term Loan are guaranteed, jointly and severally, by the Company and its wholly-owned subsidiaries that are party to the Credit Agreement (other than the Operating Partnership). The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of June 30, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
GECC Loan
Ten of the Company's properties were subject to secured mortgage indebtedness which it assumed in connection with the Spin-Off. On February 1, 2016, the GECC Loan was paid off in conjunction with the Refinancing.
Interest Expense
During the three months ended June 30, 2016, the Company incurred $5.4 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs. During the three months ended June 30, 2015,

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

the Company incurred $6.0 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs. During the six months ended June 30, 2016, the Company incurred $11.6 million of interest expense. Included in interest expense was $1.1 million of amortization of deferred financing costs and a $0.3 million write-off of deferred financing costs associated with the Refinancing. During the six months ended June 30, 2015, the Company incurred $11.9 million of interest expense. Included in interest expense was $1.1 million of amortization of deferred financing costs. As of June 30, 2016 and December 31, 2015, the Company’s interest payable was $1.3 million and $1.9 million, respectively.

8. EQUITY
Common Stock
Offering of Common Stock—On March 28, 2016, the Company completed an underwritten public offering of 9.78 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds of $105.8 million from the offering, after giving effect to the issuance and sale of all 9.78 million shares of common stock (which included 1.28 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $11.35 per share.
Dividends on Common Stock—During the first quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on April 15, 2016 to stockholders of record as of March 31, 2016. During the second quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on July 15, 2016 to stockholders of record as of June 30, 2016.

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
Restricted Stock Awards — In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the six months ended June 30, 2016, 28,000 shares vested or were forfeited. As of June 30, 2016, there were 60,830 unvested restricted stock awards outstanding.
In May 2016, the Compensation Committee of the Company's Board of Directors granted 20,770 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $13.13 per share, based on the market price of the Company's common stock on that date, and the shares vest over one year.
During the three months ended June 30, 2016 and 2015, the Company recognized $0.4 million and $0.3 million of stock-based compensation expense, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized $0.9 million and $0.7 million of stock-based compensation expense, respectively. As of June 30, 2016, there was $3.1 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.8 years.

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2016 and 2015, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$7,631	$2,266	$13,133	$4,304
Less: Net income allocated to participating securities	(69)	(81)	(147)	(117)
Numerator for basic and diluted earnings available to common stockholders	$7,562	$2,185	$12,986	$4,187
Denominator:
Weighted-average basic common shares outstanding	57,478	31,278	52,789	31,268
Weighted-average diluted common shares outstanding	57,478	31,278	52,789	31,268

Earnings per common share, basic	$0.13	$0.07	$0.25	$0.13
Earnings per common share, diluted	$0.13	$0.07	$0.25	$0.13
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for both the three and six months ended June 30, 2016 and 2015, as their inclusion would have been anti-dilutive.

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

12. CONCENTRATION OF RISK
Major operator concentration – As of June 30, 2016, Ensign leased 94 skilled nursing, assisted living and independent living facilities which had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona.
Additionally, on October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs. The Company has leased these 14 facilities to subsidiaries of Pristine Senior Living ("Pristine") pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five-year renewal options and no purchase options. The annual revenues from the Pristine master lease are $17.0 million and will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine and two of its principals. Further, in April 2016, the Company acquired a 55-bed skilled nursing facility and a skilled nursing and assisted living campus with 90 skilled nursing beds and 69 assisted living beds, both located in Cincinnati, Ohio, for approximately $14.7 million. In connection with the acquisition, the Company amended its triple-net master lease with Pristine Senior Living and anticipates additional initial annual lease revenues of approximately $1.4 million following this acquisition.
Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at Ensign’s website http://www.ensigngroup.net. Audited financial statements of Pristine are available in Amendment No. 1 to the Company’s Current Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 16, 2016.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$396,908	$339,787	$39,532	$—	$776,227
Other real estate investments	—	—	8,992	—	—	8,992
Cash and cash equivalents	—	9,644	—	—	—	9,644
Accounts receivable	—	2,219	1,710	156	—	4,085
Prepaid expenses and other assets	147	1,044	6	—	—	1,197
Deferred financing costs, net	—	3,333	—	—	—	3,333
Investment in subsidiaries	372,287	382,968	—	—	(755,255)	—
Intercompany	—	4,597	81,724	—	(86,321)	—
Total assets	$372,434	$800,713	$432,219	$39,688	$(841,576)	$803,478
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$254,762	$—	$—	$—	$254,762
Senior unsecured term loan, net	—	99,382	—	—	—	99,382
Unsecured revolving credit facility	—	68,000	—	—	—	68,000
Accounts payable and accrued liabilities	733	6,282	2,462	156	—	9,633
Dividends payable	9,847	—	—	—	—	9,847
Intercompany	—	—	—	86,321	(86,321)	—
Total liabilities	10,580	428,426	2,462	86,477	(86,321)	441,624
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 57,548,876 shares issued and outstanding as of June 30, 2016	575	—	—	—	—	575
Additional paid-in capital	516,243	355,221	374,660	(52,899)	(676,982)	516,243
Cumulative distributions in excess of earnings	(154,964)	17,066	55,097	6,110	(78,273)	(154,964)
Total equity	361,854	372,287	429,757	(46,789)	(755,255)	361,854
Total liabilities and equity	$372,434	$800,713	$432,219	$39,688	$(841,576)	$803,478

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2015
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$256,209	$348,454	$40,951	$—	$645,614
Other real estate investments	—	—	8,477	—	—	8,477
Cash and cash equivalents	—	11,467	—	—	—	11,467
Accounts receivable	—	519	1,695	128	—	2,342
Prepaid expenses and other assets	—	2,079	4	—	—	2,083
Deferred financing costs, net	—	3,183	—	—	—	3,183
Investment in subsidiaries	269,992	365,368	—	—	(635,360)	—
Intercompany	—	—	59,160	4,186	(63,346)	—
Total assets	$269,992	$638,825	$417,790	$45,265	$(698,706)	$673,166
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$254,229	$—	$—	$—	$254,229
Unsecured revolving credit facility	—	45,000	—	—	—	45,000
Mortgage notes payable, net	—	—	—	94,676	—	94,676
Accounts payable and accrued liabilities	—	6,258	2,433	578	—	9,269
Dividends payable	7,704	—	—	—	—	7,704
Intercompany	—	63,346	—	—	(63,346)	—
Total liabilities	7,704	368,833	2,433	95,254	(63,346)	410,878
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 47,664,742 shares issued and outstanding as of December 31, 2015	477	—	—	—	—	477
Additional paid-in capital	410,217	266,929	374,660	(52,899)	(588,690)	410,217
Cumulative distributions in excess of earnings	(148,406)	3,063	40,697	2,910	(46,670)	(148,406)
Total equity	262,288	269,992	415,357	(49,989)	(635,360)	262,288
Total liabilities and equity	$269,992	$638,825	$417,790	$45,265	$(698,706)	$673,166

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$8,742	$11,306	$2,733	$—	$22,781
Tenant reimbursements	—	697	1,100	132	—	1,929
Independent living facilities	—	—	730	—	—	730
Interest and other income	—	—	261	—	—	261
Total revenues	—	9,439	13,397	2,865	—	25,701
Expenses:
Depreciation and amortization	—	2,778	4,408	706	—	7,892
Interest expense	—	5,434	—	6	—	5,440
Property taxes	—	697	1,100	132	—	1,929
Independent living facilities	—	—	598	—	—	598
General and administrative	438	1,773	—	—	—	2,211
Total expenses	438	10,682	6,106	844	—	18,070
Income in Subsidiary	8,069	9,312	—	—	(17,381)	—
Net income	$7,631	$8,069	$7,291	$2,021	$(17,381)	$7,631

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$15,639	$22,581	$5,458	$—	$43,678
Tenant reimbursements	—	1,263	2,199	264	—	3,726
Independent living facilities	—	—	1,411	—	—	1,411
Interest and other income	—	—	515	—	—	515
Total revenues	—	16,902	26,706	5,722	—	49,330
Expenses:
Depreciation and amortization	—	4,924	8,841	1,420	—	15,185
Interest expense	—	10,806	—	821	—	11,627
Property taxes	—	1,263	2,199	264	—	3,726
Independent living facilities	—	—	1,218	—	—	1,218
General and administrative	871	3,504	49	17	—	4,441
Total expenses	871	20,497	12,307	2,522	—	36,197
Income in Subsidiary	14,004	17,599	—	—	(31,603)	—
Net income	$13,133	$14,004	$14,399	$3,200	$(31,603)	$13,133

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$466	$396	$22,734	$4,517	$—	$28,113
Cash flows from investing activities:
Acquisitions of real estate	—	(144,149)	—	—	—	(144,149)
Improvements to real estate	—	(56)	(114)	—	—	(170)
Purchases of equipment, furniture and fixtures	—	(31)	(58)	—	—	(89)
Distribution from subsidiary	17,548	—	—	—	(17,548)	—
Intercompany financing	(105,840)	(67,943)	—	—	173,783	—
Net cash used in investing activities	(88,292)	(212,179)	(172)	—	156,235	(144,408)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	105,889	—	—	—	—	105,889
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	—	100,000
Borrowings under unsecured credit facility	—	115,000	—	—	—	115,000
Payments on unsecured credit facility	—	(92,000)	—	—	—	(92,000)
Payments on the mortgage notes payable	—	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,332)	—	—	—	(1,332)
Net-settle adjustment on restricted stock	(515)	—	—	—	—	(515)
Dividends paid on common stock	(17,548)	—	—	—	—	(17,548)
Distribution to Parent	—	(17,548)	—	—	17,548	—
Intercompany financing	—	105,840	(22,562)	90,505	(173,783)	—
Net cash provided by (used in) financing activities	87,826	209,960	(22,562)	(4,517)	(156,235)	114,472
Net decrease in cash and cash equivalents	—	(1,823)	—	—	—	(1,823)
Cash and cash equivalents beginning of period	—	11,467	—	—	—	11,467
Cash and cash equivalents end of period	$—	$9,644	$—	$—	$—	$9,644

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(149)	$(8,782)	$21,801	$2,716	$—	$15,586
Cash flows from investing activities:
Acquisition of real estate	—	(33,646)	—	—	—	(33,646)
Improvements to real estate	—	(20)	(123)	—	—	(143)
Purchases of equipment, furniture and fixtures	—	(167)	(60)	—	—	(227)
Escrow deposit for acquisition of real estate	—	(1,500)	—	—	—	(1,500)
Distribution from subsidiary	8,996	—	—	—	(8,996)	—
Intercompany financing	149	22,983	—	—	(23,132)	—
Net cash provided by (used in) investing activities	9,145	(12,350)	(183)	—	(32,128)	(35,516)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Payments on the mortgage notes payable	—	—	(50)	(1,301)	—	(1,351)
Payments of deferred financing costs	—	(139)	—	—	—	(139)
Dividends paid on common stock	(8,996)	—	—	—	—	(8,996)
Distribution to Parent	—	(8,996)	—	—	8,996	—
Intercompany financing	—	(149)	(21,568)	(1,415)	23,132	—
Net cash (used in) provided by financing activities	(8,996)	25,716	(21,618)	(2,716)	32,128	24,514
Net increase in cash and cash equivalents	—	4,584	—	—	—	4,584
Cash and cash equivalents beginning of period	—	25,320	—	—	—	25,320
Cash and cash equivalents end of period	$—	$29,904	$—	$—	$—	$29,904

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
In August 2016, the Company acquired The Oaks at Petaluma, a 59-bed skilled nursing facility located in Petaluma, California, for approximately $6.9 million, which includes capitalized acquisition costs, and intends to account for this investment as an asset acquisition. In connection with the acquisition, the Company entered into a triple-net master lease with West Harbor Healthcare, LLC. The Company anticipates initial annual lease revenues of approximately $0.7 million following this acquisition.
In August 2016, the Company acquired four skilled nursing and assisted living properties located in California, for approximately $34.3 million, exclusive of estimated transaction costs, and intends to account for this investment as a business combination. The four properties are triple-net leased to Covenant Care. The Company anticipates initial annual lease revenues of approximately $3.1 million following this acquisition.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off (as defined below); (ii) the ability and willingness of the Ensign Group, Inc. ("Ensign") to meet and/or perform its obligations under the contractual arrangements that it entered into with us in connection with the Spin-Off, including the Ensign Master Leases (as defined below), and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in our Annual Report on Form 10-K for the year ended December 31, 2015, including in the section entitled “Risk Factors” in Item 1A of Part I of such report.
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT, Inc. (“CareTrust”, the “Company”, "we", "our", or "us") was formed on October 29, 2013, as a wholly owned subsidiary of Ensign. On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of June 30, 2016, we owned and leased to independent operators, including Ensign, 144 skilled nursing ("SNFs"), assisted living ("ALFs") and independent living ("ILFs") facilities which had a total of 14,038 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of June 30, 2016, we also had one other real estate investment, consisting of a $9.0 million preferred equity investment.
We are a separate and independent publicly traded, self-administered, self-managed REIT primarily engaged in the ownership, acquisition and leasing of healthcare-related properties. We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate further diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes.
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust’s wholly-owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Recent Transactions

Offering of Common Stock

On March 28, 2016, we completed an underwritten public offering of 9.78 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds of $105.8 million from the offering, after giving effect to the issuance and sale of all 9.78 million shares of common stock (which included 1.28 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $11.35 per share.

Unsecured Revolving Credit Facility and Term Loan

See “- Liquidity and Capital Resources” below for a description of the Company’s unsecured credit facility, which the
Company entered into in August 2015 and amended in February 2016. We used approximately $95.0 million of proceeds from the $100.0 million non-amortizing unsecured term loan funded in February 2016 to pay off and terminate our secured mortgage indebtedness with General Electric Capital Corporation (the "GECC Loan").

Recent Acquisitions

From January 1, 2016 through August 5, 2016, we acquired 30 properties, comprising 14 assisted living facilities and 15 skilled nursing facilities and 1 skilled nursing facility campus, for approximately $186.6 million inclusive of estimated capitalized transaction costs. See Note 3, Real Estate Investments, Net and Note 14, Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations
Operating Results
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2016	2015
	(dollars in thousands)
Revenues:
Rental income	$22,781	$15,249	$7,532	49%
Tenant reimbursements	1,929	1,288	641	50%
Independent living facilities	730	607	123	20%
Interest and other income	261	232	29	13%
Expenses:
Depreciation and amortization	7,892	5,679	2,213	39%
Interest expense	5,440	5,989	(549)	(9)%
Property taxes	1,929	1,288	641	50%
Independent living facilities	598	566	32	6%
General and administrative	2,211	1,588	623	39%

Rental income. Rental income was $22.8 million for the three months ended June 30, 2016 compared to $15.2 million for the three months ended June 30, 2015. The $7.5 million or 49% increase in rental income is primarily due to new investments made after April 1, 2015.
Independent living facilities. Revenues from our three ILFs that we own and operate were $730,000 for the three months ended June 30, 2016 compared to $607,000 for the three months ended June 30, 2015. The $123,000 or 20% increase was primarily due to increased occupancy at the facilities and a higher average rental rate per unit. Expenses were $598,000 for the three months ended June 30, 2016 compared to $566,000 for the three months ended June 30, 2015. The $32,000 increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income increased $29,000 for the three months ended June 30, 2016 to $261,000 compared to $232,000 for the three months ended June 30, 2015. The increase was due to a greater outstanding balance on the preferred equity at March 31, 2016 compared to the balance at March 31, 2015.
Depreciation and amortization. Depreciation and amortization expense increased $2.2 million or 39% for the three months ended June 30, 2016 to $7.9 million compared to $5.7 million for the three months ended June 30, 2015. The $2.2 million increase in depreciation and amortization was due to new investments made after April 1, 2015.
Interest expense. Interest expense decreased $0.5 million or 9% for the three months ended June 30, 2016 to $5.4 million compared to $6.0 million for the three months ended June 30, 2015. The decrease was due primarily to net lower interest expense of $0.7 million resulting from the pay off of the GECC loan with the unsecured term loan, partially offset by an increase in interest expense of $0.2 million from our greater borrowings under our credit facility.
General and administrative expense. General and administrative expense increased $0.6 million or 39% for the three months ended June 30, 2016 to $2.2 million compared to $1.6 million for the three months ended June 30, 2015. The $0.6 million increase is primarily related to higher cash and noncash wages as well as increased staffing.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2016	2015
	(dollars in thousands)
Revenues:
Rental income	$43,678	$30,091	$13,587	45%
Tenant reimbursements	3,726	2,546	1,180	46%
Independent living facilities	1,411	1,242	169	14%
Interest and other income	515	455	60	13%
Expenses:
Depreciation and amortization	15,185	11,278	3,907	35%
Interest expense	11,627	11,890	(263)	(2)%
Property taxes	3,726	2,546	1,180	46%
Independent living facilities	1,218	1,168	50	4%
General and administrative	4,441	3,148	1,293	41%

Rental income. Rental income was $43.7 million for the six months ended June 30, 2016 compared to $30.1 million for the six months ended June 30, 2015. The $13.6 million or 45% increase in rental income is primarily due to new investments made after January 1, 2015.
Independent living facilities. Revenues from our three ILFs that we own and operate were $1.4 million for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015. The $0.2 million or 14% increase was primarily due to increased occupancy at the facilities and a higher average rental rate per unit. Expenses were $1.2 million for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015. The increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income increased $60,000 or 13% for the six months ended June 30, 2016 to $515,000 compared to $455,000 for the six months ended June 30, 2015. The increase was due to a greater outstanding balance on the preferred equity at December 31, 2015 compared to the balance at December 31, 2014.
Depreciation and amortization. Depreciation and amortization expense increased $3.9 million or 35% for the six months ended June 30, 2016 to $15.2 million compared to $11.3 million for the six months ended June 30, 2015. The $3.9 million increase in depreciation and amortization was due to new investments made after January 1, 2015.
Interest expense. Interest expense decreased $0.3 million or 2% for the six months ended June 30, 2016 to $11.6 million compared to $11.9 million for the six months ended June 30, 2015. The decrease was due primarily to net lower interest expense of $1.2 million resulting from the pay off of the GECC loan with the unsecured term loan, partially offset by an increase in interest expense of $0.6 million from our greater borrowings under our credit facility and a $0.3 million write-off of deferred financing fees associated with the payoff and termination of the GECC loan.
General and administrative expense. General and administrative expense increased $1.3 million or 41% for the six months ended June 30, 2016 to $4.4 million compared to $3.1 million for the six months ended June 30, 2015. The $1.3 million increase is primarily related to higher cash and noncash wages as well as increased staffing.

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

During the six months ended June 30, 2016, we issued 9.78 million shares of our common stock for net proceeds, before expenses, of $106.2 million and refinanced our Credit Agreement (as defined below), including entering into a new $100.0 million term loan and using approximately $95.0 million of the proceeds to pay off and terminate our then-existing secured mortgage indebtedness. As of June 30, 2016, there was $68.0 million outstanding under the Credit Facility (as defined below). See Note 7, Debt, and Note 8, Equity, in the Notes to Condensed Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows and the availability under our Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.
On May 13, 2016, we entered into an equity distribution agreement with a number of sales agents to sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $125.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”).  Pursuant to the ATM Program, sales of shares of our common stock, if any, will be made through the sales agents acting as agent and, subject to certain conditions, may be made through the sales agents acting as principal, and will be made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  As of June 30, 2016, we have not sold any shares of our common stock pursuant to the ATM Program.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$28,113	$15,586
Net cash used in investing activities	(144,408)	(35,516)
Net cash provided by financing activities	114,472	24,514
Net (decrease) increase in cash and cash equivalents	(1,823)	4,584
Cash and cash equivalents at beginning of period	11,467	25,320
Cash and cash equivalents at end of period	$9,644	$29,904
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net cash provided by operating activities for the six months ended June 30, 2016 was $28.1 million compared to $15.6 million for the six months ended June 30, 2015, an increase of $12.5 million. The increase was primarily due to an increase in net income of $8.8 million and noncash income and expenses of $4.4 million partially offset by a $0.7 million change in operating assets and liabilities.
Net cash used in investing activities for the six months ended June 30, 2016 was $144.4 million compared to $35.5 million for the six months ended June 30, 2015, an increase of $108.9 million. The increase was primarily the result of a $110.5 million increase in acquisitions partially offset by a decrease of $1.5 million in escrow deposits for acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2016 was $114.5 million compared to $24.5 million for the six months ended June 30, 2015, an increase of $90.0 million. This increase was due to net proceeds of $105.9 million from our offering of common stock in March 2016 and $180.0 million of net new borrowings offset by $185.7 million in debt repayments, $1.2 million in new deferred financing fees, an increase in dividends paid of $8.6 million and an increase in net-settlements of restricted stock of $0.5 million.

Indebtedness
Senior Unsecured Notes
On May 30, 2014, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining net proceeds of the offering to pay the cash portion of the December 2014 special dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014. The Issuers subsequently exchanged the Notes for substantially identical notes registered under the Securities Act of 1933.
The Issuers may redeem the Notes any time before June 1, 2017 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make whole” premium described in the indenture governing the Notes and, at any time on or after June 1, 2017, at the redemption prices set forth in the indenture. At any time on or before June 1, 2017, up to 35% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding. If certain changes of control of CareTrust occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust and certain of CareTrust’s wholly-owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 13, Summarized Condensed Consolidating Information.
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
As of June 30, 2016, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly-owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Revolving Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto.

On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Facility (as defined below) were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving Facility, the "Credit Facility") was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the GECC Loan (the "GECC Refinancing"). See "General Electric Capital Corporation Loan" below.
As of June 30, 2016, there was $68.0 million outstanding under the Credit Facility.
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
In addition, the Company pays a commitment fee on the unused portion of the commitments under the Revolving Facility of 0.15% or 0.25% per annum, based upon usage of the Revolving Facility (unless the Company obtains certain specified investment grade ratings on its senior long term unsecured debt and elects to decrease the applicable margin as described above, in which case the Company will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior long term unsecured debt).
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
As of June 30, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
General Electric Capital Corporation Loan
Ten of our properties were subject to secured mortgage indebtedness under the GECC Loan, which we assumed in connection with the Spin-Off. As of February 1, 2016, in connection with the Amendment, the GECC Loan was paid off and terminated as part of the GECC Refinancing.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$336,375	$15,275	$30,550	$290,550	$—
Senior unsecured term loan (2)	116,109	2,444	4,888	4,894	103,883
Credit facility (3)	75,323	2,365	4,731	68,227	—
Operating lease	495	131	275	89	—
Total	$528,302	$20,215	$40,444	$363,760	$103,883

(1)	Amounts include interest payments of $76.4 million.

(2)	Amounts include interest payments of $16.1 million.

(3)
The Credit Facility includes payments related to the unused credit facility fee due on the amount of unused borrowings and assumes principal outstanding and interest rates in effect as of June 30, 2016.

Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign under eight master leases ("Ensign Master Leases"), the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases besides the Ensign Master Leases, the tenants also have the option to request capital expenditure funding that would also be subject to a corresponding rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 11, 2016, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. As of June 30, 2016, we had $68.0 million of outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries. Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to

2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of June 30, 2016, we had a $100.0 million Term Loan outstanding.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $0.8 million for the six months ended June 30, 2016.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exhange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CareTrust REIT, Inc.
August 8, 2016	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

August 8, 2016	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)