Form 10-Q
period 2016-09-30
CareTrust REIT, Inc.
filed 2016-11-02
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 1, 2016, there were 58,078,786 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
Assets:
Real estate investments, net	$809,121	$645,614
Other real estate investments	13,595	8,477
Cash and cash equivalents	11,878	11,467
Accounts receivable	5,666	2,342
Prepaid expenses and other assets	1,755	2,083
Deferred financing costs, net	3,074	3,183
Total assets	$845,089	$673,166
Liabilities and Equity:
Senior unsecured notes payable, net	$255,028	$254,229
Senior unsecured term loan, net	99,398	—
Unsecured revolving credit facility	103,000	45,000
Mortgage notes payable, net	—	94,676
Accounts payable and accrued liabilities	15,015	9,269
Dividends payable	9,873	7,704
Total liabilities	482,314	410,878
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 57,741,888 and 47,664,742 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	577	477
Additional paid-in capital	519,204	410,217
Cumulative distributions in excess of earnings	(157,006)	(148,406)
Total equity	362,775	262,288
Total liabilities and equity	$845,089	$673,166
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$24,179	$15,778	$67,857	$45,869
Tenant reimbursements	2,089	1,320	5,815	3,866
Independent living facilities	766	626	2,177	1,868
Interest and other income	72	261	587	716
Total revenues	27,106	17,985	76,436	52,319
Expenses:
Depreciation and amortization	8,248	5,815	23,433	17,093
Interest expense	5,743	7,221	17,370	19,111
Property taxes	2,089	1,320	5,815	3,866
Independent living facilities	708	610	1,926	1,778
Acquisition costs	203	—	203	—
General and administrative	2,283	2,292	6,724	5,440
Total expenses	19,274	17,258	55,471	47,288
Net income	$7,832	$727	$20,965	$5,031
Earnings per common share:
Basic	$0.13	$0.02	$0.38	$0.14
Diluted	$0.13	$0.02	$0.38	$0.14
Weighted-average number of common shares:
Basic	57,595	39,125	54,403	33,916
Diluted	57,595	39,125	54,403	33,916
Dividends declared per common share	$0.17	$0.16	$0.51	$0.48
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2014	31,251,157	$313	$246,041	$(132,892)	$113,462
Issuance of common stock, net	16,330,000	163	162,800	—	162,963
Vesting of restricted common stock, net of shares withheld for employee taxes	83,585	1	(146)	—	(145)
Amortization of stock-based compensation	—	—	1,522	—	1,522
Common dividends ($0.64 per share)	—	—	—	(25,548)	(25,548)
Net income	—	—	—	10,034	10,034
Balance as of December 31, 2015	47,664,742	477	410,217	(148,406)	262,288
Issuance of common stock, net	9,958,012	99	108,296	—	108,395
Vesting of restricted common stock, net of shares withheld for employee taxes	119,134	1	(516)	—	(515)
Amortization of stock-based compensation	—	—	1,207	—	1,207
Common dividends ($0.51 per share)	—	—	—	(29,565)	(29,565)
Net income	—	—	—	20,965	20,965
Balance as of September 30, 2016	57,741,888	$577	$519,204	$(157,006)	$362,775
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$20,965	$5,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	23,444	17,093
Amortization of deferred financing costs	1,678	1,649
Write-off of deferred financing costs	326	1,208
Amortization of stock-based compensation	1,207	1,095
Straight-line rental income	(78)	—
Noncash interest income	(587)	(697)
Change in operating assets and liabilities:
Accounts receivable	(3,246)	(2,945)
Accounts receivable due from related party	—	2,275
Prepaid expenses and other assets	3	(90)
Accounts payable and accrued liabilities	5,801	4,416
Net cash provided by operating activities	49,513	29,035
Cash flows from investing activities:
Acquisitions of real estate	(185,284)	(231,501)
Improvements to real estate	(258)	(143)
Purchases of equipment, furniture and fixtures	(139)	(256)
Preferred equity investments	(4,531)	—
Escrow deposit for acquisition of real estate	(1,000)	—
Net proceeds from sale of vacant land	—	30
Net cash used in investing activities	(191,212)	(231,870)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	108,395	163,466
Proceeds from the issuance of senior unsecured term loan	100,000	—
Borrowings under unsecured revolving credit facility	150,000	45,000
Payments on unsecured revolving credit facility	(92,000)	—
Borrowings under senior secured revolving credit facility	—	35,000
Repayments of borrowings under senior secured revolving credit facility	—	(35,000)
Payments on the mortgage notes payable	(95,022)	(2,509)
Payments of deferred financing costs	(1,352)	(2,113)
Net-settle adjustment on restricted stock	(515)	(145)
Dividends paid on common stock	(27,396)	(14,086)
Net cash provided by financing activities	142,110	189,613
Net increase (decrease) in cash and cash equivalents	411	(13,222)
Cash and cash equivalents beginning of period	11,467	25,320
Cash and cash equivalents end of period	$11,878	$12,098
Supplemental disclosures of cash flow information:
Interest paid	$12,173	$12,338
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,169	$3,758
Increase in offering costs payable	$—	$503
Application of escrow deposit to acquisition of real estate	$1,250	$500
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
Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2016, the Company owned and leased to independent operators, including Ensign, 149 skilled nursing, assisted living and independent living facilities consisting of 14,304 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities consisting of 264 units located in Texas and Utah. As of September 30, 2016, the Company also had three other real estate investments, consisting of $13.6 million of preferred equity investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the leased skilled nursing, assisted living and independent living facilities, (ii) the operations of the three independent living facilities and (iii) the preferred equity investments.
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

Real Estate Acquisition Valuation— In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions accounted for as business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions accounted for as asset acquisitions, acquisition costs are capitalized as incurred.
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
As part of our asset acquisitions, the Company may commit to provide contingent payments to a seller or lessee (e.g., an earn-out payable upon the applicable property achieving certain financial metrics). Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. Generally, if the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property's basis. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
The Company evaluates at each reporting period each of its other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.
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
Deferred Financing Costs—External costs incurred from placement of the Company's debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in the Company's condensed consolidated income statements. Accumulated amortization of deferred financing costs was $3.7 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company's condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three and nine months ended September 30, 2016 and 2015, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including payment history, the operations, the asset type and current economic conditions. If the Company's evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. The Company did not reserve any receivables as of September 30, 2016 or December 31, 2015.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Income Taxes—The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it has been organized and has operated, and the Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute to its stockholders at least 90% of the Company’s annual REIT taxable income (computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes as qualifying dividends all of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.
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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted.  The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provided guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The Company is in the process of evaluating the impact the adoption will have on its consolidated financial statements.
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 was effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015. The adoption of ASU No. 2015-02 did not have a significant impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). ASU No. 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 was effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2015-16 did not have a significant impact on the Company's consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize our investment in owned properties as of September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Land	$107,243	$91,311
Buildings and improvements	788,895	627,453
Integral equipment, furniture and fixtures	62,051	54,388
Identified intangible assets	1,914	—
Real estate investments	960,103	773,152
Accumulated depreciation and amortization	(150,982)	(127,538)
Real estate investments, net	$809,121	$645,614
As of September 30, 2016, 94 of the Company’s 152 facilities were leased to subsidiaries of Ensign under eight master leases (the "Ensign Master Leases") which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. The initial annual revenues from the Ensign Master Leases were $56.0 million during each of the first two years of the Ensign Master Leases. Commencing on June 1, 2016, the annual revenues from the Ensign Master Leases are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of September 30, 2016, 55 of the Company's 152 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI some of which are subject to a cap, or fixed rent escalators.
The Company's three remaining properties as of September 30, 2016 are the independent living facilities that the Company owns and operates.
The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 81 years.
As of September 30, 2016, our total future minimum rental revenues for all of our tenants were (dollars in thousands):

Year	Amount
Remaining 2016	$24,430
2017	97,906
2018	98,085
2019	96,181
2020	94,855
Thereafter	897,986
$1,309,443

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Better Senior Living Consulting, LLC

In March 2016, the Company acquired Lamplight Inn of Fort Myers, a 74-unit assisted living facility located in Fort Myers, Florida, for $5.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Better Senior Living Consulting, LLC. The amended lease carries a remaining term of 14 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates additional initial annual lease revenues of $0.5 million following this acquisition.
Pristine Senior Living, LLC
In April 2016, the Company acquired Victory Park Nursing Home, a 55-bed skilled nursing facility, and Victoria Retirement Community, a skilled nursing and assisted living campus with 90 skilled nursing beds and 69 assisted living beds, both located in Cincinnati, Ohio, for $14.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Pristine Senior Living, LLC. The Company anticipates additional initial annual lease revenues of $1.4 million following this acquisition.
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
Twenty/20 Management, Inc.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In May 2016, the Company acquired English Meadows Elks' Home, a 175-unit independent and assisted living campus located in Bedford, Virginia, for $10.1 million and a contingent $5.0 million earn-out (subject to the achievement of certain financial metrics), which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Twenty/20 Management, Inc. The Company anticipates additional initial annual lease revenues of $0.9 million following this acquisition.

Premier Senior Living, LLC
In May 2016, the Company acquired Croatan Village, a 46-unit assisted living and memory care facility located in New Bern, North Carolina, and Countryside Village, a 21-unit memory care facility located in Pikeville, North Carolina, for $11.8 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with Premier Senior Living, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.0 million following this acquisition. Additionally, in June 2016, the Company acquired a four facility 188-bed assisted living and memory care portfolio located in Michigan for $30.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with Premier Senior Living. The Company anticipates additional initial annual lease revenues of $2.5 million following this acquisition.
West Harbor Healthcare, LLC
In August 2016, the Company acquired The Oaks at Petaluma, a 59-bed skilled nursing facility located in Petaluma, California, for $6.8 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with West Harbor Healthcare, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $0.7 million following this acquisition.
The following recent real estate acquisitions were accounted for as business acquisitions:
Covenant Care, LLC
In August 2016, the Company acquired two skilled nursing and two assisted living properties located in California, for approximately $34.3 million. For the three separate transactions, approximately $0.2 million of estimated transaction costs were expensed during the three months ended September 30, 2016. The four properties are triple-net leased to Covenant Care under three leases. The Company anticipates initial annual lease revenues of $3.1 million following these acquisitions. The leases expire in 2019 and have two five-year renewal options, and have CPI-based rent escalators (with a 3% floor). The Company estimated the fair value of the assets acquired on the acquisition date based on certain valuation analyses that have yet to be finalized, and accordingly, as detailed, are subject to adjustment once the analysis is completed.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yields 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado that will be constructed on a five-acre site. In connection with its investment, CareTrust obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project was completed at the end of the second quarter of 2016 and began lease-up in the third quarter of 2016.

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust obtained an option to purchase

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed by October 2017.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed by early 2018.
During the three months ended September 30, 2016 and 2015, respectively, the Company recognized $0.1 million and $0.3 million of interest income and these unpaid amounts were added to the outstanding carrying values of the investments. During the nine months ended September 30, 2016 and 2015, respectively, the Company recognized $0.6 million and $0.7 million of interest income and these unpaid amounts were added to the outstanding carrying values of the investments.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$12,031	$13,595	$13,829	$7,500	$8,477	$8,477
Financial liabilities:
Senior unsecured notes payable	$260,000	$255,028	$268,450	$260,000	$254,229	$263,575
Mortgage notes payable	$—	$—	$—	$95,022	$94,676	$97,067
Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Preferred equity investments: The carrying amounts were accounted for at the unpaid principal balance, plus accrued return, net of reserves, assuming a hypothetical liquidation of the book values of the joint ventures. The fair value of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value and other credit enhancements. In future periods, the fair value of the preferred equity investments may not be equal to the carrying amount.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, served as the chief executive officer of Ensign as well as a member of Ensign’s board of directors during such period. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen's tenure on our board are considered related party in nature. For the nine months ended September 30, 2015, the Company recognized $16.3 million in rental income from Ensign while Mr. Christensen sat on the Board of the Company as well as $1.4 million of tenant reimbursements. After April 15, 2015, the effective date of Mr. Christensen's resignation from our board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.

7. DEBT
The following table summarizes the balance of our indebtedness as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$260,000	$(4,972)	$255,028	$260,000	$(5,771)	$254,229
Senior unsecured term loan	100,000	(602)	99,398	—	—	—
Unsecured revolving credit facility	103,000	—	103,000	45,000	—	45,000
Mortgage notes payable	—	—	—	$95,022	$(346)	94,676
	$463,000	$(5,574)	$457,426	$400,022	$(6,117)	$393,905
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of September 30, 2016, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly-owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Credit Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. A portion of the proceeds of the Credit Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto. On February 1, 2016, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Facility were increased by $100.0 million to $400.0 million, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan”) was funded, and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Credit Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness under the Fifth Amended and Restated Loan Agreement, dated May 30, 2014 (the “GECC Loan”), with General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (the “Refinancing”). The Company expects to use borrowings under the Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes.
As of September 30, 2016, there was $103.0 million outstanding under the Credit Facility.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of September 30, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
GECC Loan
Ten of the Company's properties were subject to secured mortgage indebtedness which it assumed in connection with the Spin-Off. On February 1, 2016, the GECC Loan was paid off in conjunction with the Refinancing.
Interest Expense
During the three months ended September 30, 2016, the Company incurred $5.7 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs. During the three months ended September 30, 2015, the Company incurred $7.2 million of interest expense. Included in interest expense was $0.5 million of amortization of deferred financing costs and a $1.2 million write-off of deferred financing costs associated with the payoff of the senior secured revolving credit facility. During the nine months ended September 30, 2016, the Company incurred $17.4 million of interest expense. Included in interest expense was $1.7 million of amortization of deferred financing costs and a $0.3 million write-off of deferred financing costs associated with the Refinancing. During the nine months ended September 30, 2015, the Company incurred $19.1 million of interest expense. Included in interest expense was $1.6 million of amortization of deferred financing costs and a $1.2 million write-off of deferred financing costs associated with the payoff of the senior secured revolving credit facility. As of September 30, 2016 and December 31, 2015, the Company’s interest payable was $5.1 million and $1.9 million, respectively.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

At-The-Market Offering—During the second quarter of 2016, the Company entered into an equity distribution agreement to issue and sell, from time to time, up to $125.0 million in aggregate offering price of shares of our common stock (the "ATM Program"). Sales of common stock may be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the three and nine months ended September 30, 2016, the Company sold 183,012 shares of common stock under the ATM Program at an average price of $15.61 per share for $2.9 million in gross proceeds. In conjunction with the sale of common stock, we reclassified $0.2 million of prepaid accumulated costs associated with the ATM Program to additional paid in capital. At September 30, 2016, the Company had $122.2 million available under the ATM Program.
Dividends on Common Stock—During the first quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on April 15, 2016 to common stockholders of record as of March 31, 2016. During the second quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on July 15, 2016 to common stockholders of record as of June 30, 2016. During the third quarter of 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on October 14, 2016 to common stockholders of record as of September 30, 2016.

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
Restricted Stock Awards — In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the nine months ended September 30, 2016, 38,000 shares vested or were forfeited. As of September 30, 2016, there were 50,830 unvested restricted stock awards outstanding.
In May 2016, the Compensation Committee of the Company's Board of Directors granted 20,770 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $13.13 per share, based on the market price of the Company's common stock on that date, and the shares vest over one year.
During the three months ended September 30, 2016 and 2015, the Company recognized $0.3 million and $0.4 million of stock-based compensation expense, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized $1.2 million and $1.1 million of stock-based compensation expense, respectively. As of September 30, 2016, there was $2.7 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.5 years.

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2016 and 2015, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$7,832	$727	$20,965	$5,031
Less: Net income allocated to participating securities	(58)	(80)	(205)	(209)
Numerator for basic and diluted earnings available to common stockholders	$7,774	$647	$20,760	$4,822
Denominator:
Weighted-average basic common shares outstanding	57,595	39,125	54,403	33,916
Weighted-average diluted common shares outstanding	57,595	39,125	54,403	33,916

Earnings per common share, basic	$0.13	$0.02	$0.38	$0.14
Earnings per common share, diluted	$0.13	$0.02	$0.38	$0.14
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for both the three and nine months ended September 30, 2016 and 2015, as their inclusion would have been anti-dilutive.

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

12. CONCENTRATION OF RISK
Major operator concentration – As of September 30, 2016, Ensign leased 94 skilled nursing, assisted living and independent living facilities which had a total of 10,121 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona.
Additionally, on October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs. The Company has leased these 14 facilities to subsidiaries of Pristine Senior Living, LLC ("Pristine") pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five-year renewal options and no purchase options.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The annual revenues from the Pristine master lease are $17.0 million and will be escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine and two of its principals. Further, in April 2016, the Company acquired a 55-bed skilled nursing facility and a skilled nursing and assisted living campus with 90 skilled nursing beds and 69 assisted living beds, both located in Cincinnati, Ohio, for $14.7 million inclusive of transaction costs. In connection with the acquisition, the Company amended its triple-net master lease with Pristine Senior Living and anticipates additional initial annual lease revenues of approximately $1.4 million following this acquisition.
Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at Ensign’s website http://www.ensigngroup.net. Audited financial statements of Pristine are available in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 16, 2016.

13. SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
The 5.875% Senior Notes due 2021 issued by the Operating Partnership and CareTrust Capital Corp. on May 30, 2014 are jointly and severally, fully and unconditionally, guaranteed by CareTrust REIT, Inc., as the parent guarantor (the “Parent Guarantor”), and certain wholly owned subsidiaries of the Parent Guarantor other than the Issuers (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”), subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor is sold or sells all or substantially all of its assets, the Subsidiary Guarantor is designated “unrestricted” for covenant purposes under the indenture governing the Notes, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the Indenture have been satisfied.
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
CTR Partnership, L.P. and CareTrust Capital Corp. – The Issuers, each of which is a wholly owned subsidiary of the Parent Guarantor, were formed on May 8, 2014 and May 9, 2014, respectively, in anticipation of the Spin-Off and the related transactions. The Issuers did not conduct any operations or have any business prior to the date of issuance of the Notes and the consummation of the Spin-Off related transactions.
Subsidiary Guarantors – Each of the Subsidiary Guarantors is a wholly owned subsidiary of the Parent Guarantor. Prior to the consummation of the Spin-Off, each of the Subsidiary Guarantors was a wholly owned subsidiary of Ensign. These subsidiary entities consist of the Subsidiary Guarantors (other than the general partner of the Operating Partnership which was formed on May 8, 2014 in anticipation of the Spin-Off and the related transactions) and the Non-Guarantor Subsidiaries.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$434,803	$335,485	$38,833	$—	$809,121
Other real estate investments	—	—	13,595	—	—	13,595
Cash and cash equivalents	—	11,878	—	—	—	11,878
Accounts receivable	—	2,801	2,609	256	—	5,666
Prepaid expenses and other assets	—	1,752	3	—	—	1,755
Deferred financing costs, net	—	3,074	—	—	—	3,074
Investment in subsidiaries	372,648	392,158	—	—	(764,806)	—
Intercompany	—	—	88,351	—	(88,351)	—
Total assets	$372,648	$846,466	$440,043	$39,089	$(853,157)	$845,089
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$255,028	$—	$—	$—	$255,028
Senior unsecured term loan, net	—	99,398	—	—	—	99,398
Unsecured revolving credit facility	—	103,000	—	—	—	103,000
Accounts payable and accrued liabilities	—	11,615	3,144	256	—	15,015
Dividends payable	9,873	—	—	—	—	9,873
Intercompany	—	4,777	—	83,574	(88,351)	—
Total liabilities	9,873	473,818	3,144	83,830	(88,351)	482,314
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 57,741,888 shares issued and outstanding as of September 30, 2016	577	—	—	—	—	577
Additional paid-in capital	519,204	347,340	374,660	(52,899)	(669,101)	519,204
Cumulative distributions in excess of earnings	(157,006)	25,308	62,239	8,158	(95,705)	(157,006)
Total equity	362,775	372,648	436,899	(44,741)	(764,806)	362,775
Total liabilities and equity	$372,648	$846,466	$440,043	$39,089	$(853,157)	$845,089

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$10,063	$11,368	$2,748	$—	$24,179
Tenant reimbursements	—	875	1,091	123	—	2,089
Independent living facilities	—	—	766	—	—	766
Interest and other income	—	—	72	—	—	72
Total revenues	—	10,938	13,297	2,871	—	27,106
Expenses:
Depreciation and amortization	—	3,194	4,356	698	—	8,248
Interest expense	—	5,742	—	1	—	5,743
Property taxes	—	875	1,091	123	—	2,089
Independent living facilities	—	—	708	—	—	708
Acquisition costs	—	203	—	—	—	203
General and administrative	410	1,873	—	—	—	2,283
Total expenses	410	11,887	6,155	822	—	19,274
Income in Subsidiary	8,242	9,191	—	—	(17,433)	—
Net income	$7,832	$8,242	$7,142	$2,049	$(17,433)	$7,832

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$25,702	$33,949	$8,206	$—	$67,857
Tenant reimbursements	—	2,138	3,290	387	—	5,815
Independent living facilities	—	—	2,177	—	—	2,177
Interest and other income	—	—	587	—	—	587
Total revenues	—	27,840	40,003	8,593	—	76,436
Expenses:
Depreciation and amortization	—	8,118	13,197	2,118	—	23,433
Interest expense	—	16,548	—	822	—	17,370
Property taxes	—	2,138	3,290	387	—	5,815
Independent living facilities	—	—	1,926	—	—	1,926
Acquisition costs	—	203	—	—	—	203
General and administrative	1,281	5,377	49	17	—	6,724
Total expenses	1,281	32,384	18,462	3,344	—	55,471
Income in Subsidiary	22,246	26,790	—	—	(49,036)	—
Net income	$20,965	$22,246	$21,541	$5,249	$(49,036)	$20,965

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(73)	$8,332	$33,993	$7,261	$—	$49,513
Cash flows from investing activities:
Acquisitions of real estate	—	(185,284)	—	—	—	(185,284)
Improvements to real estate	—	(56)	(202)	—	—	(258)
Purchases of equipment, furniture and fixtures	—	(70)	(69)	—	—	(139)
Preferred equity investments	—	—	(4,531)	—	—	(4,531)
Escrow deposit for acquisition of real estate	—	(1,000)	—	—	—	(1,000)
Distribution from subsidiary	27,396	—	—	—	(27,396)	—
Intercompany financing	(107,807)	(58,570)	—	—	166,377	—
Net cash used in investing activities	(80,411)	(244,980)	(4,802)	—	138,981	(191,212)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	108,395	—	—	—	—	108,395
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	—	100,000
Borrowings under unsecured revolving credit facility	—	150,000	—	—	—	150,000
Payments on unsecured revolving credit facility	—	(92,000)	—	—	—	(92,000)
Payments on the mortgage notes payable	—	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,352)	—	—	—	(1,352)
Net-settle adjustment on restricted stock	(515)	—	—	—	—	(515)
Dividends paid on common stock	(27,396)	—	—	—	—	(27,396)
Distribution to Parent	—	(27,396)	—	—	27,396	—
Intercompany financing	—	107,807	(29,191)	87,761	(166,377)	—
Net cash provided by (used in) financing activities	80,484	237,059	(29,191)	(7,261)	(138,981)	142,110
Net increase in cash and cash equivalents	—	411	—	—	—	411
Cash and cash equivalents beginning of period	—	11,467	—	—	—	11,467
Cash and cash equivalents end of period	$—	$11,878	$—	$—	$—	$11,878

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(239)	$(7,997)	$33,181	$4,090	$—	$29,035
Cash flows from investing activities:
Acquisition of real estate	—	(231,501)	—	—	—	(231,501)
Improvements to real estate	—	(20)	(123)	—	—	(143)
Purchases of equipment, furniture and fixtures	—	(186)	(70)	—	—	(256)
Net proceeds from sale of vacant land	—	—	30	—	—	30
Distribution from subsidiary	14,086	—	—	—	(14,086)	—
Intercompany financing	(163,082)	34,599	—	—	128,483	—
Net cash used in investing activities	(148,996)	(197,108)	(163)	—	114,397	(231,870)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	163,466	—	—	—	—	163,466
Borrowings under unsecured revolving credit facility	—	45,000	—	—	—	45,000
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Repayments of borrowings under senior secured revolving credit facility	—	(35,000)	—	—	—	(35,000)
Payments on the mortgage notes payable	—	—	(558)	(1,951)	—	(2,509)
Payments of deferred financing costs	—	(2,113)	—	—	—	(2,113)
Net-settle adjustment on restricted stock	(145)	—	—	—	—	(145)
Dividends paid on common stock	(14,086)	—	—	—	—	(14,086)
Distribution to Parent	—	(14,086)	—	—	14,086	—
Intercompany financing	—	163,082	(32,460)	(2,139)	(128,483)	—
Net cash provided by (used in) financing activities	149,235	191,883	(33,018)	(4,090)	(114,397)	189,613
Net decrease in cash and cash equivalents	—	(13,222)	—	—	—	(13,222)
Cash and cash equivalents beginning of period	—	25,320	—	—	—	25,320
Cash and cash equivalents end of period	$—	$12,098	$—	$—	$—	$12,098

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Overview
CareTrust REIT, Inc. (“CareTrust”, the “Company”, "we", "our", or "us") was formed on October 29, 2013, as a wholly owned subsidiary of Ensign. On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. CareTrust holds substantially all of the real property that was previously owned by Ensign. As of September 30, 2016, we owned and leased to independent operators, including Ensign, 149 skilled nursing ("SNFs"), assisted living ("ALFs") and independent living ("ILFs") facilities which had a total of 14,304 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of September 30, 2016, we also had three other real estate investments, consisting of $13.6 million of preferred equity investments.
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

At-The-Market Offering of Common Stock

During 2016, we entered into an equity distribution agreement to issue and sell, from time to time, up to $125.0 million in aggregate offering price of our common stock through an "at-the-market" equity offering program (the "ATM Program"). During the three and nine months ended September 30, 2016, the Company sold 183,012 shares of common stock at an average price of $15.61 per share for $2.9 million in gross proceeds. At September 30, 2016, we had $122.2 million available under the ATM Program.

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

Recent Acquisitions

From January 1, 2016 through November 1, 2016, we acquired 30 properties, comprising 14 ALFs, 15 SNFs and 1 skilled nursing facility campus, for approximately $186.6 million inclusive of estimated capitalized transaction costs. During this period, we also completed two preferred equity investments totaling $4.5 million. See Note 3, Real Estate Investments, Net, and Note 4, Other Real Estate Investments in the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations
Operating Results
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2016	2015
	(dollars in thousands)
Revenues:
Rental income	$24,179	$15,778	$8,401	53%
Tenant reimbursements	2,089	1,320	769	58%
Independent living facilities	766	626	140	22%
Interest and other income	72	261	(189)	(72)%
Expenses:
Depreciation and amortization	8,248	5,815	2,433	42%
Interest expense	5,743	7,221	(1,478)	(20)%
Property taxes	2,089	1,320	769	58%
Independent living facilities	708	610	98	16%
Acquisition costs	203	—	203	*
General and administrative	2,283	2,292	(9)	—%
* Not meaningful

Rental income. Rental income was $24.2 million for the three months ended September 30, 2016 compared to $15.8 million for the three months ended September 30, 2015. The $8.4 million or 53% increase in rental income is primarily due to new investments made after July 1, 2015.
Independent living facilities. Revenues from our three ILFs that we own and operate were $766,000 for the three months ended September 30, 2016 compared to $626,000 for the three months ended September 30, 2015. The $140,000 or 22% increase was primarily due to increased occupancy at the facilities and a higher average rental rate per unit. Expenses were $708,000 for the three months ended September 30, 2016 compared to $610,000 for the three months ended September 30, 2015. The $98,000 increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income decreased $189,000 for the three months ended September 30, 2016 to $72,000 compared to $261,000 for the three months ended September 30, 2015. The net decrease was due to the cessation of accruing interest on one preferred equity investment slightly offset by two new preferred equity investments that closed during the three months ended September 30, 2016.
Depreciation and amortization. Depreciation and amortization expense increased $2.4 million or 42% for the three months ended September 30, 2016 to $8.2 million compared to $5.8 million for the three months ended September 30, 2015. The $2.4 million increase in depreciation and amortization was due to new investments made after July 1, 2015.
Interest expense. Interest expense decreased $1.5 million or 20% for the three months ended September 30, 2016 to $5.7 million compared to $7.2 million for the three months ended September 30, 2015. The decrease was due primarily to lower interest expense of $1.4 million resulting from the pay off of the GECC loan with the unsecured term loan, a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility and $0.2 million related to the secured revolving credit facility, partially offset by an increase in interest expense of $0.6 million from our unsecured term loan, $0.5 million from greater borrowings under our unsecured credit facility, and $0.2 million related to amortization of deferred financing fees.
General and administrative expense. General and administrative expense decreased $9,000 for the three months ended September 30, 2016 to $2.3 million compared to $2.3 million for the three months ended September 30, 2015. The $9,000 decrease is primarily related to lower cash and noncash wages offset by increased corporate type costs and state taxes.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2016	2015
	(dollars in thousands)
Revenues:
Rental income	$67,857	$45,869	$21,988	48%
Tenant reimbursements	5,815	3,866	1,949	50%
Independent living facilities	2,177	1,868	309	17%
Interest and other income	587	716	(129)	(18)%
Expenses:
Depreciation and amortization	23,433	17,093	6,340	37%
Interest expense	17,370	19,111	(1,741)	(9)%
Property taxes	5,815	3,866	1,949	50%
Independent living facilities	1,926	1,778	148	8%
Acquisition costs	203	—	203	*
General and administrative	6,724	5,440	1,284	24%
* Not meaningful
Rental income. Rental income was $67.9 million for the nine months ended September 30, 2016 compared to $45.9 million for the nine months ended September 30, 2015. The $22.0 million or 48% increase in rental income is primarily due to new investments made after January 1, 2015.
Independent living facilities. Revenues from our three ILFs that we own and operate were $2.2 million for the nine months ended September 30, 2016 compared to $1.9 million for the nine months ended September 30, 2015. The $0.3 million or 17% increase was primarily due to increased occupancy at the facilities and a higher average rental rate per unit. Expenses were $1.9 million for the nine months ended September 30, 2016 compared to $1.8 million for the nine months ended September 30, 2015. The increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income decreased $129,000 or 18% for the nine months ended September 30, 2016 to $587,000 compared to $716,000 for the nine months ended September 30, 2015. The net decrease was due to the cessation of accruing interest on one preferred equity investment in the three months ended September 30, 2016 slightly offset by two new preferred equity investments that closed during the three months ended September 30, 2016.
Depreciation and amortization. Depreciation and amortization expense increased $6.3 million or 37% for the nine months ended September 30, 2016 to $23.4 million compared to $17.1 million for the nine months ended September 30, 2015. The $6.3 million increase in depreciation and amortization was due to new investments made after January 1, 2015.
Interest expense. Interest expense decreased $1.7 million or 9% for the nine months ended September 30, 2016 to $17.4 million compared to $19.1 million for the nine months ended September 30, 2015. The decrease was due primarily to lower interest expense of $3.6 million resulting from the pay off of the GECC loan with the unsecured term loan, a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility and $0.7 million related to the secured revolving credit facility, partially offset by an increase in interest expense of $1.7 million from our unsecured term loan, $1.1 million from greater borrowings under our credit facility, $0.8 million related to amortization of deferred financing fees and a $0.3 million write-off of deferred financing fees associated with the payoff and termination of the GECC loan.
General and administrative expense. General and administrative expense increased $1.3 million or 24% for the nine months ended September 30, 2016 to $6.7 million compared to $5.4 million for the nine months ended September 30, 2015. The $1.3 million increase is primarily related to higher cash and noncash wages as well as increased staffing.

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

During the nine months ended September 30, 2016, we issued 9.78 million shares of our common stock for net proceeds, before expenses, of $106.2 million and refinanced our Credit Agreement (as defined below), including entering into a new $100.0 million term loan and using approximately $95.0 million of the proceeds to pay off and terminate our then-existing secured mortgage indebtedness. As of September 30, 2016, there was $103.0 million outstanding under the Credit Facility (as defined below). See Note 7, Debt, and Note 8, Equity, in the Notes to Condensed Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows and the availability under our Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.
On May 13, 2016, we commenced the ATM Program.  Pursuant to the ATM Program, sales of shares of our common stock, if any, will be made through the sales agents acting as agent and, subject to certain conditions, may be made through the sales agents acting as principal, and will be made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  Prior to July 1, 2016, we had not sold any common stock under the ATM program. During the three months ended September 30, 2016, we sold 183,012 shares of our common stock at an average price of $15.61 per share resulting in gross proceeds of $2.9 million.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Credit Facility (as defined below), future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancings of existing mortgage loans.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$49,513	$29,035
Net cash used in investing activities	(191,212)	(231,870)
Net cash provided by financing activities	142,110	189,613
Net increase (decrease) in cash and cash equivalents	411	(13,222)
Cash and cash equivalents at beginning of period	11,467	25,320
Cash and cash equivalents at end of period	$11,878	$12,098
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net cash provided by operating activities for the nine months ended September 30, 2016 was $49.5 million compared to $29.0 million for the nine months ended September 30, 2015, an increase of $20.5 million. The increase was primarily due to an increase in net income of $15.9 million and noncash income and expenses of $5.6 million partially offset by a $1.1 million change in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2016 was $191.2 million compared to $231.9 million for the nine months ended September 30, 2015, a decrease of $40.7 million. The decrease was primarily the result of a $46.2 million decrease in acquisitions partially offset by an increase of $4.5 million of preferred equity investments and a $1.0 million escrow deposit for an acquisition.
Net cash provided by financing activities for the nine months ended September 30, 2016 was $142.1 million compared to $189.6 million for the nine months ended September 30, 2015, a decrease of $47.5 million. This decrease was due to lower net proceeds of $55.1 million from common stock offerings, an increase in dividends paid of $13.3 million and net-settlements of restricted stock of $0.4 million offset by lower net borrowings of $20.5 million and deferred financing fees of $0.8 million.

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
As of September 30, 2016, we were in compliance with all applicable financial covenants under the indenture.
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
As of September 30, 2016, there was $103.0 million outstanding under the Credit Facility.
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
As of September 30, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

General Electric Capital Corporation Loan
Ten of our properties were subject to secured mortgage indebtedness under the GECC Loan, which we assumed in connection with the Spin-Off. As of February 1, 2016, in connection with the Amendment, the GECC Loan was paid off and terminated as part of the GECC Refinancing.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$336,375	$15,275	$30,550	$290,550	$—
Senior unsecured term loan (2)	116,547	2,610	5,220	5,227	103,490
Unsecured revolving credit facility (3)	112,191	3,232	108,959	—	—
Operating lease	463	132	277	54	—
Total	$565,576	$21,249	$145,006	$295,831	$103,490

(1)	Amounts include interest payments of $76.4 million.

(2)	Amounts include interest payments of $16.5 million.

(3)
The unsecured revolving credit facility includes payments related to the unused credit facility fee due on the amount of unused borrowings and assumes principal outstanding and interest rates in effect as of September 30, 2016.

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
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 11, 2016, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. As of September 30, 2016, we had $103.0 million of outstanding borrowings under the Credit Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of September 30, 2016, we had a $100.0 million Term Loan outstanding.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $1.5 million for the nine months ended September 30, 2016.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CareTrust REIT, Inc.
November 2, 2016	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

November 2, 2016	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)