Form 10-K
period 2016-12-31
CareTrust REIT, Inc.
filed 2017-02-07
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $784.7 million.
As of February 3, 2017 there were 66,216,905 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2016, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
This report represents the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for CareTrust REIT, Inc. (together with its consolidated subsidiaries, “CareTrust REIT” or the “Company”). CareTrust REIT is a self-administered, publicly-traded real estate investment trust ("REIT") engaged in the ownership, acquisition and leasing of seniors housing and healthcare-related properties. CareTrust REIT was formed on October 29, 2013 as a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”) with the intent to hold substantially all of Ensign's real estate business. On June 1, 2014, Ensign completed the separation of its real estate business into a new separate and independent publicly traded company by distributing all of the outstanding shares of common stock of CareTrust REIT to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust REIT common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust REIT common stock distributed by Ensign on June 2, 2014.
The Company had minimal activity prior to the Spin-Off. The consolidated and combined financial statements included in this report reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to the Company immediately prior to the Spin-Off, (ii) the operations of the three independent living facilities that the Company operated immediately following the Spin-Off, and (iii) the new investments that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements, for the periods prior to the Spin-Off, have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although management of the Company believes such assumptions are reasonable, the consolidated and combined financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows.
The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of its website at www.caretrustreit.com. The information found on, or otherwise accessible through, the Company’s website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.
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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them and the ability and willingness of Ensign to meet and/or perform its other contractual arrangements that it entered into with us in connection with the Spin-Off and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a REIT; (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
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
The information related to our tenants contained or referred to in this Annual Report on Form 10-K was provided to us by such tenants or, in the case of Ensign, derived from SEC filings made by Ensign or other publicly available information. We have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only.

PART I
All references in this report to “CareTrust REIT,” the “Company,” “we,” “us” or “our” mean CareTrust REIT, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “CareTrust REIT, Inc.” mean the parent company without its subsidiaries.

ITEM 1.	Business
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. CareTrust REIT was formed on October 29, 2013, as a wholly owned subsidiary of Ensign with the intent to hold substantially all of Ensign's real estate business. On June 1, 2014, Ensign completed the separation of its real estate business into a separate and independent publicly traded company by distributing all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis. The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. As of December 31, 2016, CareTrust REIT’s real estate portfolio consisted of 154 skilled nursing facilities (“SNFs”), SNF Campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). Of these properties, 93 are leased to Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) that have cross default provisions and are all guaranteed by Ensign, 16 are leased to affiliates of Pristine Senior Living ("Pristine") under a long-term, triple-net master lease (the "Pristine Master Lease") that is guaranteed by Pristine and its sole principal, and 42 properties are leased to 14 other tenants on a triple-net basis. We also own and operate three ILFs. As of December 31, 2016, the 93 facilities leased to Ensign had a total of 9,916 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington; the 16 facilities leased to affiliates of Pristine had a total of 1,488 beds and units and are located in Ohio; and the 42 remaining leased properties had a total of 3,515 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, North Carolina, Texas, Virginia, Washington and Wisconsin. The three ILFs that we own and operate had a total of 264 units and are located in Texas and Utah. As of December 31, 2016, the Company also had three other real estate investments consisting of $13.9 million of preferred equity investments.

From January 1, 2016 through February 3, 2017, we acquired 35 properties, comprising 15 ALFs, 17 SNFs and 3 SNF Campuses, for approximately $309.5 million inclusive of estimated transaction costs. During this period, we also completed two preferred equity investments totaling $4.7 million.
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
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust REIT’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
Our Industry
We operate as a REIT that invests in income-producing healthcare-related properties. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets and in different asset classes. Our portfolio primarily consists of SNFs, SNF Campuses, ALFs and ILFs.

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

•
Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities as of December 2015, as compared with over 16,700 facilities as of December 2000. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•
Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. According to the 2012 U.S. Census, there were over 41.5 million people in the United States in 2012 that were over 65 years old. The 2012 U.S. Census estimates this group is one of the fastest growing segments of the United States population and is expected to more than double between 2000 and 2030. According to the Centers for Medicare & Medicaid Services, nursing home expenditures are projected to grow from approximately $156 billion in 2014 to approximately $274 billion in 2024, representing a compounded annual growth rate of 5.3%. We believe that these trends will support an increasing demand for skilled nursing services, which in turn will likely support an increasing demand for our properties.

Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types:

•
Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2016, our portfolio included 119 SNFs, 16 of which include assisted or independent living operations which we refer to as SNF Campuses.

•
Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2016, our portfolio included 31 ALFs, some of which also contain independent living units.

•
Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. As of December 31, 2016, our portfolio of four ILFs includes one that is operated by Ensign and three that are operated by us.

Our portfolio of SNFs, ALFs and ILFs is broadly diversified by geographic location throughout the United States, with concentrations in Texas, California, and Ohio. Our properties are grouped into four categories: (1) SNFs - these are properties that are comprised exclusively of SNFs; (2) Skilled Nursing Campuses - these are properties that include a combination of SNFs and ALFs or ILFs or both; (3) ALFs and ILFs - these are properties that include ALFs or ILFs, or a combination of the two; and (4) ILFs operated by CareTrust REIT - these are ILFs operated by subsidiaries of CareTrust REIT, unlike the other properties, which are leased to third-party operators.
Significant Master Leases
We have leased 93 of our properties to subsidiaries of Ensign pursuant to the Ensign Master Leases, which consist of eight triple-net leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography. The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At the option of Ensign, each Ensign Master Lease may be extended for up to either two or three five year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the Ensign Master Lease. The rent is a fixed component that was initially set near the time of the Spin-Off. The annual revenues from the Ensign Master Leases were $56.0 million during each of the first two years of the Ensign Master Leases. As of December 31, 2016, the annualized revenues from the Ensign Master Leases were $56.5 million. The Ensign Master Leases are guaranteed by Ensign.
We have leased 16 of our properties to subsidiaries of Pristine pursuant to the Pristine Master Lease which consists of a triple-net master lease originally entered into effective as of October 1, 2015, and which has an initial term of 15 years, two five year renewal options and no purchase options. As of December 31, 2016, the annualized revenues from the Pristine Master Lease were $18.6 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine Master Lease is guaranteed by Pristine and its sole principal.
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
We monitor the creditworthiness of our tenants by evaluating the ability of the tenants to meet their lease obligations to us based on the tenants’ financial performance, including the evaluation of any guarantees of tenant lease obligations. The primary basis for our evaluation of the credit quality of our tenants (and more specifically the tenants’ ability to pay their rent obligations to us) is the tenants’ lease coverage ratios. These coverage ratios include (i) earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage, and (ii) earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent coverage. We utilize a standardized 5% management fee when we calculate lease coverage ratios. We obtain various financial and operational information from our tenants each month and review this information in conjunction with the above-described coverage metrics to determine trends and the operational and financial impact of the environment in the industry (including the impact of government reimbursement) and the management of the tenant’s operations. These metrics help us identify potential areas of concern relative to our tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet its obligations, including its obligation to continue to pay the rent due to us.
Properties by Type:
The following table displays the geographic distribution of our facilities by property type and the related number of beds and units available for occupancy by asset class, as of December 31, 2016. The number of beds or units that are operational may be less than the official licensed capacity.

	Total(1)		SNFs		SNF Campuses		ALFs and ILFs(1)
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
TX	31	3,709	24	2,950	2	311	5	448
CA	22	2,443	16	1,673	3	495	3	275
OH	16	1,488	12	945	4	543	—	—
IA	15	945	13	774	2	171	—	—
UT	12	1,259	9	911	1	221	2	127
AZ	10	1,327	7	799	1	262	2	266
ID	10	646	6	475	1	69	3	102
WA	8	738	7	636	—	—	1	102
CO	6	633	4	380	—	—	2	253
NE	5	366	3	220	2	146	—	—
MI	4	189	—	—	—	—	4	189
FL	3	291	—	—	—	—	3	291
NV	3	304	1	92	—	—	2	212
VA	2	218	—	—	—	—	2	218
NC	2	100	—	—	—	—	2	100
GA	1	105	1	105	—	—	—	—
MD	1	120	—	—	—	—	1	120
MN	1	30	—	—	—	—	1	30
IN	1	162	—	—	—	—	1	162
WI	1	110	—	—	—	—	1	110
Total	154	15,183	103	9,960	16	2,218	35	3,005

(1) ALFs and ILFs include ALFs or ILFs, or a combination of the two, operated by our tenants and three ILFs operated by us.
Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2016, 2015 and 2014. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

	Year Ended December 31,
Property Type	2016	2015	2014
Facilities Leased to Tenants: (1)
SNFs	78%	77%	75%
SNF Campuses	77%	76%	75%
ALFs and ILFs	85%	85%	85%
Facilities Operated by CareTrust REIT:
ILFs	76%	76%	82%

(1)	Financial data were derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.

Property Type - Rental Income:
The following tables display the annual rental income and total beds/units for each property type leased to third-party tenants for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31, 2016
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$64,963	70%	9,960
SNF Campuses	14,584	16%	2,218
ALFs and ILFs	13,579	14%	2,741
Total	$93,126	100%	14,919

	For the Year Ended December 31, 2015
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$48,998	74%	8,782
SNF Campuses	8,090	12%	1,831
ALFs and ILFs	8,891	14%	1,531
Total	$65,979	100%	12,144
Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
State	Rental Income (in thousands)	Percent of Total	Rental Income (in thousands)	Percent of Total
OH	$18,135	20%	$4,256	6%
CA	17,037	18%	15,384	23%
TX	15,183	16%	14,057	21%
AZ	8,679	9%	8,633	13%
UT	5,770	6%	5,738	9%
IA	4,909	5%	1,605	2%
WA	4,803	5%	4,282	6%
ID	4,414	5%	3,827	6%
CO	3,971	4%	3,819	6%
FL	1,638	2%	511	1%
MI	1,593	2%	—	—
NE	1,334	1%	1,328	2%
VA	1,129	1%	562	1%
NV	988	1%	983	2%
GA	799	1%	400	1%
NC	685	1%	—	—
IN	649	1%	—	—
MN	595	1%	594	1%
WI	444	1%	—	—
MD	371	—%	—	—
Total	$93,126	100%	$65,979	100%

ILFs Operated by CareTrust REIT:
The following table displays the geographic distribution of ILFs operated by CareTrust REIT and the related number of operational units available for occupancy as of December 31, 2016. The following table also displays the average monthly revenue per occupied unit for the years ended December 31, 2016 and 2015.

			For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
State	Facilities	Units	Average Monthly Revenue Per Occupied Unit(1)	Average Monthly Revenue Per Occupied Unit(1)
TX	2	207	$1,196	$1,176
UT	1	57	1,341	1,309
Total	3	264	1,236	1,213

(1)	Average monthly revenue per occupied unit is equivalent to average effective rent per unit, as we do not offer tenants free rent or other concessions.
We view our ownership and operation of the three ILFs as complementary to our real estate business. Our goal is to provide enhanced focus on their operations to improve their financial and operating performance. The three ILFs that we own and operate as of December 31, 2016 are:

•	Lakeland Hills Independent Living, located in Dallas, Texas, with 168 units;

•	The Cottages at Golden Acres, located in Dallas, Texas, with 39 units; and

•	The Apartments at St. Joseph Villa, located in Salt Lake City, Utah, with 57 units.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs, as well as medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are located in 20 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.
Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 20 different states, with concentrations in Texas, California and Ohio. The properties in any one state do not account for more than 24% of our total beds and units as of December 31, 2016. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
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

Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 58% of our 2016 revenues, exclusive of tenant reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Ability to Identify Talented Operators. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investment in new and/or improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.
Experienced Management Team. Gregory K. Stapley, our President and Chief Executive Officer, has extensive experience in the real estate and healthcare industries. Mr. Stapley has more than 30 years of experience in the acquisition, development and disposition of real estate including healthcare facilities and office, retail and industrial properties, including nearly 15 years at Ensign where he was instrumental in assembling the portfolio that we now lease back to Ensign. Our Chief Financial Officer, William M. Wagner, has more than 25 years of accounting and finance experience, primarily in real estate, including 12 years of experience working extensively for REITs. Most notably he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company. David M. Sedgwick, our Vice President of Operations, is a licensed nursing home administrator with more than 12 years of experience in skilled nursing operations, including turnaround operations, and trained over 100 Ensign nursing home administrators while he was Ensign’s Chief Human Capital Officer. Our executives have years of public company experience, including experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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
The key components of our business strategies include:
Diversify Asset Portfolio. We diversify through the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities and strategically investing in new developments with options to acquire the developments at stabilization. We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of skilled nursing, assisted living and independent living facilities, as well as medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors.

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
Provide Capital to Underserved Operators. We believe there is a significant opportunity to be a capital source to healthcare operators, through the acquisition and leasing of healthcare properties to them that are consistent with our investment and financing strategy at appropriate risk-adjusted rates of return, which, due to size and other considerations, are not a focus for larger healthcare REITs. We pursue acquisitions and strategic opportunities that meet our investing and financing strategy and that are attractively priced, including funding development of properties through preferred equity or construction loans and thereafter entering into sale and leaseback arrangements with such developers as well as other secured term financing and mezzanine lending. We utilize our management team’s operating experience, network of relationships and industry insight to identify both large and small quality operators in need of capital funding for future growth. In appropriate circumstances, we may negotiate with operators to acquire individual healthcare properties from those operators and then lease those properties back to the operators pursuant to long-term triple-net leases.
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

Employees
We employ approximately 50 employees (including our executive officers), none of whom is subject to a collective bargaining agreement.
Government Regulation, Licensing and Enforcement
Overview
As operators of healthcare facilities, Ensign, Pristine and other tenants of our healthcare properties are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants to civil, criminal and administrative sanctions. Affected tenants may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors - Risks Related to Our Business.”
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

Reimbursement
Sources of revenue for Ensign, Pristine and our other tenants include (and for our future tenants is expected to include), among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and health maintenance organizations. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by Ensign and some of our other tenants.
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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2016, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.

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

Insurance
We maintain, or require in our leases, including the Ensign Master Leases and the Pristine Master Lease, that our tenants maintain all applicable lines of insurance on our properties and their operations. The amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants is customary for similarly situated companies in our industry. However, we cannot assure you that our tenants will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our leases, including the Ensign Master Leases and the Pristine Master Lease, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers.

ITEM 1A.	Risk Factors
Risks Related to Our Business
We are dependent on Ensign, Pristine and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Following the acquisitions on February 1, 2017, Ensign represents $56.5 million or 50%, and Pristine represents $18.6 million or 17%, of our revenues, exclusive of tenant reimbursements, on an annualized run-rate basis. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that Ensign, Pristine or our other tenants will have sufficient assets, income and access to financing to enable them to satisfy their payment or indemnification obligations under their leases with us. In addition, any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties. The inability or unwillingness of Ensign or Pristine to meet their rent obligations under their leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Ensign or Pristine to satisfy their other obligations under their leases, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the leased properties as well as their business, financial position and results of operations. For these reasons, if Ensign or Pristine were to experience a material and adverse effect on their businesses, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Due to our dependence on rental payments from Ensign and Pristine as our primary source of revenues, we may be limited in our ability to enforce our rights under, or to terminate, their leases. Failure by Ensign or Pristine to comply with the terms of their leases or to comply with federal and state healthcare laws and regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease in or cessation of rental payments. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.
The impact of healthcare reform legislation on us and our tenants cannot accurately be predicted.
Ensign, Pristine and other healthcare operators to which we lease properties are dependent on the healthcare industry and may be susceptible to the risks associated with healthcare reform. Because all of our properties are used as healthcare properties, we are impacted by the risks associated with healthcare reform. Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would effect major changes in the healthcare system, either nationally or at the state level. We cannot accurately predict whether any future legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.
In March 2010, President Obama signed the Affordable Care Act into law. The passage of the Affordable Care Act has resulted in comprehensive reform legislation that has expanded healthcare coverage to millions of uninsured people and provided for significant changes to the U.S. healthcare system over several years. The Affordable Care Act includes a large number of health-related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste (e.g., the implementation of a voluntary bundled payment program and the creation of accountable care organizations), including through new tools to address fraud and abuse. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various healthcare providers, including long-term acute care hospitals and SNFs, as well as certain other changes to Medicare payment methodologies. This comprehensive healthcare legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. While we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our tenants and the manner in which they are reimbursed by the federal healthcare programs, we cannot accurately predict today the impact of those regulations on our tenants and, thus, on our business.

The Supreme Court’s 2014 decision to uphold the constitutionality of the individual mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs, which effectively made Medicaid expansion voluntary, leaving each state free to opt in or out, has not reduced the uncertain impact that the Affordable Care Act will have on healthcare delivery systems. However, given the results of the November 2016 presidential election, the future of the Affordable Care Act is uncertain and at this juncture there will be a period of uncertainty regarding the Affordable Care Act’s repeal, modification or replacement, any of which would have long term financial impact on the delivery of and payment for healthcare.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, on April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014, which, among other things, requires the Centers for Medicare & Medicaid Services (“CMS”) to measure, track, and publish readmission rates of SNFs by 2017 and implement a value-based purchasing program for SNFs (the “SNF VBP Program”) by October 1, 2018. The SNF VBP Program will increase Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program will be funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. However, there is no assurance that payments made by CMS as a result of the SNF VBP Program will be sufficient to cover a facility’s costs. If Medicare reimbursement provided to our healthcare tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
Additionally, on November 16, 2015, CMS issued the final rule for a new mandatory Comprehensive Care for Joint Replacement (“CJR”) model focusing on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place is accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. This model initially covered 67 geographic areas throughout the country and most hospitals in those regions are required to participate. Following the implementation of the CJR program, the Medicare revenues of our SNF-operating tenants related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program. If Medicare reimbursement provided to our healthcare tenants is reduced under the CJR model, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
However, the fate of the SNF VBP Program and CJR model are uncertain since the Affordable Care Act may be repealed, modified or replaced.
Tenants that fail to comply with the requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Ensign, Pristine and other healthcare operators to which we lease properties are subject to complex federal, state and local laws and regulations relating to governmental healthcare reimbursement programs. See “Business - Government Regulation, Licensing and Enforcement - Overview.” As a result, Ensign, Pristine and other tenants are subject to the following risks, among others:

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
Healthcare reimbursement will likely continue to be a significant focus for federal and state authorities in their efforts to control costs. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ costs of doing business and on the amount of reimbursement by government and other third-party payors. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants. The failure of Ensign, Pristine or any of our operators and other tenants to comply with these laws, requirements and regulations could materially and adversely affect their ability to meet their financial and contractual obligations to us.

Finally, government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of the False Claims Act.
The False Claims Act provides that any person who “knowingly presents, or causes to be presented” a “false or fraudulent claim for payment or approval” to the U.S. government, or its agents and contractors, is liable for a civil penalty ranging from $5,500 to $11,000 per claim, plus three times the amount of damages sustained by the government. Under the False Claims Act’s so-called “reverse false claims,” liability also could arise for “using” a false record or statement to “conceal,” “avoid” or “decrease” an “obligation” (which can include the retention of an overpayment) “to pay or transmit money or property to the Government.” The False Claims Act also empowers and provides incentives to private citizens (commonly referred to as qui tam relator or whistleblower) to file suit on the government’s behalf. The qui tam relator’s share of the recovery can be between 15% and 25% in cases in which the government intervenes, and 25% to 30% in cases in which the government does not intervene. Notably, the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) amended certain jurisdictional bars to the False Claims Act, effectively narrowing the “public disclosure bar” (which generally requires that a whistleblower suit not be based on publicly disclosed information) and expanding the “original source” exception (which generally permits a whistleblower suit based on publicly disclosed information if the whistleblower is the original source of that publicly disclosed information), thus potentially broadening the field of potential whistleblowers.
Medicare requires that extensive financial information be reported on a periodic basis and in a specific format or content. These requirements are numerous, technical and complex and may not be fully understood or implemented by billing or reporting personnel. With respect to certain types of required information, the False Claims Act may be violated by mere negligence or recklessness in the submission of information to the government even without any intent to defraud. New billing systems, new medical procedures and procedures for which there is not clear guidance may all result in liability.
The costs for an operator of a health care property associated with both defending such enforcement actions and the undertakings in settling these actions can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.
Tenants that fail to structure their facility contractual relationships in light of anti-kickback statutes and self-referral laws expose themselves to significant risk that could result in their inability to meet their financial and other contractual obligations to us.
In addition to reimbursement, operators of healthcare facilities must exercise extreme care in structuring their contractual relationships with vendors, physicians and other healthcare providers who provide goods and services to healthcare facilities, in particular, the anti-kickback statutes and self-referral laws, noted below.
Federal “Fraud and Abuse” Laws and Regulations. The Medicare and Medicaid anti-fraud and abuse amendments to the Social Security Act (the “Anti-Kickback Law”) make it a felony, subject to certain exceptions, to engage in illegal remuneration arrangements with vendors, physicians and other health care providers for the referral of Medicare beneficiaries or Medicaid recipients. When a violation occurs, the government may proceed criminally or civilly. If the government proceeds criminally, a violation is a felony and may result in imprisonment for up to five years, fines of up to $25,000 and mandatory exclusion from participation in all federal health care programs. If the government proceeds civilly, it may impose a civil monetary penalty of $50,000 per violation and an assessment of not more than three times the total amount of remuneration involved, and it may exclude the parties from participation in all federal health care programs. Many states have enacted similar laws to, and in some cases broader than the Anti-Kickback Law. Exclusion from these programs would have a material adverse effect on the operations and financial condition of Ensign, Pristine or any of our other healthcare operators.
The scope of prohibited payments in the Anti-Kickback Law is broad. The U. S. Department of Health and Human Services has published regulations which describe certain “safe harbor” arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. An arrangement that fits squarely into a safe harbor is immune from prosecution under the Anti-Kickback Statute. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many SNFs, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers having these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law.

Restrictions on Referrals. The federal physician self-referral law and its implementing regulations (commonly referred to as “Stark Law”) prohibits providers of “designated health services” from billing Medicare or Medicaid if the patient is referred by a physician (or his/her immediate family member) with a financial relationship with the entity, unless an exception applies. “Designated health services” include clinical laboratory services; physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and services; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law also prohibits the furnishing entity from submitting a claim for reimbursement or otherwise billing Medicare or any other person or entity for improperly referred designated health services.
An entity that submits a claim for reimbursement in violation of the Stark Law must refund any amounts collected and may be: (1) subject to a civil penalty of up to $15,000 for each self-referred service; and (2) excluded from participation in federal health care programs. In addition, a physician or entity that has participated in a “scheme” to circumvent the operation of the Stark Law is subject to a civil penalty of up to $100,000 and possible exclusion from participation in federal health care programs.
CMS has established a voluntary self-disclosure program under which health care facilities and other entities may report Stark violations and seek a reduction in potential refund obligations. However, the program is relatively new and therefore it is difficult to determine at this time whether it will provide significant monetary relief to health care facilities that discover inadvertent Stark Law violations.
The costs of an operator of a health care property for any non-compliance with the Anti-Kickback Law and Stark Laws can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.
Tenants that fail to adhere to HIPAA and the HITECH Act’s privacy and security requirements expose themselves to significant risk that could result in their inability to meet their financial and other contractual obligations to us.
Potentially significant legal exposure exists for healthcare operators under state and federal laws which govern the use and disclosure of confidential patient health information and patients’ rights to access and amend their own health information. The Administrative Simplification Requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established national standards to facilitate the electronic exchange of Protected Health Information (“PHI”) and to maintain the privacy and security of the PHI. These standards have a major effect on healthcare providers which transmit PHI in electronic form in connection with HIPAA standard transactions (e.g., health care claims). In particular, HIPAA established standards governing: (1) electronic transactions and code sets; (2) privacy; (3) security; and (4) national identifiers. Failure of our operators to comply could result in criminal and civil penalties, which could have a material adverse effect on the ability of our tenants to meet their obligations to us.
Title XIII of the Affordable Care Act, otherwise known as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), provides for an investment of almost $20 billion in public monies for the development of a nationwide health information technology (“HIT”) infrastructure. The HIT infrastructure is intended to improve health care quality, reduce costs and facilitate access to certain information. The HITECH Act also expands the scope and application of the administrative simplification provisions of HIPAA, and its implementing regulations, (i) imposing a written notice obligation upon covered entities for security breaches involving “unsecured” PHI, (ii) expanding the scope of a provider’s electronic health record disclosure tracking obligations, (iii) substantially limiting the ability of health care providers to sell PHI without patient authorization, (iv) increasing penalties for violations, and (v) providing for enforcement of violations by state attorneys general. While the effects of the HITECH Act cannot be predicted at this time, the obligations imposed thereunder could have a material adverse effect on the financial condition of our operators, which could have a material adverse effect on the ability of our tenants to meet their obligations to us.
Tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate our healthcare facilities or be unable to meet their financial and other contractual obligations to us.
The healthcare operators to which we lease properties are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’ failure to comply with any of these laws, regulations or standards could result in loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenant to obtain, or the loss or restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by such tenant. Additionally, failure of our tenants to generally comply with applicable laws and regulations could adversely affect facilities owned by us, result in adverse publicity and loss of reputation, and therefore could materially and adversely affect us. See “Business - Government Regulation, Licensing and Enforcement - Healthcare Licensure and Certificate of Need.”
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
If tenants are unable to comply with the terms of the leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement tenant for a healthcare property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for a property, transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, resulting in delays in receiving reimbursement, or a potential loss of a facility’s reimbursement for a period of time, which may affect our ability to successfully transition a property.
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
Our properties are located in 20 different states, with concentrations in Texas, California and Ohio. The properties in these three states accounted for approximately 24%, 16% and 10%, respectively, of the total beds and units in our portfolio, as of December 31, 2016 and approximately 16%, 18% and 20%, respectively, of our rental income for the year ended December 31, 2016. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
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
Additionally, we have preferred equity interests in a limited number of joint ventures. Our use of joint ventures may be subject to risks that may not be present with other ownership methods. Our joint ventures may involve property development, which presents additional risks that could render a development project less profitable or not profitable at all and, under certain circumstances, may prevent completion of development activities once undertaken.
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
Our tenants which operate SNFs and other healthcare facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, file for a Medicare and Medicaid change of ownership (commonly referred to as a CHOW). If an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.
We may be required to incur substantial renovation costs to make certain that our healthcare properties are suitable for other operators and tenants.
Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times tenant-specific. A new or replacement tenant to operate one or more of our healthcare facilities may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to release the space. In addition, approvals of local authorities for such modifications and/or renovations may be necessary, resulting in delays in transitioning a facility to a new tenant. These expenditures or renovations could materially and adversely affect our business, financial condition or results of operations.
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
Our lease agreements with operators (including the Ensign Master Leases and the Pristine Master Lease) require that the tenant maintain comprehensive liability and hazard insurance, and we maintain customary insurance for the ILFs that we own and operate. However, there are certain types of losses (including, but not limited to, losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.
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
The agreements related to the Spin-Off, including the Separation and Distribution Agreement, the Ensign Master Leases, the Opportunities Agreement, the Tax Matters Agreement, the Transition Services Agreement and the Employee Matters Agreement we entered into with Ensign, were negotiated in the context of the Spin-Off while we were still a wholly owned subsidiary of Ensign. As a result, although those agreements are intended to reflect arm’s-length terms, they may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Conversely, certain agreements related to the Spin-Off may include terms that are more favorable than those that would have resulted from arm’s-length negotiations among unaffiliated third parties. Following expiration of those agreements, we may have to enter into new agreements with unaffiliated third parties, and such agreements may include terms that are less favorable to us. The terms of the agreements negotiated in the context of the Spin-Off concern, among other things, divisions and allocations of assets and liabilities and rights and obligations, between Ensign and us.
The ownership by our chief executive officer, Gregory K. Stapley, of shares of Ensign common stock may create, or may create the appearance of, conflicts of interest.
Because of his former position with Ensign, our chief executive officer, Gregory K. Stapley, owns shares of Ensign common stock. Mr. Stapley also owns shares of our common stock. His individual holdings of shares of our common stock and Ensign common stock may be significant compared to his respective total assets. These equity interests may create, or appear to create, conflicts of interest when he is faced with decisions that may not benefit or affect CareTrust REIT and Ensign in the same manner.

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
As part of compliance with various requirements of federal and private healthcare programs, Ensign and its subsidiaries are required to maintain a corporate compliance program pursuant to a corporate integrity agreement (“CIA”) that Ensign entered into in October 2013 with the Office of the Inspector General of the U.S. Department of Health and Human Services. Although we are no longer a subsidiary of Ensign, we are subject to certain continuing operational obligations as part of Ensign’s compliance program pursuant to the CIA, including certain training in Medicare and Medicaid laws for our employees. Failure to timely comply with the applicable terms of the CIA could result in substantial civil or criminal penalties, which could adversely affect our financial condition and results of operations.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.
Our assets may be subject to impairment charges.
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
We have now, and may have in the future, exposure to contingent rent escalators
We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Almost all of our leases contain escalators contingent on changes in the Consumer Price Index, subject to maximum fixed percentages. If the Consumer Price Index does not increase, our revenues may not increase.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws, including any tax reform called for by the new presidential administration, might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.
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
In addition, subject to certain exceptions, rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock. CareTrust REIT’s charter provides for restrictions on ownership and transfer of CareTrust REIT’s shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from our tenants to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of REIT qualification requirements.
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
Our funds from operations are generated primarily by rents paid under the Ensign Master Leases and the Pristine Master Lease. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid being subject to corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
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
We own appreciated assets that were held by a C corporation and were acquired by us in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our qualification as a REIT, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that we became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.
Uncertainties relating to CareTrust REIT’s estimate of its “earnings and profits” attributable to C-corporation taxable years may have an adverse effect on our distributable cash flow.
In order to qualify as a REIT, a REIT cannot have at the end of any REIT taxable year any undistributed earnings and profits (“E&P”) that are attributable to a C-corporation taxable year. A REIT that has non-REIT accumulated earnings and profits has until the close of its first full tax year as a REIT to distribute such earnings and profits. Failure to meet this requirement would result in CareTrust REIT’s disqualification as a REIT. In connection with the Company’s intention to qualify as a real estate investment trust, on October 17, 2014, the Company’s board of directors declared the Special Dividend to distribute the amount of accumulated E&P allocated to the Company as a result of the Spin-Off. The amount of the Special Dividend was $132.0 million, or approximately $5.88 per common share. It was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. The Company issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.
The determination of non-REIT earnings and profits is complicated and depends upon facts with respect to which CareTrust REIT may have had less than complete information or the application of the law governing earnings and profits, which is subject to differing interpretations, or both. Consequently, there are substantial uncertainties relating to the estimate of CareTrust REIT’s non-REIT earnings and profits, and we cannot be assured that the earnings and profits distribution requirement has been met. These uncertainties include the possibility that the IRS could upon audit, as discussed above, increase the taxable income of CareTrust REIT, which would increase the non-REIT earnings and profits of CareTrust REIT. There can be no assurances that we have satisfied the requirement.
Risks Related to Our Capital Structure
We have substantial indebtedness and we have the ability to incur significant additional indebtedness.
We have approximately $455.0 million of indebtedness, consisting of $260.0 million representing our 5.875% Senior Notes due 2021 (the “Notes”), a $100.0 million unsecured term loan and a $95.0 million unsecured revolving loan outstanding on our Credit Facility (as defined below), all as of December 31, 2016. We also had $205.0 million available capacity to borrow under the Credit Facility. Our high level of indebtedness may have the following important consequences to us. For example, it could:

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
Our debt agreements contain various covenants that limit our ability and the ability of our subsidiaries to engage in various transactions including, as applicable:
•incurring or guaranteeing additional secured and unsecured debt;

•creating liens on our assets;
•paying dividends or making other distributions on, redeeming or repurchasing capital stock;
•making investments or other restricted payments;
•entering into transactions with affiliates;
•issuing stock of or interests in subsidiaries;
•engaging in non-healthcare related business activities;
•creating restrictions on the ability of our subsidiaries to pay dividends or other amounts to us;
•selling assets;
•effecting a consolidation or merger or selling all or substantially all of our assets;
•making acquisitions; and
•amending certain material agreements, including material leases and debt agreements.
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
The market price of our common stock may fluctuate, depending upon many factors, some of which may be beyond our control, including, but not limited to:
•a shift in our investor base;
•our quarterly or annual earnings, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•our ability to obtain financing as needed;
•changes in laws and regulations affecting our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;

•the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating performance and stock price of other comparable companies;
•overall market fluctuations; and
•general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock, which may impair our ability to raise additional capital.
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
Additionally, as we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we cannot maintain effective disclosure controls and procedures or internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.
We cannot assure you of our ability to pay dividends in the future.
We expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this annual report. Dividends are authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.
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

Except for the three ILFs that we own and operate, all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized rental revenues under our lease agreements as of December 31, 2016 by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment	Investment	Rent	Total Rent
2019	$34,350	3.3%	$3,082	2.9%
2026	70,272	6.7%	7,344	6.9%
2027	55,929	5.4%	5,598	5.3%
2028	79,914	7.6%	7,614	7.2%
2029	89,548	8.6%	7,373	6.9%
2030	307,593	29.4%	29,332	27.5%
2031	281,820	27.0%	26,374	24.8%
2032	61,105	5.8%	8,736	8.2%
2033	64,491	6.2%	10,990	10.3%
Total	$1,045,022	100.0%	$106,443	100.0%
The information set forth under “Portfolio Summary” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	Legal Proceedings

The Company and its subsidiaries are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, which are not individually or in the aggregate anticipated to be material. Claims and lawsuits may include matters involving general or professional liability asserted against our tenants, which are the responsibility of our tenants and for which we are entitled to be indemnified by our tenants under the insurance and indemnification provisions in the applicable leases.

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

			Dividends
	High	Low	Declared
2015
First Quarter	$14.93	$11.12	$0.16
Second Quarter	$14.35	$11.87	$0.16
Third Quarter	$13.93	$10.40	$0.16
Fourth Quarter*	$11.98	$10.21	$0.16
2016
First Quarter	$12.75	$9.12	$0.17
Second Quarter	$13.98	$12.44	$0.17
Third Quarter	$15.88	$13.73	$0.17
Fourth Quarter**	$15.67	$12.70	$0.17
* We paid this dividend on January 15, 2016 to stockholders of record on December 31, 2015.
** We paid this dividend on January 13, 2017 to stockholders of record on December 31, 2016.
At February 3, 2017, we had approximately 154 stockholders of record.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2016	2015
Ordinary dividend	$0.5767	$0.4573
Non-dividend distributions	0.1033	0.1827
	$0.6800	$0.6400
Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2016.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the SNL U.S. REIT Healthcare Index for the period from June 1, 2014 to December 31, 2016. Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices on June 1, 2014 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS, SNL US REIT HEALTHCARE AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
JUNE 1, 2014 - DECEMBER 31, 2016
(JUNE 1, 2014 = 100)
Stock Price Performance Graph Total Return

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Exchange Act.

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
CTRE
S&P 500
S&P 500 REIT Index
RMS
SNL US REIT Healthcare

ITEM 6.	Selected Financial Data
The following table sets forth selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated and combined financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of the selected financial data presented below is significantly affected by our acquisitions and new investments in 2016, 2015, 2014, 2013 and 2012. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The selected historical financial data set forth below reflects, for the relevant periods presented, as applicable, the historical financial position, results of operations and cash flows of (i) the skilled nursing, assisted living and independent living facilities that Ensign contributed to CareTrust REIT immediately prior to June 1, 2014, the effective date of the Spin-Off, (ii) the operations of the three independent living facilities that CareTrust REIT operated immediately following the Spin-Off, and (iii) the new investments and financings that the Company has made after the Spin-Off. “Ensign Properties” is the predecessor of the Company, and its historical financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities, and include allocations of income, expenses, assets and liabilities from Ensign. These allocations reflect significant assumptions. Although CareTrust REIT’s management believes such assumptions are reasonable, the historical financial statements do not fully reflect what CareTrust REIT’s financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented prior to the Spin-Off.

	As of or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share amounts)
Income statement data:
Total revenues	$104,679	$74,951	$58,897	$48,796	$42,063
Income (loss) before provision for income taxes	29,353	10,034	(8,143)	(272)	232
Net income (loss)	29,353	10,034	(8,143)	(395)	110
Income (loss) before provision for income taxes per share	0.52	0.26	(0.36)	(0.01)	0.01
Net income (loss) per share	0.52	0.26	(0.36)	(0.02)	—
Balance sheet data:
Total assets	$925,358	$673,166	$475,140	$428,515	$397,049
Senior unsecured notes payable, net	255,294	254,229	253,165	—	—
Senior unsecured term loan, net	99,422	—	—	—	—
Unsecured revolving credit facility	95,000	45,000	—	—	—
Secured mortgage indebtedness, net	—	94,676	97,608	113,740	117,089
Senior secured term loan, net	—	—	—	64,915	68,674
Senior secured revolving credit facility	—	—	—	78,701	20,000
Total equity	452,430	262,288	113,462	162,689	184,548
Other financial data:
Dividends declared per common share	$0.68	$0.64	$6.01	$—	$—
FFO(1)	61,483	34,109	14,853	23,023	21,213
FAD(1)	65,118	37,831	16,559	23,740	21,933

(1)
We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measure. We also believe that Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and Funds Available for Distribution (“FAD”) are important non-GAAP supplemental measures of operating performance for a REIT. FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate related depreciation and amortization and impairment charges. FAD is defined as FFO excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs and the effect of straight-line rent. We believe that the use of FFO and FAD, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and FAD to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for FAD, by excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs, and the effect of straight line rent, FFO and FAD can help investors compare our operating performance between periods and to other REITs. However, our computation of FFO and FAD may not be comparable to FFO and FAD reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define FAD differently than we do. Further, FFO and FAD do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.
The following table reconciles our calculations of FFO and FAD for the five years ended December 31, 2016, 2015, 2014, 2013 and 2012 to net income, the most directly comparable financial measure according to GAAP, for the same periods:

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Net income (loss)	$29,353	$10,034	$(8,143)	$(395)	$110
Real estate related depreciation and amortization	31,865	24,075	22,996	23,418	21,103
Loss on sale of real estate	265	—	—	—	—
FFO	61,483	34,109	14,853	23,023	21,213
Amortization of deferred financing costs	2,239	2,200	1,552	699	705
Amortization of stock-based compensation	1,546	1,522	154	18	15
Straight-line rental income	(150)	—	—	—	—
FAD	$65,118	$37,831	$16,559	$23,740	$21,933

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition and leasing of seniors housing and healthcare-related properties. CareTrust REIT was formed on October 29, 2013, as a wholly owned subsidiary of Ensign with the intent to hold substantially all of Ensign's real estate business. On June 1, 2014, Ensign completed the separation of its real estate business into a separate and independent publicly traded company by distributing all the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis. The Spin-Off was effective from and after

June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. As of December 31, 2016, CareTrust REIT’s real estate portfolio consisted of 154 SNFs, SNF Campuses, ALFs and ILFs of which 93 properties are leased to Ensign on a triple-net basis under the Ensign Master Leases, 16 properties are leased to affiliates of Pristine under the Pristine Master Lease that is guaranteed by Pristine and its sole principal, and the remaining 42 properties are leased to 14 other tenants on a triple-net basis. We also own and operate three ILFs. As of December 31, 2016, the 93 facilities leased to Ensign had a total of 9,916 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington; the 16 facilities leased to affiliates of Pristine had a total of 1,488 beds and units and are located in Ohio; and the 42 remaining leased properties had a total of 3,515 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, North Carolina, Texas, Virginia, Washington and Wisconsin. The three ILFs that we own and operate had a total of 264 units and are located in Texas and Utah. As of December 31, 2016, the Company also had three other real estate investments, consisting of $13.9 million of preferred equity investments.
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

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through our Operating Partnership, CTR Partnership, L.P. The Operating Partnership is managed by CareTrust REIT’s wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
Recent Transactions

Offerings of Common Stock

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

On November 18, 2016, we completed an underwritten public offering of 6.33 million newly issued shares of our common stock pursuant to an effective registration statement. We received net proceeds of $80.9 million from the offering, after giving effect to the issuance and sale of all 6.33 million shares of common stock (which included 0.83 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $13.35 per share.

At-The-Market Offering of Common Stock

During 2016, we entered into an equity distribution agreement to issue and sell, from time to time, up to $125.0 million in aggregate offering price of our common stock through an "at-the-market" equity offering program (the "ATM Program"). From January 1, 2016 through February 3, 2017, the Company sold approximately 2.0 million shares of common stock at an average price of $15.39 per share for $30.7 million in gross proceeds. At February 3, 2017, we had $94.7 million available for future issuances under the ATM Program.

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

Recent Acquisitions

From January 1, 2016 through February 3, 2017, we acquired 35 properties, comprising 15 ALFs, 17 SNFs and 3 SNF Campuses, for approximately $309.5 million inclusive of estimated transaction costs. During this period, we also completed two preferred equity investments totaling $4.7 million. See Note 3, Real Estate Investments, Net, and Note 4, Other Real Estate Investments in the Notes to Consolidated and Combined Financial Statements for additional information.

Recent Disposition

In December 2016, we sold one non-operating skilled nursing facility in Texas for $2.9 million, resulting in net sales proceeds of $2.9 million and a loss on sale of real estate of $0.3 million. The sold facility was previously subject to one of the Ensign Master Leases, and the master rent thereunder remained unchanged after the sale.

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
Operating Results
Our primary business consists of acquiring, financing and owning real property to be leased to third party tenants in the healthcare sector.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2016	2015
	(dollars in thousands)
Revenues:
Rental income	$93,126	$65,979	$27,147	41%
Tenant reimbursements	7,846	5,497	2,349	43%
Independent living facilities	2,970	2,510	460	18%
Interest and other income	737	965	(228)	(24)%
Expenses:
Depreciation and amortization	31,965	24,133	7,832	32%
Interest expense	23,199	25,256	(2,057)	(8)%
Property taxes	7,846	5,497	2,349	43%
Acquisition costs	205	—	205	*
Independent living facilities	2,549	2,376	173	7%
General and administrative	9,297	7,655	1,642	21%
* Not meaningful
Rental income. Rental income was $93.1 million for the year ended December 31, 2016 compared to $66.0 million for the year ended December 31, 2015. The $27.1 million increase in rental income is due primarily to $26.9 million from new investments made after January 1, 2015, and $0.3 million from increases in rental rates on existing tenants.
Independent living facilities. Revenues from our three ILFs that we own and operate were $3.0 million for the year ended December 31, 2016 compared to $2.5 million for the year ended December 31, 2015. The $0.5 million increase was due primarily to more units being available for lease and rented in 2016. Expenses were $2.5 million for the year ended December

31, 2016 compared to $2.4 million for the year ended December 31, 2015. The $0.1 million increase was due to higher costs associated with the incremental newly leased units.
Interest and other income. Interest and other income decreased $0.2 million for the year ended December 31, 2016 to $0.7 million compared to $1.0 million for the year ended December 31, 2015. The net decrease was due to the cessation of accruing interest on one preferred equity investment slightly offset by two new preferred equity investments that closed during the three months ended September 30, 2016.
Depreciation and amortization. Depreciation and amortization expense increased $7.8 million, or 32%, for the year ended December 31, 2016 to $32.0 million compared to $24.1 million for the year ended December 31, 2015. The $7.8 million increase was primarily due to new investments made after January 1, 2015.
Interest expense. Interest expense decreased $2.1 million, or 8%, for the year ended December 31, 2016 to $23.2 million compared to $25.3 million for the year ended December 31, 2015. The decrease was due primarily to lower interest expense of $4.9 million resulting from the pay off of the GECC Loan with the unsecured term loan, a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility and $0.7 million related to our former secured revolving credit facility, partially offset by an increase in interest expense of $2.3 million from our unsecured term loan, $1.4 million from greater borrowings under our unsecured revolving credit facility, $0.8 million related to amortization of deferred financing fees and a $0.3 million write-off of deferred financing fees associated with the payoff and termination of the GECC Loan.
General and administrative expense. General and administrative expense increased $1.6 million for the year ended December 31, 2016 to $9.3 million compared to $7.7 million for the year ended December 31, 2015. The $1.6 million increase is primarily related to higher cash wages including increased staffing of $0.9 million, higher professional fees of $0.4 million and higher state and local taxes of $0.4 million.

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
 Liquidity and Capital Resources
To qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders on an annual basis. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly dividends to common stockholders from cash flow from operating activities. All such dividends are at the discretion of our board of directors.
 During the year ended December 31, 2016, we issued 16.11 million shares of our common stock for net proceeds of $186.7 million and refinanced our Credit Agreement (as defined below), including entering into a new $100.0 million term loan and using approximately $95.0 million of the proceeds to pay off and terminate our then-existing mortgage notes payable. As of December 31, 2016, there was $95.0 million outstanding under the Credit Facility. See Note 7, Debt, and Note 8, Equity, in the Notes to Consolidated and Combined Financial Statements for additional information. We believe that our available cash, expected operating cash flows and the availability under our Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.
On May 13, 2016, we commenced the ATM Program.  Pursuant to the ATM Program, sales of shares of our common stock, if any, will be made through the sales agents acting as agent and, subject to certain conditions, may be made through the sales agents acting as principal, and will be made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  Prior to July 1, 2016, we had not sold any common stock under the ATM Program. During the year ended December 31, 2016, we sold 0.9 million shares of our common stock under the ATM Program at an average price of $15.31 per share resulting in gross proceeds of $14.1 million, before $0.2 million of commissions paid to the sales agents. As of December 31, 2016, we had $111.1 million available for future issuances under the ATM Program.
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
We have filed a shelf registration statement with the SEC that expires in January 2019, which will allow us to offer and sell shares of common stock, preferred stock, and warrants through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
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

Cash Flows
The following table presents selected data from our consolidated and combined statements of cash flows for the years presented:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$64,431	$40,254	$21,906
Net cash used in investing activities	(284,642)	(234,649)	(53,596)
Net cash provided by financing activities	216,244	180,542	56,115
Net (decrease) increase in cash and cash equivalents	(3,967)	(13,853)	24,425
Cash and cash equivalents at beginning of period	11,467	25,320	895
Cash and cash equivalents at end of period	$7,500	$11,467	$25,320
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2016 was $64.4 million compared to $40.3 million for the year ended December 31, 2015, an increase of $24.2 million. The increase was primarily due to an increase in net income of $19.3 million and noncash income and expenses of $7.4 million partially offset by a $2.5 million change in operating assets and liabilities.
Net cash used in investing activities for the year ended December 31, 2016 was $284.6 million compared to $234.6 million for the year ended December 31, 2015, an increase of $50.0 million. The increase was primarily due to greater investments in real estate, preferred equity investments and improvements to our real estate partially offset by greater net proceeds from the disposition of real estate, lower purchases of furniture, fixtures and equipment and lower escrow deposits in connection with acquisitions.

Net cash provided by financing activities for the year ended December 31, 2016 was $216.2 million compared to $180.5 million for the year ended December 31, 2015, an increase of $35.7 million. This increase was primarily due to greater net proceeds of $37.4 million from our offerings of common stock in 2016, $13.2 million in greater net debt issuances, and $1.0 million in lower deferred financing fees partially offset by $15.5 million in higher dividends paid and $0.4 million in higher net settlements of restricted stock.
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

Net cash provided by financing activities for the year ended December 31, 2015 was $180.5 million compared to $56.1 million for the year ended December 31, 2014, an increase of $124.4 million. This increase was primarily due to net proceeds of $163.0 million from our offering of common stock, $184.3 million in lower payments on debt, $11.2 million in lower dividends paid, and $11.1 million in lower deferred financing fees, offset by lower net borrowings in 2015 of $240.7 million and no net contributions from Ensign in 2015.
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
The Issuers may redeem the Notes any time before June 1, 2017 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make whole” premium described in the indenture governing the Notes and, at any time on or after June 1, 2017, at the redemption prices set forth in the indenture. At any time on or before June 1, 2017, up to 35% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding. If certain changes of control of CareTrust REIT occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT and certain of CareTrust REIT’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 13, Summarized Condensed Consolidating Information.
The indenture contains covenants limiting the ability of CareTrust REIT and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. The indenture also requires CareTrust REIT and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of December 31, 2016, we were in compliance with all applicable financial covenants under the indenture.
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
As of December 31, 2016, there was $95.0 million outstanding under the Revolving Facility.

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
As of December 31, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
General Electric Capital Corporation Loan
Ten of our properties were subject to secured mortgage indebtedness under the GECC Loan, which we assumed in connection with the Spin-Off. As of February 1, 2016, in connection with the Amendment, the GECC Loan was paid off and terminated as part of the GECC Refinancing.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$328,738	$15,275	$30,550	$282,913	$—
Senior unsecured term loan (2)	117,406	2,859	5,718	5,726	103,103
Unsecured revolving credit facility (3)	103,544	3,297	100,247	—	—
Operating lease	431	133	279	19	—
Total	$550,119	$21,564	$136,794	$288,658	$103,103

(1)	Amounts include interest payments of $68.7 million.

(2)	Amounts include interest payments of $17.4 million.

(3)
The unsecured revolving credit facility includes payments related to the unused credit facility fee due on the amount of unused borrowings and assumes principal outstanding and interest rates in effect as of December 31, 2016.

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
Critical Accounting Policies
Basis of Presentation. The accompanying consolidated and combined financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the SNFs, SNF Campuses, ALFs and ILFs that Ensign contributed to us immediately prior to the Spin-Off, (ii) the operations of the three ILFs that we operated immediately following the Spin-Off, and (iii) the new investments that we have made after the Spin-Off. Our financial statements, prior to the Spin-Off, have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such SNFs, SNF Campuses, ALFs and ILFs.
The combined statements of operations, prior to the Spin-Off, reflect allocations of general corporate expenses from Ensign including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services. See Note 6, Related Party Transactions.
However, the consolidated and combined financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the pre-Spin-Off periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Estimates and Assumptions. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that the assumptions and estimates used in preparation of the underlying consolidated and combined financial statements are reasonable. Actual results, however, could differ from those estimates and assumptions.
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
Real Estate Acquisition Valuation. In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, we record the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.
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

As part of our asset acquisitions, we may commit to provide contingent payments to a seller or lessee (e.g., an earn-out payable upon the applicable property achieving certain financial metrics). Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. Generally, if the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property's basis. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
Impairment of Long-Lived Assets. At each reporting period, management evaluates our real estate investments for impairment indicators, including the evaluation of our assets’ useful lives. Management also assesses the carrying value of our real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time and depreciation is adjusted going forward to reflect the new value assigned to the asset.
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
Other Real Estate Investments. Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. We recognize return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
At each reporting period, we evaluate each of our investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.
Deferred Financing Costs. External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For our senior unsecured notes payable, senior unsecured term loan and our mortgage notes payable, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For our Credit Facility, deferred financing costs are included in assets on our balance sheet.
Revenue Recognition. We recognize rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if we are the primary obligor and, with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk. For the years ended December 31, 2016, 2015 and 2014, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
We evaluate the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We did not reserve any receivables as of December 31, 2016 and 2015.
Income Taxes. Our operations have historically been included in Ensign’s U.S. federal and state income tax returns and all income taxes have been paid by Ensign. Income tax expense and other income tax related information contained in these consolidated and combined financial statements are presented on a separate tax return basis as if we filed our own tax returns. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated and combined financial statements herein may not necessarily reflect our income tax expense or tax payments in the future, or what our tax amounts would have been if we had been a stand-alone company during the periods presented.
We elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.
In connection with our intention to qualify as a REIT in 2014, on October 17, 2014, our board of directors declared a special dividend of $132.0 million, or approximately $5.88 per common share, which represented the amount of accumulated earnings and profits, or “E&P,” allocated to us as a result of the Spin-Off. The Special Dividend was intended to purge us of accumulated E&P attributable to the period prior to our first taxable year as a REIT. The Special Dividend was paid on December 10, 2014, to stockholders of record as of October 31, 2014, in a combination of both cash and stock. The cash portion totaled $33.0 million and the stock portion totaled $99.0 million. We issued 8,974,249 shares of common stock in connection with the stock portion of the Special Dividend.
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
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated and Combined Financial Statements for information concerning recently issued accounting standards.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Almost all of our triple-net lease agreements, including the Ensign Master Leases, provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to maximum fixed percentages.
Off-Balance Sheet Arrangements
None.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. As of December 31, 2016, we had $95.0 million of outstanding borrowings under the Revolving Facility. The interest rates per annum applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of December 31, 2016, we had a $100.0 million Term Loan outstanding.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $2.0 million for the year ended December 31, 2016.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2016, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
ITEM  8. Financial Statements and Supplementary Data
See the Index to Consolidated and Combined Financial Statements on page F-1 of this report.
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
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited CareTrust REIT Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CareTrust REIT Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CareTrust REIT Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CareTrust REIT, Inc., as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 of CareTrust REIT Inc. and our report dated February 7, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Irvine, California
February 7, 2017

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
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
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
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

2.4
Purchase and Sale Agreement entered into as of September 29, 2016 by and among Senior Care Resources, Inc., SCC Partners, Inc., Royse City NH Realty, Ltd., BP NH Realty, Ltd., Decatur NH Realty, Ltd., Lakeside NH Realty, Ltd., and CTR Partnership, L.P. (incorporated by reference to Exhibit 2.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on December 2, 2016).

2.5
First Amendment to Purchase and Sale Agreement entered into as of November 15, 2016 by and among Senior Care Resources, Inc., SCC Partners, Inc., Royse City NH Realty, Ltd., BP NH Realty, Ltd., Decatur NH Realty, Ltd., Lakeside NH Realty, Ltd., and CTR Partnership, L.P. (incorporated by reference to Exhibit 2.2 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on December 2, 2016).

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

*10.4	First Amendment to Master Lease, dated as of September 30, 2015, by and among CTR Partnership, L.P. and the entities party thereto as tenants.

*10.5	Second Amendment to Master Lease, dated as of March 7, 2016, by and among CTR Partnership, L.P. and the entities party thereto as tenants.

10.6
Guaranty of Master Lease, dated as of July 30, 2015, by Pristine Senior Living, LLC, Christopher T. Cook, and Stephen Ryan in favor of CTR Partnership, L.P. (incorporated by reference to Exhibit 10.4 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015).

*10.7	First Amendment to Guaranty of Master Lease, dated November 15, 2016, by and among Pristine Senior Living, LLC and Christopher T. Cook in favor of CTR Partnership, L.P.

10.8
Nomination Agreement, dated as of July 30, 2015, by and among CTR Partnership, L.P., Pristine Senior Living of Mansfield, LLC and Pristine Senior Living of Fremont, LLC. (incorporated by reference to Exhibit 10.5 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on August 10, 2015).

10.9
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

10.12
Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (incorporated by reference to Exhibit 10.6 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

10.13
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

10.15
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

10.17
Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

+10.18	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.16 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
ITEM  16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/S/ GREGORY K. STAPLEY
Gregory K. Stapley
President and Chief Executive Officer

Dated: February 7, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY K. STAPLEY	Director, President and Chief Executive Officer (Principal Executive Officer)	February 7, 2017
Gregory K. Stapley
/s/ WILLIAM M. WAGNER	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2017
William M. Wagner
/s/ ALLEN C. BARBIERI	Director	February 7, 2017
Allen C. Barbieri
/s/ JON D. KLINE	Director	February 7, 2017
Jon D. Kline
/s/ DAVID G. LINDAHL	Director	February 7, 2017
David G. Lindahl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CareTrust REIT, Inc.

We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2), Schedule III - Real Estate and Accumulated Depreciation. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of CareTrust REIT, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CareTrust REIT Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 7, 2017

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets:
Real estate investments, net	$893,918	$645,614
Other real estate investments	13,872	8,477
Cash and cash equivalents	7,500	11,467
Accounts receivable	5,896	2,342
Prepaid expenses and other assets	1,369	2,083
Deferred financing costs, net	2,803	3,183
Total assets	$925,358	$673,166
Liabilities and Equity:
Senior unsecured notes payable, net	$255,294	$254,229
Senior unsecured term loan, net	99,422	—
Unsecured revolving credit facility	95,000	45,000
Mortgage notes payable, net	—	94,676
Accounts payable and accrued liabilities	12,137	9,269
Dividends payable	11,075	7,704
Total liabilities	472,928	410,878
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 64,816,350 and 47,664,742 shares issued and outstanding as of December 31, 2016 and 2015, respectively	648	477
Additional paid-in capital	611,475	410,217
Cumulative distributions in excess of earnings	(159,693)	(148,406)
Total equity	452,430	262,288
Total liabilities and equity	$925,358	$673,166
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income (related party rental income of $0, $16,308 and $32,667 for the year ended December 31, 2016, 2015 and 2014, respectively – Note 6)	$93,126	$65,979	$51,367
Tenant reimbursements (related party tenant reimbursements of $0, $1,406 and $2,842 for the year ended December 31, 2016, 2015 and 2014, respectively – Note 6)	7,846	5,497	4,956
Independent living facilities	2,970	2,510	2,519
Interest and other income	737	965	55
Total revenues	104,679	74,951	58,897
Expenses:
Depreciation and amortization	31,965	24,133	23,000
Interest expense	23,199	25,256	21,622
Loss on extinguishment of debt	—	—	4,067
Property taxes	7,846	5,497	4,956
Acquisition costs	205	—	47
Independent living facilities	2,549	2,376	2,243
General and administrative	9,297	7,655	11,105
Total expenses	75,061	64,917	67,040
Other income (expense):
Loss on sale of real estate	(265)	—	—
Net income (loss)	$29,353	$10,034	$(8,143)
Earnings (loss) per common share:
Basic	$0.52	$0.26	$(0.36)
Diluted	$0.52	$0.26	$(0.36)
Weighted-average number of common shares:
Basic	56,030	37,380	22,788
Diluted	56,030	37,380	22,788
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$29,353	$10,034	$(8,143)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	167
Reclassification adjustment on interest rate swap	—	—	1,661
Comprehensive income (loss)	$29,353	$10,034	$(6,315)
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Invested Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2013	1,000	$—	$—	$—	$164,517	$(1,828)	$162,689
Net capital contribution from Ensign	—	—	—	—	4,356	—	4,356
Unrealized gain on interest rate swap	—	—	—	—	—	167	167
Reclassification adjustment on interest rate swap	—	—	—	—	—	1,661	1,661
Net capital distribution to Ensign	—	—	—	—	(10,475)	—	(10,475)
Reclassification of invested equity to common stock and additional paid-in capital in conjunction with the Spin-Off (Note 1)	22,227,358	222	146,980	—	(147,202)	—	—
Vesting of restricted common stock	48,550	1	(1)	—	—	—	—
Amortization of stock-based compensation	—	—	154	—	—	—	154
Special dividend at $5.88 per share	8,974,249	90	98,908	(131,999)	—	—	(33,001)
Common dividend at $0.125 per share	—	—	—	(3,946)	—	—	(3,946)
Net income (loss)	—	—	—	3,053	(11,196)	—	(8,143)
Balance at December 31, 2014	31,251,157	313	246,041	(132,892)	—	—	113,462
Issuance of common stock, net	16,330,000	163	162,800	—	—	—	162,963
Vesting of restricted common stock, net of shares withheld for employee taxes	83,585	1	(146)	—	—	—	(145)
Amortization of stock-based compensation	—	—	1,522	—	—	—	1,522
Common dividends ($0.64 per share)	—	—	—	(25,548)	—	—	(25,548)
Net income	—	—	—	10,034	—	—	10,034
Balance at December 31, 2015	47,664,742	477	410,217	(148,406)	—	—	262,288
Issuance of common stock, net	17,023,824	170	200,228	—	—	—	200,398
Vesting of restricted common stock, net of shares withheld for employee taxes	127,784	1	(516)	—	—	—	(515)
Amortization of stock-based compensation	—	—	1,546	—	—	—	1,546
Common dividends ($0.68 per share)	—	—	—	(40,640)	—	—	(40,640)
Net income	—	—	—	29,353	—	—	29,353
Balance at December 31, 2016	64,816,350	$648	$611,475	$(159,693)	$—	$—	$452,430

See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$29,353	$10,034	(8,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	31,980	24,133	23,000
Amortization of deferred financing costs and debt discount	2,239	2,200	1,603
Write-off of deferred financing costs	326	1,208	—
Amortization of stock-based compensation	1,546	1,522	154
Straight-line rental income	(150)	—	—
Noncash interest income	(737)	(945)	(32)
Loss on extinguishment of debt	—	—	1,998
Loss on settlement of interest rate swap	—	—	1,661
Loss on sale of real estate	265	—	—
Change in operating assets and liabilities:
Accounts receivable	(3,404)	(2,326)	4
Accounts receivable due from related party	—	2,275	(2,275)
Prepaid expenses and other assets	84	(86)	445
Interest rate swap	—	—	(1,661)
Accounts payable and accrued liabilities	2,929	2,239	5,152
Net cash provided by operating activities	64,431	40,254	21,906
Cash flows from investing activities:
Acquisitions of real estate	(281,228)	(232,466)	(25,742)
Improvements to real estate	(762)	(187)	(579)
Purchases of equipment, furniture and fixtures	(151)	(276)	(19,275)
Preferred equity investments	(4,656)	—	(7,500)
Escrow deposits for acquisition of real estate	(700)	(1,750)	(500)
Net proceeds from the sale of real estate	2,855	30	—
Net cash used in investing activities	(284,642)	(234,649)	(53,596)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	200,402	162,963	—
Proceeds from the issuance of senior unsecured notes payable	—	—	260,000
Proceeds from the issuance of senior unsecured term loan	100,000	—	—
Borrowings under unsecured revolving credit facility	255,000	45,000	—
Payments on unsecured revolving credit facility	(205,000)	—	—
Borrowings under senior secured revolving credit facility	—	35,000	10,000
Repayments of borrowings under senior secured revolving credit facility	—	(35,000)	(88,701)
Proceeds from the issuance of mortgage notes payable	—	—	50,676
Payments on the mortgage notes payable	(95,022)	(3,183)	(68,155)
Payments on senior secured term loan	—	—	(65,624)
Payments of deferred financing costs	(1,352)	(2,303)	(13,436)
Net-settle adjustment on restricted stock	(515)	(145)	—
Dividends paid on common stock	(37,269)	(21,790)	(33,001)
Net contribution from Ensign (Note 6)	—	—	4,356
Net cash provided by financing activities	216,244	180,542	56,115
Net (decrease) increase in cash and cash equivalents	(3,967)	(13,853)	24,425
Cash and cash equivalents, beginning of period	11,467	25,320	895
Cash and cash equivalents, end of period	$7,500	$11,467	25,320
Supplemental disclosures of cash flow information:
Interest paid	$21,238	$21,687	$17,243
Income taxes paid	$—	$—	$104
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$3,371	$3,758	$3,946
Application of escrow deposit to acquisition of real estate	$1,250	$500	$—
Distributions paid to common stockholders through common stock issuances	$—	$—	$98,998
Holdback of purchase price to acquire real estate	$—	$—	$300
Operating assets and liabilities that were not transferred to CareTrust	$—	$—	$1,042
Equipment, furniture and fixtures that were not transferred to CareTrust	$—	$—	$(11,684)
Net capital distribution to Ensign	$—	$—	$10,475
See accompanying notes to consolidated and combined financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION
Separation from Ensign—Prior to June 1, 2014, CareTrust REIT, Inc. (“CareTrust REIT” or the “Company”) was a wholly owned subsidiary of The Ensign Group, Inc. (“Ensign”). On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust REIT to Ensign stockholders on a pro rata basis (the “Spin-Off”). Ensign stockholders received one share of CareTrust REIT common stock for each share of Ensign common stock held at the close of business on May 22, 2014, the record date for the Spin-Off. The Spin-Off was effective from and after June 1, 2014, with shares of CareTrust REIT common stock distributed by Ensign on June 2, 2014. The Company was formed on October 29, 2013 and had minimal activity prior to the Spin-Off.
Prior to the Spin-Off, the Company and Ensign entered into a Separation and Distribution Agreement, setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and Ensign. The Company and Ensign or their respective subsidiaries, as applicable, also entered into a number of other agreements to govern the relationship between Ensign and the Company after the Spin-Off, including eight long-term leases (the “Ensign Master Leases”), under which Ensign leases 93 healthcare facilities on a triple-net basis.
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
Description of Business—The Company’s primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2016, the Company leased to independent operators, 151 skilled nursing, assisted living and independent living facilities which had a total of 14,919 beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of December 31, 2016, the Company also had three other real estate investments consisting of $13.9 million of preferred equity investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated and combined financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the net-leased skilled nursing, assisted living and independent living facilities; (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investments. For the periods prior to the Spin-Off, the Company’s financial statements have been prepared on a “carve-out” basis from Ensign’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to such skilled nursing, assisted living and independent living facilities (the “Ensign Properties”).
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
Estimates and Assumptions—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that the assumptions and estimates used in preparation of the underlying consolidated and combined financial statements are reasonable. Actual results, however, could differ from those estimates and assumptions.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

As part of the Company's asset acquisitions, the Company may commit to provide contingent payments to a seller or lessee (e.g., an earn-out payable upon the applicable property achieving certain financial metrics). Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. Generally, if the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property's basis. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
Impairment of Long-Lived Assets—At each reporting period, management evaluates the Company’s real estate investments for impairment indicators, including the evaluation of the useful lives of the Company's assets. Management also assesses the carrying value of the Company’s real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.
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
Other Real Estate Investments — Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable, senior unsecured term loan and mortgage notes payable, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company's balance sheet. Amortization of deferred financing costs is classified as interest expense in the consolidated and combined statements of operations. Accumulated amortization of deferred financing costs was $4.2 million and $3.3 million at December 31, 2016 and December 31, 2015, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the consolidated and combined statements of operations.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the years ended December 31, 2016, 2015 and 2014, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If the Company's evaluation of these factors indicates it may not recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. The Company did not reserve any receivables as of December 31, 2016 or December 31, 2015.
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
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2014. The Company believes it has been organized and has operated, and the Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute to its stockholders at least 90% of the Company’s annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

In connection with the Company’s intention to qualify as a real estate investment trust in 2014, on October 17, 2014, the Company’s board of directors declared a special dividend (the “Special Dividend”) of $132.0 million, or

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Effective May 30, 2014, the Company de-designated its interest rate swap contract that historically qualified for cash flow hedge accounting. This was due to the termination of the interest rate swap agreement related to the early retirement of the senior secured credit facility in place prior to the Spin-Off. As a result, the loss previously recorded in accumulated other comprehensive loss related to the interest rate swap was recognized in interest expense in the consolidated and combined statements of operations during the year ended December 31, 2014. There was no outstanding interest rate swap contract as of December 31, 2016.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income (loss) reflects stock-based compensation expense of $1.5 million, $1.5 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on its owned properties. See Note 12, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. Basic and diluted EPS for the year ended December 31, 2014 was retroactively restated for the number of basic and diluted shares outstanding immediately following the Spin-Off.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations for which the it is lessee. As of December 31, 2016, the remaining contractual payments under the Company's lease agreements aggregated $0.4 million. Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective transition method. The Company continues to assess the potential effect that the adoption of ASU 2016-02 will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), that simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. ASU 2016-09 allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (current method) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. Under current guidance, nonforfeitable dividends paid on share-based payment awards that are not expected to vest are recognized as additional compensation cost. An entity must also disclose its policy election for forfeitures. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If adopted, the ASU should be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption.  The Company does not expect the adoption of ASU No. 2016-09 will have a material effect on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13") that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18") that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, the Company did not have any restricted cash. The Company is in the process of evaluating the impact the adoption will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) ("ASU 2017-01") that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize the Company's investment in owned properties at December 31, 2016, and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Land	$110,648	$91,311
Buildings and improvements	875,567	627,453
Integral equipment, furniture and fixtures	64,120	54,388
Identified intangible assets	1,914	—
Real estate investments	1,052,249	773,152
Accumulated depreciation	(158,331)	(127,538)
Real estate investments, net	$893,918	$645,614
As of December 31, 2016, 93 of the Company’s 154 facilities were leased to subsidiaries of Ensign under the Ensign Master Leases which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2016, annualized revenues from the Ensign Master Leases were $56.5 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2016, 16 of the Company’s 154 facilities were leased to affiliates of Pristine Senior Living, LLC ("Pristine") under a long-term, triple-net master lease (the “Pristine Master Lease”), which commenced on October 1, 2015. As of December 31, 2016, the annualized revenues from the Pristine Master Lease were $18.6 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine Master Lease is guaranteed by Pristine and its sole principal.
As of December 31, 2016, 42 of the Company's 154 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI some of which are subject to a cap, or fixed rent escalators.
The Company's three remaining properties as of December 31, 2016 are the independent living facilities that the Company owns and operates.
The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 81 years.
As of December 31, 2016, total future minimum rental revenues for the Company's tenants were (dollars in thousands):

Year	Amount
2017	$106,628
2018	106,808
2019	104,903
2020	103,577
2021	103,577
Thereafter	889,367
$1,414,860

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:
New Haven Assisted Living of San Angelo, LLC
In February 2016, the Company acquired New Haven of San Angelo, a 30-unit assisted living and memory care facility located in San Angelo, Texas, for $4.9 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with New Haven Assisted Living of San Angelo, LLC. The lease carries an initial term of 12.5 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent is $0.4 million under the lease.

Trillium Healthcare Group, LLC
In February 2016, the Company acquired a nine facility 518-bed skilled nursing portfolio in Iowa for $32.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its existing triple-net master lease with certain wholly owned subsidiaries of Trillium Healthcare Group, LLC. The amended lease carries a remaining term of 15 years with two five-year renewal options and CPI-based rent escalators. The base rent under the amended master lease increased by $3.2 million per year following this acquisition. Additionally, in March 2016, the Company acquired Cedar Falls Health Care Center, an 82-bed skilled nursing facility located in Cedar Falls, Iowa, for $5.0 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company further amended the triple-net master lease. Annual cash rent increases by $0.5 million under the amended lease.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Priority Life Care, LLC

In March 2016, the Company acquired three assisted living facilities consisting of 336 units located in Baltimore, Maryland, Fort Wayne, Indiana and West Allis, Wisconsin, for $21.2 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with certain wholly owned subsidiaries of Priority Life Care, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent is $1.8 million under the lease.
Better Senior Living Consulting, LLC

In March 2016, the Company acquired Lamplight Inn of Fort Myers, a 74-unit assisted living facility located in Fort Myers, Florida, for $5.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with certain wholly owned subsidiaries of Better Senior Living Consulting, LLC. The amended lease carries a remaining term of 14 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent increases by $0.5 million under the amended lease.
Pristine Senior Living, LLC
In April 2016, the Company acquired Victory Park Nursing Home, a 55-bed skilled nursing facility, and Victoria Retirement Community, a skilled nursing and assisted living campus with 90 skilled nursing beds and 69 assisted living beds, both located in Cincinnati, Ohio, for $14.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended the Pristine Master Lease. Annual cash rent increases by $1.4 million under the amended lease.
Cascadia Healthcare, LLC
In May 2016, the Company acquired Shaw Mountain at Cascadia, a 98-bed skilled nursing facility located in Boise, Idaho, for $8.9 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with a wholly owned subsidiary of Cascadia Healthcare, LLC. The lease carries an initial term of 15 years with three five-year renewal options and CPI-based rent escalators. Annual cash rent is $0.9 million under the lease.
Twenty/20 Management, Inc.
In May 2016, the Company acquired English Meadows Elks' Home, a 175-unit independent and assisted living campus located in Bedford, Virginia, for $10.1 million which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with an affiliate of Twenty/20 Management, Inc. Annual cash rent increases by $0.9 million under the amended lease.
Premier Senior Living, LLC
In May 2016, the Company acquired Croatan Village, a 46-unit assisted living and memory care facility located in New Bern, North Carolina, and Countryside Village, a 21-unit memory care facility located in Pikeville, North Carolina, for $11.8 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with certain wholly owned subsidiaries of Premier Senior Living, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. The Company anticipates initial annual lease revenues of $1.0 million following this acquisition. Additionally, in June 2016, the Company acquired a four facility 188-bed assisted living and memory care portfolio located in Michigan for $30.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended the master lease. Annual cash rent increases by $2.5 million under the amended lease.
West Harbor Healthcare, LLC

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In August 2016, the Company acquired The Oaks at Petaluma, a 59-bed skilled nursing facility located in Petaluma, California, for $6.8 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with an affiliate of West Harbor Healthcare, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent is $0.7 million under the lease.
Priority Management Group, LLC
In December 2016, the Company acquired three skilled nursing facilities and one skilled nursing campus in the greater Dallas-Fort Worth area for $95.9 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with affiliates of Priority Management Group, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent is $8.6 million under the lease.
The following recent real estate acquisitions were accounted for as business combinations:
Covenant Care, LLC
In August 2016, the Company acquired one skilled nursing, one skilled nursing campus and one assisted living property located in California, for $34.3 million. For the three separate transactions, approximately $0.2 million of transaction costs were expensed. The three properties are triple-net leased to affiliates of Covenant Care, LLC under three leases. Contractual annual cash revenues are $3.1 million following these acquisitions. The leases expire in 2019 and have two five-year renewal options, and have CPI-based rent escalators (with a 3% floor).

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yields 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment is being used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado constructed on a five-acre site. In connection with its investment, CareTrust REIT obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project was completed in the second quarter of 2016 and began lease-up in the third quarter of 2016.

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to at least 12% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed by October 2017.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to at least 12% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed by early 2018.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.7 million, $0.9 million and $32,000 of interest income and these unpaid amounts were added to the outstanding carrying values of these preferred equity investments.

5. FAIR VALUE MEASUREMENTS
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(e.g., impairment of long-lived assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a 3-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2016 and December 31, 2015 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	December 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$12,031	$13,872	$14,289	$7,500	$8,477	$8,477
Financial liabilities:
Senior unsecured notes payable	$260,000	$255,294	$265,850	$260,000	$254,229	$263,575
Mortgage notes payable	$—	$—	$—	$95,022	$94,676	$97,067
Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Preferred equity investments: The carrying amounts were accounted for at the unpaid principal balance, plus accrued return, net of reserves, assuming a hypothetical liquidation of the book values of the joint ventures. The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value and other credit enhancements.
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

6. RELATED PARTY TRANSACTIONS
Allocation of corporate expenses—For the year ended December 31, 2014, the consolidated and combined statements of operations of the Company include Ensign revenues and expenses that are specifically identifiable or otherwise attributable to the Company. The specific identification methodology was utilized for all of the items on the statements of

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

operations excluding general corporate expenses. For the periods prior to the Spin-Off, Ensign Properties’ operations were fully integrated with Ensign, including executive management, finance, treasury, corporate income tax, human resources, legal services and other shared services. These costs were allocated to the Company on a systematic basis utilizing a direct usage basis when identifiable, with the remainder allocated on time study, or percentage of the total revenues. The primary allocation method was a time study based on time devoted to Ensign Properties’ activities.
Allocated expenses for these general and administrative services of $7.4 million for the year ended December 31, 2014 are reflected in general and administrative expense, in addition to direct expenses which are included in total expenses. There was no allocation for the years ended December 31, 2016 and 2015. The Company’s financial statements may not be indicative of future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the year ended December 31, 2014.
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
Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen's tenure on the Board of Directors of the Company were considered related party in nature. For the years ended December 31, 2015 and 2014, the Company recognized $16.3 million and $32.7 million in rental income, respectively, from Ensign while Mr. Christensen sat on the Board of Directors of the Company as well as $1.4 million and $2.8 million of tenant reimbursements, respectively. After April 15, 2015, the effective date of Mr. Christensen's resignation from the Company's board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.
Centralized cash management system—Prior to the Spin-Off, the Company participated in Ensign’s centralized cash management system. In conjunction therewith, the intercompany transactions between the Company and Ensign had been considered to be effectively settled in cash in these financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from Ensign, are reflected in “Net contribution from Ensign” on the consolidated and combined statements of cash flows. The “Net contribution from Ensign” was $4.4 million for the year ended December 31, 2014.

7. DEBT
The following table summarizes the balance of the Company's indebtedness as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value
Senior unsecured notes payable	$260,000	$(4,706)	$255,294	$260,000	$(5,771)	$254,229
Senior unsecured term loan	100,000	(578)	99,422	—	—	—
Unsecured revolving credit facility	95,000	—	95,000	45,000	—	45,000
Mortgage notes payable	—	—	—	95,022	(346)	94,676
	$455,000	$(5,284)	$449,716	$400,022	$(6,117)	$393,905
Senior Unsecured Notes Payable
On May 30, 2014, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. The Company's transferred approximately $220.8 million of the net proceeds of

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

the offering of the Notes to Ensign, and used the remaining portion of the net proceeds of the offering to pay the cash portion of the Special Dividend. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014. The Issuers subsequently exchanged the Notes for substantially identical notes registered under the Securities Act of 1933.
The Issuers may redeem the Notes any time prior to June 1, 2017 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make whole” premium described in the indenture governing the Notes (the "Indenture") and, at any time on or after June 1, 2017, at the redemption prices set forth in the Indenture. In addition, at any time on or prior to June 1, 2017, up to 35% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 65% of the originally issued aggregate principal amount of the Notes remains outstanding. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
As of December 31, 2016, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. A portion of the proceeds of the Credit Agreement were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto (the "SunTrust Refinancing"). On February 1, 2016, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Agreement were increased by $100.0 million to $400.0 million, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and together with the Revolving Facility, the "Credit Facility") was funded, and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Revolving Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness under the Fifth Amended and Restated Loan Agreement, dated May 30, 2014 (the “GECC Loan”), with General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (the “Refinancing”). The Company expects to use borrowings under the Revolving Facility for working capital purposes, to fund acquisitions and for general corporate purposes.
As of December 31, 2016, there was $95.0 million outstanding under the Revolving Facility.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior unsecured notes payable). In addition, the Company pays a commitment fee on the unused portion of the commitments under the Revolving Facility of 0.15% or 0.25% per annum, based upon usage of the Revolving Facility (unless the Company obtains certain specified investment grade ratings on its senior unsecured notes payable and elects to decrease the applicable margin as described above, in which case the Company will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior unsecured notes payable).
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
The Revolving Facility and Term Loan are guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Credit Agreement (other than the Operating Partnership). The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of December 31, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Senior Secured Revolving Credit Facility
On May 30, 2014, the Operating Partnership entered into a credit and guaranty agreement (the “Secured Credit Agreement”), which governed the Company's senior secured revolving credit facility (the “Secured Credit Facility”) with several banks and other financial institutions and lenders (the “Lenders”) and SunTrust Bank, in its capacity as administrative agent for the Lenders, as an issuing bank and swingline lender. The Secured Credit Agreement provided for a borrowing capacity of $150.0 million and included an accordion feature that allowed the Operating Partnership to increase the borrowing availability by up to an additional $75.0 million, subject to terms and conditions. The Secured Credit Facility was secured by mortgages on certain of the real properties owned by the Company’s subsidiaries and the amount available to be borrowed under the Secured Credit Agreement was based on a borrowing base calculation relating to the mortgaged properties, determined according to, among other factors, the mortgageability cash flow as such term is defined in the Secured Credit Agreement. The Secured Credit Facility was also secured by certain personal property of the Company’s subsidiaries that have provided mortgages, the Company’s interests in the Operating Partnership and the Company’s and its subsidiaries’ equity interests in the Company’s subsidiaries that have guaranteed the Operating Partnership’s obligations under the Secured Credit Agreement. The Secured Credit Agreement was paid off and terminated as a part of the SunTrust Refinancing.
GECC Loan
Ten of the Company's properties were subject to secured mortgage indebtedness which it assumed in connection with the Spin-Off. On February 1, 2016, the GECC Loan was paid off in conjunction with the Refinancing.
Interest Expense
During the years ended December 31, 2016, 2015 and 2014, the Company incurred $23.2 million, $25.3 million and $21.6 million of interest expense, respectively. Included in interest expense for the year ended December 31, 2016 was $2.2 million of amortization of deferred financing fees and a $0.3 million write-off of deferred financing fees associated with the Refinancing. Included in interest expense for the year ended December 31, 2015 was $2.2 million of amortization of deferred financing fees and a $1.2 million write-off of deferred financing fees associated with the SunTrust Refinancing. Included in

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

interest expense for the year ended December 31, 2014 was $1.6 million of amortization of deferred financing fees, $0.1 million of amortization of debt discount and a $1.7 million loss on settlement of interest rate swap. As of December 31, 2016 and December 31, 2015, the Company’s interest payable was $1.3 million and $1.9 million, respectively.

Schedule of Debt Maturities
As of December 31, 2016, the Company's debt maturities were (dollars in thousands):

Year	Amount
2017	$—
2018	—
2019	95,000
2020	—
2021	260,000
Thereafter	100,000
$455,000

8. EQUITY
Common Stock
Offerings of Common Stock - On August 18, 2015, the Company completed an underwritten public offering of 16.33 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds of $163.0 million from the offering, after giving effect to the issuance and sale of all 16.33 million shares of common stock (which included 2.13 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $10.50 per share.

On March 28, 2016, the Company completed an underwritten public offering of 9.78 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds of $105.8 million from the offering, after giving effect to the issuance and sale of all 9.78 million shares of common stock (which included 1.28 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $11.35 per share.

On November 18, 2016, the Company completed an underwritten public offering of 6.33 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds of $80.9 million from the offering, after giving effect to the issuance and sale of all 6.33 million shares of common stock (which included 0.83 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $13.35 per share.

At-The-Market Offering of Common Stock - During 2016, the Company entered into an equity distribution agreement to issue and sell, from time to time, up to $125.0 million in aggregate offering price of its common stock through an "at-the-market" equity offering program (the "ATM Program"). For the year ended December 31, 2016, the Company sold 0.9 million shares of common stock at an average price of $15.31 per share for $14.1 million in gross proceeds. As of December 31, 2016, the Company had $111.1 million remaining availability under the ATM program.
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
Dividends on Common Stock — During the fourth quarter of 2014, the board of directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on January 15, 2015 to common stockholders of record as of December 31, 2014.
During the first quarter of 2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on April 15, 2015 to common stockholders of record as of March 31, 2015. During the second quarter

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of 2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on July 15, 2015 to common stockholders of record as of June 30, 2015. During the third quarter of 2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on October 15, 2015 to common stockholders of record as of September 30, 2015. During the fourth quarter of 2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on January 15, 2016 to common stockholders of record as of December 31, 2015.
During the first quarter of 2016, the board of directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on April 15, 2016 to common stockholders of record as of March 31, 2016. During the second quarter of 2016, the board of directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on July 15, 2016 to common stockholders of record as of June 30, 2016. During the third quarter of 2016, the board of directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on October 14, 2016 to common stockholders of record as of September 30, 2016. During the fourth quarter of 2016, the board of directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on January 13, 2017 to common stockholders of record as of December 31, 2016.

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
The following table summarizes restricted stock award activity for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2014	155,040	$12.23
Granted	272,300	12.70
Vested	(32,643)	12.23
Unvested balance at December 31, 2015	394,697	12.56
Granted	20,770	13.13
Vested	(121,899)	12.60
Forfeited	(7,500)	10.87
Unvested balance at December 31, 2016	286,068	$12.63
The Company recognized $1.5 million, $1.5 million and $0.2 million of compensation expense associated with all grants for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $2.4 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 2.3 years.
In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2016, 46,650 shares vested or were forfeited. At December 31, 2016, there were 42,180 unvested restricted stock awards outstanding.
In May 2016, the Compensation Committee of the Company's board of directors granted 20,770 shares of restricted stock to members of the board of directors. Each share had a fair market value on the date of grant of $13.13 per share, based on the market price of the Company's common stock on that date, with the shares vesting over one year.

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2016, 2015 and 2014, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except per share amounts):

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$29,353	$10,034	$(8,143)
Less: Net income allocated to participating securities	(260)	(286)	—
Numerator for basic and diluted earnings (loss) available to common stockholders	$29,093	$9,748	$(8,143)
Denominator:
Weighted-average basic common shares outstanding	56,030	37,380	22,788
Weighted-average diluted common shares outstanding	56,030	37,380	22,788

Earnings (loss) per common share, basic	$0.52	$0.26	$(0.36)
Earnings (loss) per common share, diluted	$0.52	$0.26	$(0.36)
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings (loss) per share for the years ended December 31, 2016, 2015 and 2014, as their inclusion would have been anti-dilutive.

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
Legal Matters—The Company and its subsidiaries are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, which are not individually or in the aggregate anticipated to have a material adverse effect on the Company's results of operations, financial condition or cash flows. Claims and lawsuits may include matters involving general or professional liability asserted against our tenants, which are the responsibility of our tenants and for which the Company is entitled to be indemnified by its tenants under the insurance and indemnification provisions in the applicable leases.

12. CONCENTRATION OF RISK
Major operator concentration – The Company has one major tenant, Ensign, from which the Company derived the majority of its overall revenue during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, Ensign leased 93 skilled nursing, assisted living and independent living facilities which had a total of 9,916 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. Additionally, on October 1,

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs. The Company has now leased 16 facilities to subsidiaries of Pristine pursuant to the Pristine Master Lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five year renewal options and no purchase options. As of December 31, 2016, the annualized revenues from the Pristine Master Lease are $18.6 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine Master Lease is guaranteed by Pristine and its sole principal.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$527,639	$328,137	$38,142	$—	$893,918
Other real estate investments	—	—	13,872	—	—	13,872
Cash and cash equivalents	—	7,500	—	—	—	7,500
Accounts receivable	—	3,743	2,020	133	—	5,896
Prepaid expenses and other assets	—	1,366	3	—	—	1,369
Deferred financing costs, net	—	2,803	—	—	—	2,803
Investment in subsidiaries	463,505	401,328	—	—	(864,833)	—
Intercompany	—	—	102,273	—	(102,273)	—
Total assets	$463,505	$944,379	$446,305	$38,275	$(967,106)	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$255,294	$—	$—	$—	$255,294
Senior unsecured term loan, net	—	99,422	—	—	—	99,422
Unsecured revolving credit facility	—	95,000	—	—	—	95,000
Accounts payable and accrued liabilities	—	9,713	2,291	133	—	12,137
Dividends payable	11,075	—	—	—	—	11,075
Intercompany	—	21,445	—	80,828	(102,273)	—
Total liabilities	11,075	480,874	2,291	80,961	(102,273)	472,928
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 64,816,350 shares issued and outstanding as of December 31, 2016	648	—	—	—	—	648
Additional paid-in capital	611,475	429,453	374,660	(52,899)	(751,214)	611,475
Cumulative distributions in excess of earnings	(159,693)	34,052	69,354	10,213	(113,619)	(159,693)
Total equity	452,430	463,505	444,014	(42,686)	(864,833)	452,430
Total liabilities and equity	$463,505	$944,379	$446,305	$38,275	$(967,106)	$925,358

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$36,855	$45,318	$10,953	$—	$93,126
Tenant reimbursements	—	2,978	4,359	509	—	7,846
Independent living facilities	—	—	2,970	—	—	2,970
Interest and other income	—	—	737	—	—	737
Total revenues	—	39,833	53,384	11,462	—	104,679
Expenses:
Depreciation and amortization	—	11,651	17,505	2,809	—	31,965
Interest expense	—	22,375	—	824	—	23,199
Property taxes	—	2,978	4,359	509	—	7,846
Acquisition costs	—	205	—	—	—	205
Independent living facilities	—	—	2,549	—	—	2,549
General and administrative	1,637	7,594	49	17	—	9,297
Total expenses	1,637	44,803	24,462	4,159	—	75,061
Loss on sale of real estate	—	—	(265)	—	—	(265)
Income in Subsidiary	30,990	35,960	—	—	(66,950)	—
Net income	$29,353	$30,990	$28,657	$7,303	$(66,950)	$29,353

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(91)	$9,253	$45,261	$10,008	$—	$64,431
Cash flows from investing activities:
Acquisition of real estate	—	(281,228)	—	—	—	(281,228)
Improvements to real estate	—	(485)	(277)	—	—	(762)
Purchases of equipment, furniture, and fixtures	—	(81)	(70)	—	—	(151)
Preferred equity investments	—	—	(4,656)	—	—	(4,656)
Escrow deposits for acquisition of real estate	—	(700)	—	—	—	(700)
Net proceeds from the sale of real estate	—	—	2,855	—	—	2,855
Distribution from subsidiary	37,269	—	—	—	(37,269)	—
Intercompany financing	(199,796)	(41,901)	—	—	241,697	—
Net cash used in investing activities	(162,527)	(324,395)	(2,148)	—	204,428	(284,642)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	200,402	—	—	—	—	200,402
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	—	100,000
Borrowings under unsecured revolving credit facility	—	255,000	—	—	—	255,000
Payments on unsecured revolving credit facility	—	(205,000)	—	—	—	(205,000)
Payments on the mortgage notes payable	—	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,352)	—	—	—	(1,352)
Net-settle adjustment on restricted stock	(515)	—	—	—	—	(515)
Dividends paid on common stock	(37,269)	—	—	—	—	(37,269)
Distribution to Parent	—	(37,269)	—	—	37,269	—
Intercompany financing	—	199,796	(43,113)	85,014	(241,697)	—
Net cash provided by (used in) financing activities	162,618	311,175	(43,113)	(10,008)	(204,428)	216,244
Net decrease in cash and cash equivalents	—	(3,967)	—	—	—	(3,967)
Cash and cash equivalents, beginning of period	—	11,467	—	—	—	11,467
Cash and cash equivalents, end of period	$—	$7,500	$—	$—	$—	$7,500

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15)	$(9,894)	$44,675	$5,488	$—	$40,254
Cash flows from investing activities:
Acquisition of real estate	—	(232,466)	—	—	—	(232,466)
Improvements to real estate	—	(19)	(168)	—	—	(187)
Purchases of equipment, furniture, and fixtures	—	(195)	(81)	—	—	(276)
Escrow deposits for acquisition of real estate	—	(1,750)	—	—	—	(1,750)
Net proceeds from the sale of real estate	—	—	30	—	—	30
Distribution from subsidiary	21,790	—	—	—	(21,790)	—
Intercompany financing	(162,803)	46,761	—	—	116,042	—
Net cash used in investing activities	(141,013)	(187,669)	(219)	—	94,252	(234,649)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	162,963	—	—	—	—	162,963
Borrowings under unsecured revolving credit facility	—	45,000	—	—	—	45,000
Borrowings under senior secured revolving credit facility	—	35,000	—	—	—	35,000
Repayments of borrowings under senior secured revolving credit facility	—	(35,000)	—	—	—	(35,000)
Payments on the mortgage notes payable	—	—	(558)	(2,625)	—	(3,183)
Net-settle adjustment on restricted stock	(145)	—	—	—	—	(145)
Payments of deferred financing costs	—	(2,303)	—	—	—	(2,303)
Dividends paid on common stock	(21,790)	—	—	—	—	(21,790)
Distribution to Parent	—	(21,790)	—	—	21,790	—
Intercompany financing	—	162,803	(43,898)	(2,863)	(116,042)	—
Net cash provided by (used in) financing activities	141,028	183,710	(44,456)	(5,488)	(94,252)	180,542
Net decrease in cash and cash equivalents	—	(13,853)	—	—	—	(13,853)
Cash and cash equivalents, beginning of period	—	25,320	—	—	—	25,320
Cash and cash equivalents, end of period	$—	$11,467	$—	$—	$—	$11,467

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly financial data for the Company. This information has been prepared on a basis consistent with that of the Company's audited consolidated and combined financial statements. The Company's quarterly results of operations for the periods presented are not necessarily indicative of future results of operations. This unaudited quarterly data should be read together with the accompanying consolidated and combined financial statements and related notes thereto (in thousands, except per share amounts):

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$23,629	$25,701	$27,106	$28,243
Net income	5,502	7,631	7,832	8,388
Earnings per common share, basic	0.11	0.13	0.13	0.14
Earnings per common share, diluted	0.11	0.13	0.13	0.14
Other data:
Weighted-average number of common shares outstanding, basic	48,101	57,478	57,595	60,875
Weighted-average number of common shares outstanding, diluted	48,101	57,478	57,595	60,875

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$16,958	$17,376	$17,985	$22,632
Net income	2,038	2,266	727	5,003
Earnings per common share, basic	0.06	0.07	0.02	0.10
Earnings per common share, diluted	0.06	0.07	0.02	0.10
Other data:
Weighted-average number of common shares outstanding, basic	31,257	31,278	39,125	47,660
Weighted-average number of common shares outstanding, diluted	31,257	31,278	39,125	47,660

15. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated and combined financial statements are issued.

During January 2017, the Company sold 1.1 million shares of common stock at an average price of $15.46 per share for $16.6 million in gross proceeds. At February 3, 2017, the Company had $94.7 million available for future issuances under the ATM Program.
On February 1, 2017, the Company acquired Applewood of Brookfield, a 48 unit assisted living and memory care facility located in Brookfield, Wisconsin, and Applewood of New Berlin, a 40 unit assisted living and memory care facility located in New Berlin, Wisconsin, for $26.1 million, inclusive of capitalized acquisition costs, and intends to account for this investment as an asset acquisition. In connection with the acquisition, the Company amended its master lease with affiliates of Premier Senior Living, LLC. The Company anticipates additional initial annual lease revenues of $2.2 million following this acquisition.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars in thousands)

				Initial Cost to Company			Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Costs Cap. Since Acq.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$944	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	2,211	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	534	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	1,942	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	2,625	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	2,668	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	1,844	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	2,804	2009	2006
Mountainview Community Care LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	1,600	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	2,038	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	2,272	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	1,912	2009	2006
Cherry Health Holdings, Inc.	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	1,667	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	1,594	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	1,913	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	1,622	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	1,644	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	1,001	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,661	470	10,376	10,846	4,607	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	719	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	1,106	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	1,332	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	659	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	1,731	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	1,069	2005	2008

Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	1,235	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	1,687	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	572	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	1,010	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	830	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	561	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	2,966	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	3,115	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	669	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	1,961	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	1,053	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	1,254	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	292	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	258	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	507	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	841	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	501	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	1,009	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	544	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	1,155	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	608	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	386	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	333	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	608	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	850	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	1,139	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	296	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	641	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	1,395	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	1,754	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	448	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	1,790	2011	2011

Renne Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	619	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	576	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	1,234	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	162	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	2,358	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	1,183	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	312	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	437	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	328	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	204	2013	2013
Queens City Health Holdings LLC	La Villa (Victoria West)	Victoria, TX	—	212	732	8	212	740	952	95	1960	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	300	1970	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	442	1966	2013
Tulalip Bay Holdings	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	308	1989	2013
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	56	1,668	15,431	17,099	738	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	325	1987	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	199	2010	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin GA	—	251	7,855	—	251	7,855	8,106	295	2014	2015
CTR Partnership, L.P.	Pristine Senior Living of Beavercreek	Beavercreek, OH	—	892	17,159	—	892	17,159	18,051	536	2012	2015
CTR Partnership, L.P.	Pristine Senior Living of Cincinnati-Delhi	Cincinnati, OH	—	284	11,104	—	284	11,104	11,388	347	1992	2015
CTR Partnership, L.P.	Pristine Senior Living of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	51	833	18,137	18,970	567	1967	2015
CTR Partnership, L.P.	Pristine Senior Living of Cincinnati-Three Rivers	Cincinnati, OH	—	1,091	16,151	—	1,091	16,151	17,242	505	1962	2015
CTR Partnership, L.P.	Pristine Senior Living of Englewood	Englewood, OH	—	1,014	18,541	57	1,014	18,598	19,612	581	2008	2015
CTR Partnership, L.P.	Pristine Senior Living of Portsmouth	Portsmouth, OH	—	282	9,726	63	282	9,789	10,071	306	2007	2015
CTR Partnership, L.P.	Pristine Senior Living of Toledo	Toledo, OH	—	93	10,365	—	93	10,365	10,458	324	1970	2015
CTR Partnership, L.P.	Pristine Senior Living of Oxford	Oxford, OH	—	211	8,772	27	211	8,799	9,010	275	2003	2015
CTR Partnership, L.P.	Pristine Senior Living of Bellbrook	Bellbrook, OH	—	214	2,573	—	214	2,573	2,787	80	1981	2015
CTR Partnership, L.P.	Pristine Senior Living of Xenia	Xenia, OH	—	205	3,564	—	205	3,564	3,769	111	1967	2015
CTR Partnership, L.P.	Pristine Senior Living of Jamestown	Jamestown, OH	—	266	4,725	22	266	4,747	5,013	148	1974	2015
CTR Partnership, L.P.	Casa de Paz	Sioux City, IA	—	119	7,727	—	119	7,727	7,846	177	2015	2016

CTR Partnership, L.P.	Denison Care Center	Denison, IA	—	96	2,784	—	96	2,784	2,880	64	2013	2016
CTR Partnership, L.P.	Garden View Care Center	Shenandoah, IA	—	105	3,179	—	105	3,179	3,284	73	2014	2016
CTR Partnership, L.P.	Grandview Health Care Center	Dayton, IA	—	39	1,167	—	39	1,167	1,206	27	2011	2016
CTR Partnership, L.P.	Grundy Care Center	Grundy Center, IA	—	65	1,935	—	65	1,935	2,000	44	2014	2016
CTR Partnership, L.P.	Iowa City Rehab and Health Care Center	Iowa City, IA	—	522	5,690	—	522	5,690	6,212	130	2012	2016
CTR Partnership, L.P.	Lenox Care Center	Lenox, IA	—	31	1,915	—	31	1,915	1,946	44	2014	2016
CTR Partnership, L.P.	Osage	Osage, IA	—	126	2,255	—	126	2,255	2,381	52	2014	2016
CTR Partnership, L.P.	Pleasant Acres Care Center	Hull, IA	—	189	2,544	—	189	2,544	2,733	58	2015	2016
CTR Partnership, L.P.	Cedar Falls Health Care Center	Cedar Falls, IA	—	324	4,366	—	324	4,366	4,690	82	2012	2016
CTR Partnership, L.P.	Victory Park Nursing Home	Norwood, OH	—	364	2,199	—	364	2,199	2,563	41	1989	2016
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	—	1,801	6,572	8,373	110	2015	2016
CTR Partnership, L.P.	The Oaks	Petaluma, CA	—	3,646	2,873	—	3,646	2,873	6,519	30	1982	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	112	1984	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge - Rockwall	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	46	2013	2016
CTR Partnership, L.P.	Senior Care Health and Rehabilitation – Decatur	Decatur, TX	—	990	24,909	—	990	24,909	25,899	52	2009	2016
CTR Partnership, L.P.	Royse City Health and Rehabilitation Center	Royse City, TX	—	606	14,660	—	606	14,660	15,266	31	2009	2016
			—	77,285	481,693	80,470	76,275	563,173	639,448	91,394
Skilled Nursing Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	4,048	2011	1999
Sky Holdings AZ LLC	Bella Vita (Desert Sky)	Glendale, AZ	—	289	1,428	1,752	289	3,180	3,469	1,487	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	494	1,159	4,853	494	6,012	6,506	2,177	2012	2009
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	1,506	2008	2011
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	2,083	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	570	1978	2011
4th Street Health Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	574	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	572	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	438	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	276	2012	2012
CTR Partnership, L.P.	Pristine Senior Living of Dayton-Centerville	Dayton, OH	—	3,912	22,458	90	3,912	22,548	26,460	705	2007	2015
CTR Partnership, L.P.	Pristine Senior Living of Willard	Willard, OH	—	143	11,097	50	143	11,147	11,290	348	1985	2015
CTR Partnership, L.P.	Pristine Senior Living of Middletown	Middletown, OH	—	990	7,484	67	990	7,551	8,541	236	1985	2015

CTR Partnership, L.P.	Victoria Retirement Community	Norwood, OH	—	1,316	10,071	—	1,316	10,071	11,387	189	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	172	1986	2016
CTR Partnership, L.P.	Senior Care Health & The Residences	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	58	2014	2016
			—	13,774	138,162	9,998	13,774	148,160	161,934	15,439
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	999	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	2,489	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	273	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	516	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	726	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	543	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	1,457	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	511	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	279	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	577	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	580	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	222	1995	2013
CTR Partnership, L.P.	Lily & Syringa ALF	Idaho Falls, ID	—	70	2,674	—	70	2,674	2,744	139	1995	2014
CTR Partnership, L.P.	Caring Hearts	Pocatello, ID	—	80	3,404	—	80	3,404	3,484	178	2008	2014
CTR Partnership, L.P.	Turtle & Crain ALF	Idaho Falls, ID	—	110	5,427	—	110	5,427	5,537	282	2013	2014
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	—	430	6,714	7,144	336	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,114	—	250	6,114	6,364	306	2011	2014
CTR Partnership, L.P.	Bristol Court Assisted Living	Saint Petersburg, FL	—	645	7,322	—	645	7,322	7,967	275	2010	2015
CTR Partnership, L.P.	Asbury Place Assisted Living	Pensacola, FL	—	212	4,992	—	212	4,992	5,204	166	1997	2015
CTR Partnership, L.P.	New Haven Assisted Living of San Angelo	San Angelo, TX	—	284	4,478	—	284	4,478	4,762	103	2012	2016
CTR Partnership, L.P.	Priority Life Care of Fort Wayne	Fort Wayne, IN	—	452	8,703	—	452	8,703	9,155	181	2015	2016
CTR Partnership, L.P.	Priority Life Care of West Allis	West Allis, WI	—	97	6,102	—	97	6,102	6,199	127	2013	2016
CTR Partnership, L.P.	Priority Life Care of Baltimore	Baltimore, MD	—	—	3,697	—	—	3,697	3,697	77	2014	2016
CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	—	1,489	3,531	5,020	74	1980	2016
CTR Partnership, L.P.	English Meadows Elks Home Campus	Bedford, VA	—	451	9,023	—	451	9,023	9,474	150	2014	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	—	312	6,919	7,231	115	2010	2016

CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	131	4,157	4,288	69	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	—	603	9,326	9,929	136	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	—	241	4,112	4,353	60	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	—	492	9,199	9,691	134	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	302	5,773	6,075	84	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	38	1984	2016
			—	19,193	149,701	4,211	19,193	153,912	173,105	12,202
Independent Living Properties:
Hillendahl Health Holdings LLC	Cottages at Golden Acres	Dallas, TX	—	315	1,769	276	315	2,046	2,361	786	1984	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	152	411	2,464	2,875	713	1994	2011
Hillview Health Holdings LLC	Lakeland Hills ALF	Dallas, TX	—	680	4,872	940	680	5,812	6,492	1,263	1996	2011
			—	1,406	8,953	1,368	1,406	10,322	11,728	2,762
			$—	$111,658	$778,509	$96,047	$110,648	$875,567	$986,215	$121,797

(1) The aggregate cost of real estate for federal income tax purposes was $1.0 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars in thousands)

	Year Ended December 31,
Real estate:	2016	2015	2014
Balance at the beginning of the period	$718,764	$492,486	$456,052
Acquisitions	270,601	226,078	25,252
Improvements	726	230	12,162
Assets not transferred to CareTrust	—	—	(980)
Sales of real estate	(3,876)	(30)	—
Balance at the end of the period	$986,215	$718,764	$492,486
Accumulated depreciation:
Balance at the beginning of the period	$(97,667)	$(78,897)	$(62,572)
Depreciation expense	(25,001)	(18,770)	(16,325)
Sales of real estate	871	—	—
Balance at the end of the period	$(121,797)	$(97,667)	$(78,897)