Form 10-Q
period 2017-03-31
CareTrust REIT, Inc.
filed 2017-05-02
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 1, 2017, there were 72,550,973 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets:
Real estate investments, net	$940,355	$893,918
Other real estate investments	14,027	13,872
Cash and cash equivalents	1,283	7,500
Accounts and other receivables	7,932	5,896
Prepaid expenses and other assets	1,309	1,369
Deferred financing costs, net	2,532	2,803
Total assets	$967,438	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$255,561	$255,294
Senior unsecured term loan, net	99,445	99,422
Unsecured revolving credit facility	27,000	95,000
Accounts payable and accrued liabilities	14,063	12,137
Dividends payable	13,422	11,075
Total liabilities	409,491	472,928
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 72,000,297 and 64,816,350 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	720	648
Additional paid-in capital	720,061	611,475
Cumulative distributions in excess of earnings	(162,834)	(159,693)
Total equity	557,947	452,430
Total liabilities and equity	$967,438	$925,358
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$27,339	$20,897
Tenant reimbursements	2,321	1,797
Independent living facilities	793	681
Interest and other income	155	254
Total revenues	30,608	23,629
Expenses:
Depreciation and amortization	9,076	7,293
Interest expense	5,879	6,187
Property taxes	2,321	1,797
Independent living facilities	661	620
General and administrative	2,390	2,230
Total expenses	20,327	18,127
Net income	$10,281	$5,502
Earnings per common share:
Basic	$0.15	$0.11
Diluted	$0.15	$0.11
Weighted-average number of common shares:
Basic	66,951	48,101
Diluted	66,951	48,101
Dividends declared per common share	$0.185	$0.17
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2015	47,664,742	$477	$410,217	$(148,406)	$262,288
Issuance of common stock, net	17,023,824	170	200,228	—	200,398
Vesting of restricted common stock, net of shares withheld for employee taxes	127,784	1	(516)	—	(515)
Amortization of stock-based compensation	—	—	1,546	—	1,546
Common dividends ($0.68 per share)	—	—	—	(40,640)	(40,640)
Net income	—	—	—	29,353	29,353
Balance as of December 31, 2016	64,816,350	648	611,475	(159,693)	452,430
Issuance of common stock, net	7,174,587	72	108,050	—	108,122
Vesting of restricted common stock, net of shares withheld for employee taxes	9,360	—	—	—	—
Amortization of stock-based compensation	—	—	536	—	536
Common dividends ($0.185 per share)	—	—	—	(13,422)	(13,422)
Net income	—	—	—	10,281	10,281
Balance as of March 31, 2017	72,000,297	$720	$720,061	$(162,834)	$557,947
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$10,281	$5,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	9,080	7,293
Amortization of deferred financing costs	561	556
Write-off of deferred financing costs	—	326
Amortization of stock-based compensation	536	431
Straight-line rental income	(72)	—
Noncash interest income	(155)	(254)
Change in operating assets and liabilities:
Accounts and other receivables	(1,964)	115
Prepaid expenses and other assets	13	12
Accounts payable and accrued liabilities	1,886	1,013
Net cash provided by operating activities	20,166	14,994
Cash flows from investing activities:
Acquisitions of real estate	(54,568)	(68,000)
Improvements to real estate	(89)	(27)
Purchases of equipment, furniture and fixtures	(117)	(17)
Escrow deposit for acquisition of real estate	(700)	(15,730)
Net cash used in investing activities	(55,474)	(83,774)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	108,166	106,026
Proceeds from the issuance of senior unsecured term loan	—	100,000
Borrowings under unsecured revolving credit facility	45,000	52,000
Payments on unsecured revolving credit facility	(113,000)	(92,000)
Payments on the mortgage notes payable	—	(95,022)
Payments of deferred financing costs	—	(1,324)
Dividends paid on common stock	(11,075)	(7,704)
Net cash provided by financing activities	29,091	61,976
Net decrease in cash and cash equivalents	(6,217)	(6,804)
Cash and cash equivalents beginning of period	7,500	11,467
Cash and cash equivalents end of period	$1,283	$4,663
Supplemental disclosures of cash flow information:
Interest paid	$1,513	$2,103
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,347	$2,141
Increase in offering costs payable	$44	$291
Application of escrow deposit to acquisition of real estate	$700	$1,250
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.'s ("CareTrust REIT" or the "Company") primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2017, the Company owned and leased to independent operators, including The Ensign Group, Inc. ("Ensign"), 158 skilled nursing, skilled nursing campuses, assisted living and independent living facilities consisting of 15,480 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities consisting of 264 units located in Texas and Utah. As of March 31, 2017, the Company also had three other real estate investments, consisting of $14.0 million of preferred equity investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the net-leased skilled nursing, assisted living and independent living facilities, (ii) the operations of the three independent living facilities that the Company owns and operates and (iii) the preferred equity investments.
The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.
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
Real Estate Depreciation and Amortization—Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years
Identified intangible assets	Shorter of lease term or expected useful life

Real Estate Acquisition Valuation— In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the Company records the acquisition of income-producing real estate as an asset acquisition. If the acquired assets meet the definition of a business, the Company records the acquisition as a business combination. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions accounted for as business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions accounted for as asset acquisitions, acquisition costs are capitalized as incurred.
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
Deferred Financing Costs—External costs incurred from placement of the Company's debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in the Company's condensed consolidated income statements. Accumulated amortization of deferred financing costs was $4.8 million and $4.2 million as of March 31, 2017 and December 31, 2016, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company's condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three months ended March 31, 2017 and 2016, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including payment history, the operations, the asset type and current economic conditions. If the Company's evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of March 31, 2017, accounts and other receivables included $2.2 million of property taxes and franchise permit fees related to the Company's properties net-leased to Pristine Senior Living, LLC ("Pristine"). The Company did not reserve any receivables as of March 31, 2017 or December 31, 2016.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on the Company's owned properties. See Note 11, Concentration of Risk, for a discussion of major operator concentration.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company's future obligations for which it is the lessee. As of March 31, 2017, the remaining contractual payments under the Company's lease agreements aggregated $0.4 million. Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of the modified retrospective transition method. The Company continues to assess the potential effect that the adoption of ASU 2016-02 will have on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13") that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provided guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The Company does not believe that there will be an impact upon its consolidated financial statements upon adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18") that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of March 31, 2017 and December 31, 2016, the Company did not have any restricted cash. The Company does not believe that there will be an impact upon its consolidated financial statements upon adoption.

On January 1, 2017, the Company early adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805) ("ASU 2017-01") that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update will be applied on a prospective basis and the Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), that simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. ASU 2016-09 allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (current method) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. Under current guidance, nonforfeitable dividends paid on share-based payment awards that are not expected to vest are recognized as additional

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

compensation cost.  The adoption of ASU No. 2016-09 did not have a material effect on the Company's consolidated financial statements.

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize the Company's investment in owned properties as of March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Land	$114,392	$110,648
Buildings and improvements	925,362	875,567
Integral equipment, furniture and fixtures	66,098	64,120
Identified intangible assets	1,914	1,914
Real estate investments	1,107,766	1,052,249
Accumulated depreciation and amortization	(167,411)	(158,331)
Real estate investments, net	$940,355	$893,918
As of March 31, 2017, 93 of the Company’s 161 facilities were leased to subsidiaries of Ensign under eight master leases (the "Ensign Master Leases") which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of March 31, 2017, annualized revenues from the Ensign Master Leases were $56.5 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of March 31, 2017, 65 of the Company's 161 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company's three remaining properties as of March 31, 2017 are the independent living facilities that the Company owns and operates.
The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 81 years.
As of March 31, 2017, the Company's total future minimum rental revenues for all of its tenants were (dollars in thousands):

Year	Amount
Remaining 2017	$83,984
2018	112,100
2019	110,195
2020	108,869
2021	108,869
Thereafter	941,040
$1,465,057

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Premier Senior Living, LLC
In February 2017, the Company acquired two assisted living and memory care facilities with 88 units in the Milwaukee metropolitan area for $26.1 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Premier Senior Living, LLC. The amended lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $2.2 million.

WLC Management Firm, LLC
In March 2017, the Company acquired a five facility 455-bed skilled nursing portfolio in Illinois for $29.2 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company entered into a triple-net master lease with affiliates of WLC Management Firm, LLC. The lease carries an initial term of 15 years with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent is $2.9 million under the lease.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yields 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado constructed on a five-acre site. In connection with its investment, CareTrust REIT obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project was completed at the end of the second quarter of 2016 and began lease-up in the third quarter of 2016.

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
During the three months ended March 31, 2017 and 2016, the Company recognized $0.2 million and $0.3 million, respectively, of interest income and these unpaid amounts were added to the outstanding carrying values of these preferred equity investments.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$12,031	$14,027	$14,727	$12,031	$13,872	$14,289
Financial liabilities:
Senior unsecured notes payable	$260,000	$255,561	$267,800	$260,000	$255,294	$265,850
Cash and cash equivalents, accounts and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
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

6. DEBT
The following table summarizes the balance of the Company's indebtedness as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$260,000	$(4,439)	$255,561	$260,000	$(4,706)	$255,294
Senior unsecured term loan	100,000	(555)	99,445	100,000	(578)	99,422
Unsecured revolving credit facility	27,000	—	27,000	95,000	—	95,000
	$387,000	$(4,994)	$382,006	$455,000	$(5,284)	$449,716
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and certain of the Company’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 12, Summarized Condensed Consolidating Information.
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
As of March 31, 2017, the Company was in compliance with all applicable financial covenants under the indenture.

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
As of March 31, 2017, there was $27.0 million outstanding under the Credit Facility.
The interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40%

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of March 31, 2017, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the three months ended March 31, 2017, the Company incurred $5.9 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs. During the three months ended March 31, 2016, the Company incurred $6.2 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs and a $0.3 million write-off of deferred financing costs associated with the payoff of the GECC Loan. As of March 31, 2017 and December 31, 2016, the Company’s interest payable was $5.1 million and $1.3 million, respectively.

7. EQUITY
Common Stock
At-The-Market Offering—During the second quarter of 2016, the Company entered into an equity distribution agreement to issue and sell, from time to time, up to $125.0 million in aggregate offering price of shares of the Company's common stock (the "ATM Program"). Sales of common stock may be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the three months ended March 31, 2017, the Company sold 7,174,587 shares of common stock under the ATM Program at an average price of $15.31 per share for $109.8 million in gross proceeds. In conjunction with the sale of common stock, the Company reclassified $44,000 of prepaid accumulated costs associated with the ATM Program to additional paid in capital. At March 31, 2017, the Company had approximately $1.0 million available for future issuances under the ATM Program.
Dividends on Common Stock—During the first quarter of 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on April 14, 2017 to common stockholders of record as of March 31, 2017.

8. STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Plan”). The Plan provides for the granting of stock-based compensation, including stock options, restricted

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

stock, performance awards, restricted stock units and other incentive awards to officers, employees and directors in connection with their employment with or services provided to the Company.
Restricted Stock Awards — In connection with the separation of Ensign's healthcare business and its real estate business into two separate and independently publicly traded companies (the "Spin-Off"), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the three months ended March 31, 2017, 11,340 shares vested or were forfeited. As of March 31, 2017, there were 30,840 unvested restricted stock awards outstanding.
In February 2017, the Compensation Committee of the Company's Board of Directors granted 233,768 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $15.21 per share, based on the market price of the Company's common stock on that date, and the shares vest in three equal annual installments beginning on the first anniversary of the grant date.
During the three months ended March 31, 2017 and 2016, the Company recognized $0.5 million and $0.4 million of stock-based compensation expense, respectively. As of March 31, 2017, there was $5.4 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.4 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2017 and 2016, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$10,281	$5,502
Less: Net income allocated to participating securities	(102)	(78)
Numerator for basic and diluted earnings available to common stockholders	$10,179	$5,424
Denominator:
Weighted-average basic common shares outstanding	66,951	48,101
Weighted-average diluted common shares outstanding	66,951	48,101

Earnings per common share, basic	$0.15	$0.11
Earnings per common share, diluted	$0.15	$0.11
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three months ended March 31, 2017 and 2016, as their inclusion would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Legal Matters—The Company and its subsidiaries are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, which are not individually or in the aggregate anticipated to have a material adverse effect on the Company's results of operations, financial condition or cash flows. Claims and lawsuits may include matters involving general or professional liability asserted against the Company's tenants, which are the responsibility of the Company's tenants and for which the Company is entitled to be indemnified by its tenants under the insurance and indemnification provisions in the applicable leases.

11. CONCENTRATION OF RISK
Major operator concentration – As of March 31, 2017, Ensign leased 93 skilled nursing, assisted living and independent living facilities which had a total of 9,916 licensed beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona.
Additionally, on October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs. The Company has now leased 16 facilities to subsidiaries of Pristine pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five-year renewal options and no purchase options. As of March 31, 2017, the annual revenues from the Pristine master lease are $18.5 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine and its sole principal.
Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at Ensign’s website http://www.ensigngroup.net.

12. SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2017
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$578,921	$323,972	$37,462	$—	$940,355
Other real estate investments	—	—	14,027	—	—	14,027
Cash and cash equivalents	—	1,283	—	—	—	1,283
Accounts and other receivables	—	5,749	1,924	259	—	7,932
Prepaid expenses and other assets	—	1,307	2	—	—	1,309
Deferred financing costs, net	—	2,532	—	—	—	2,532
Investment in subsidiaries	571,369	410,841	—	—	(982,210)	—
Intercompany	—	—	113,655	—	(113,655)	—
Total assets	$571,369	$1,000,633	$453,580	$37,721	$(1,095,865)	$967,438
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$255,561	$—	$—	$—	$255,561
Senior unsecured term loan, net	—	99,445	—	—	—	99,445
Unsecured revolving credit facility	—	27,000	—	—	—	27,000
Accounts payable and accrued liabilities	—	11,683	2,121	259	—	14,063
Dividends payable	13,422	—	—	—	—	13,422
Intercompany	—	35,575	—	78,080	(113,655)	—
Total liabilities	13,422	429,264	2,121	78,339	(113,655)	409,491
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 72,000,297 issued and outstanding as of March 31, 2017	720	—	—	—	—	720
Additional paid-in capital	720,061	526,486	374,660	(52,899)	(848,247)	720,061
Cumulative distributions in excess of earnings	(162,834)	44,883	76,799	12,281	(133,963)	(162,834)
Total equity	557,947	571,369	451,459	(40,618)	(982,210)	557,947
Total liabilities and equity	$571,369	$1,000,633	$453,580	$37,721	$(1,095,865)	$967,438

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$527,639	$328,137	$38,142	$—	$893,918
Other real estate investments	—	—	13,872	—	—	13,872
Cash and cash equivalents	—	7,500	—	—	—	7,500
Accounts receivable	—	3,743	2,020	133	—	5,896
Prepaid expenses and other assets	—	1,366	3	—	—	1,369
Deferred financing costs, net	—	2,803	—	—	—	2,803
Investment in subsidiaries	463,505	401,328	—	—	(864,833)	—
Intercompany	—	—	102,273	—	(102,273)	—
Total assets	$463,505	$944,379	$446,305	$38,275	$(967,106)	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$255,294	$—	$—	$—	$255,294
Unsecured revolving credit facility	—	95,000	—	—	—	95,000
Senior unsecured term loan, net	—	99,422	—	—	—	99,422
Accounts payable and accrued liabilities	—	9,713	2,291	133	—	12,137
Dividends payable	11,075	—	—	—	—	11,075
Intercompany	—	21,445	—	80,828	(102,273)	—
Total liabilities	11,075	480,874	2,291	80,961	(102,273)	472,928
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 64,816,350 shares issued and outstanding as of December 31, 2016	648	—	—	—	—	648
Additional paid-in capital	611,475	429,453	374,660	(52,899)	(751,214)	611,475
Cumulative distributions in excess of earnings	(159,693)	34,052	69,354	10,213	(113,619)	(159,693)
Total equity	452,430	463,505	444,014	(42,686)	(864,833)	452,430
Total liabilities and equity	$463,505	$944,379	$446,305	$38,275	$(967,106)	$925,358

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Rental income	$—	$13,223	$11,368	$2,748	$—	$27,339
Tenant reimbursements	—	1,078	1,117	126	—	2,321
Independent living facilities	—	—	793	—	—	793
Interest and other income	—	—	155	—	—	155
Total revenues	—	14,301	13,433	2,874	—	30,608
Expenses:
Depreciation and amortization	—	4,186	4,210	680	—	9,076
Interest expense	—	5,879	—	—	—	5,879
Property taxes	—	1,078	1,117	126	—	2,321
Independent living facilities	—	—	661	—	—	661
General and administrative	550	1,840	—	—	—	2,390
Total expenses	550	12,983	5,988	806	—	20,327
Income in Subsidiary	10,831	9,513	—	—	(20,344)	—
Net income	$10,281	$10,831	$7,445	$2,068	$(20,344)	$10,281

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(14)	$6,001	$11,431	$2,748	$—	$20,166
Cash flows from investing activities:
Acquisitions of real estate	—	(54,568)	—	—	—	(54,568)
Improvements to real estate	—	(64)	(25)	—	—	(89)
Purchases of equipment, furniture and fixtures	—	(93)	(24)	—	—	(117)
Escrow deposit for acquisition of real estate	—	(700)	—	—	—	(700)
Distribution from subsidiary	11,075	—	—	—	(11,075)	—
Intercompany financing	(108,152)	14,130	—	—	94,022	—
Net cash used in investing activities	(97,077)	(41,295)	(49)	—	82,947	(55,474)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	108,166	—	—	—	—	108,166
Borrowings under unsecured revolving credit facility	—	45,000	—	—	—	45,000
Payments on unsecured revolving credit facility	—	(113,000)	—	—	—	(113,000)
Dividends paid on common stock	(11,075)	—	—	—	—	(11,075)
Distribution to Parent	—	(11,075)	—	—	11,075	—
Intercompany financing	—	108,152	(11,382)	(2,748)	(94,022)	—
Net cash provided by (used in) financing activities	97,091	29,077	(11,382)	(2,748)	(82,947)	29,091
Net decrease in cash and cash equivalents	—	(6,217)	—	—	—	(6,217)
Cash and cash equivalents beginning of period	—	7,500	—	—	—	7,500
Cash and cash equivalents end of period	$—	$1,283	$—	$—	$—	$1,283

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2)	$2,013	$11,193	$1,790	$—	$14,994
Cash flows from investing activities:
Acquisitions of real estate	—	(68,000)	—	—	—	(68,000)
Improvements to real estate	—	—	(27)	—	—	(27)
Purchases of equipment, furniture and fixtures	—	—	(17)	—	—	(17)
Escrow deposit for acquisition of real estate	—	(15,730)	—	—	—	(15,730)
Distribution from subsidiary	7,704	—	—	—	(7,704)	—
Intercompany financing	(106,024)	(82,083)	—	—	188,107	—
Net cash used in investing activities	(98,320)	(165,813)	(44)	—	180,403	(83,774)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	106,026	—	—	—	—	106,026
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	—	100,000
Borrowings under unsecured revolving credit facility	—	52,000	—	—	—	52,000
Payments on unsecured revolving credit facility	—	(92,000)	—	—	—	(92,000)
Payments on the mortgage notes payable	—	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,324)	—	—	—	(1,324)
Dividends paid on common stock	(7,704)	—	—	—	—	(7,704)
Distribution to Parent	—	(7,704)	—	—	7,704	—
Intercompany financing	—	106,024	(11,149)	93,232	(188,107)	—
Net cash provided by (used in) financing activities	98,322	156,996	(11,149)	(1,790)	(180,403)	61,976
Net decrease in cash and cash equivalents	—	(6,804)	—	—	—	(6,804)
Cash and cash equivalents beginning of period	—	11,467	—	—	—	11,467
Cash and cash equivalents end of period	$—	$4,663	$—	$—	$—	$4,663

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS
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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off (as defined below); (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them and the ability and willingness of the Ensign Group, Inc. ("Ensign") to meet and/or perform its other contractual arrangements that it entered into with us in connection with the Spin-Off, and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the "SEC").
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT, Inc. (“CareTrust REIT”, the “Company”, "we", "our", or "us") is a self-administered, publicly-traded REIT engaged in the ownership, acquisition and leasing of seniors housing and healthcare-related properties. CareTrust REIT was formed on October 29, 2013, as a wholly owned subsidiary of Ensign with the intent to hold substantially all of Ensign's real estate business. On June 1, 2014, Ensign completed the separation of its real estate business into a separate and independent publicly-traded company by distributing all the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the "Spin-Off"). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. As of March 31, 2017, we owned and leased to independent operators, including Ensign, 158 skilled nursing ("SNFs"), SNF Campuses, assisted living ("ALFs") and independent living ("ILFs") facilities which had a total of 15,480 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of March 31, 2017, we also had three other real estate investments, consisting of $14.0 million of preferred equity investments.
We are a separate and independent publicly-traded, self-administered, self-managed REIT primarily engaged in the ownership, acquisition and leasing of seniors housing and healthcare-related properties. We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes.
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We believe that we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through CTR Partnership, L.P. (the “Operating Partnership”). The Operating Partnership is managed by CareTrust REIT’s wholly-owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Recent Transactions

At-The-Market Offering of Common Stock

During 2016, we entered into an equity distribution agreement to issue and sell, from time to time, up to $125.0 million in aggregate offering price of our common stock through an "at-the-market" equity offering program (the "ATM Program"). During the three months ended March 31, 2017, the Company sold 7,174,587 shares of common stock at an average price of $15.31 per share for $109.8 million in gross proceeds. At March 31, 2017, we had approximately $1.0 million available for future issuances under the ATM Program.

Recent Acquisitions

From January 1, 2017 through April 30, 2017, we acquired seven properties, comprising two ALFs and five SNFs for approximately $55.3 million inclusive of capitalized transaction costs. See Note 3, Real Estate Investments, Net, in the Notes to Condensed Consolidated Financial Statements for additional information.

Lease Amendment

On March 21, 2017, we entered into a third lease amendment with affiliates of Pristine Senior Living, LLC (“Pristine”) and a second guaranty amendment with Pristine, its sole principal and one of its subsidiaries. Under the third lease amendment, we initiated, and partially pre-fund from time to time, a landlord-managed impound account from which we pay certain property taxes and franchise permit fees related to the properties Pristine net leases from us, and into which Pristine makes scheduled deposits. We were also granted security interests in the membership interests of Pristine and its subsidiaries as additional collateral securing the performance of the tenant’s obligations under the Pristine master lease. As of March 31, 2017, approximately $2.2 million of property taxes and franchise permit fees related to our properties net-leased to Pristine had been paid from the impound account. Under the second guaranty amendment, a subsidiary of Pristine was added as an additional guarantor (together with Pristine and its sole principal) of the tenants’ obligations under the Pristine master lease.  Consistent with our practices, we obtain monthly financial and operational information from Pristine that we review to monitor the ability of Pristine and its affiliates to meet their obligations to us under the Pristine master lease and related guaranties.  Based on information we have received, we expect that Pristine and its affiliates will be able to satisfy their rental obligations to us under the Pristine master lease.
Results of Operations
Operating Results
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2017	2016
	(dollars in thousands)
Revenues:
Rental income	$27,339	$20,897	$6,442	31%
Tenant reimbursements	2,321	1,797	524	29%
Independent living facilities	793	681	112	16%
Interest and other income	155	254	(99)	(39)%
Expenses:
Depreciation and amortization	9,076	7,293	1,783	24%
Interest expense	5,879	6,187	(308)	(5)%
Property taxes	2,321	1,797	524	29%
Independent living facilities	661	620	41	7%
General and administrative	2,390	2,230	160	7%

Rental income. Rental income was $27.3 million for the three months ended March 31, 2017 compared to $20.9 million for the three months ended March 31, 2016. The $6.4 million or 31% increase in rental income is primarily due to $6.3 million from investments made after January 1, 2016 and $0.1 million from increases in rental rates for our existing tenants.
Independent living facilities. Revenues from our three ILFs that we own and operate were $793,000 for the three months ended March 31, 2017 compared to $681,000 for the three months ended March 31, 2016. The $112,000 or 16% increase was primarily due to increased occupancy at the facilities and a higher average rental rate per unit. Expenses were $661,000 for the three months ended March 31, 2017 compared to $620,000 for the three months ended March 31, 2016. The $41,000 or 7% increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income decreased $99,000 for the three months ended March 31, 2017 to $155,000 compared to $254,000 for the three months ended March 31, 2016. The net decrease was due to the cessation of accruing interest on one preferred equity investment after April 1, 2016 slightly offset by two new preferred equity investments that closed in September 2016.
Depreciation and amortization. Depreciation and amortization expense increased $1.8 million or 24% for the three months ended March 31, 2017 to $9.1 million compared to $7.3 million for the three months ended March 31, 2016. The $1.8 million increase in depreciation and amortization was due to new investments made after April 1, 2016.
Interest expense. Interest expense decreased $0.3 million or 5% for the three months ended March 31, 2017 to $5.9 million compared to $6.2 million for the three months ended March 31, 2016. The decrease was due primarily to lower interest expense of $0.2 million resulting from the pay off in 2016 of the GECC Loan (as defined below) with the Term Loan (as defined below), and a $0.3 million write-off of deferred financing fees in 2016 associated with the payoff and termination of the GECC Loan, partially offset by an increase of $0.2 million from greater borrowings under our Credit Facility (as defined below).
General and administrative expense. General and administrative expense increased $0.2 million for the three months ended March 31, 2017 to $2.4 million compared to $2.2 million for the three months ended March 31, 2016. The $0.2 million increase is primarily related to higher amortization of stock-based compensation and professional fees.

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

During the three months ended March 31, 2017, the Company sold 7,174,587 shares of common stock at an average price of $15.31 per share for $109.8 million in gross proceeds before $1.6 million of commissions paid to the sales agents. At March

31, 2017, we had approximately $1.0 million available for future issuances under the ATM Program. As of March 31, 2017, there was $27.0 million outstanding under the Credit Facility. See Note 6, Debt, and Note 7, Equity, in the Notes to Condensed Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows and the availability under our Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$20,166	$14,994
Net cash used in investing activities	(55,474)	(83,774)
Net cash provided by financing activities	29,091	61,976
Net decrease in cash and cash equivalents	(6,217)	(6,804)
Cash and cash equivalents at beginning of period	7,500	11,467
Cash and cash equivalents at end of period	$1,283	$4,663
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net cash provided by operating activities for the three months ended March 31, 2017 was $20.2 million compared to $15.0 million for the three months ended March 31, 2016, an increase of $5.2 million. The increase was primarily due to an increase in net income of $4.8 million and noncash income and expenses of $1.6 million, partially offset by a $1.2 million change in operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2017 was $55.5 million compared to $83.8 million for the three months ended March 31, 2016, a decrease of $28.3 million. The decrease was primarily the result of a $13.4 million decrease in acquisitions and a $15.0 million decrease in escrow deposits, partially offset by an increase of $0.1 million of purchases of furniture, fixtures and equipment.
Net cash provided by financing activities for the three months ended March 31, 2017 was $29.1 million compared to $62.0 million for the three months ended March 31, 2016, a decrease of $32.9 million. This decrease was due to lower borrowings of $107.0 million under the Credit Facility and an increase in dividends paid of $3.4 million, partially offset by lower payments of debt of $74.0 million, greater net proceeds of $2.1 million from common stock offerings and lower deferred financing costs of $1.3 million.

Indebtedness
Senior Unsecured Notes
On May 30, 2014, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $260.0 million aggregate principal amount of 5.875% Senior Notes due 2021 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $260.0 million and net proceeds of approximately $253.0 million after deducting underwriting fees and other offering expenses. We transferred approximately $220.8 million of the net proceeds of the offering of the Notes to Ensign, and used the remaining net proceeds of the offering to pay the cash portion of the December 2014 special dividend in connection with the Spin-Off. The Notes mature on June 1, 2021 and bear interest at a rate of 5.875% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2014. The Issuers subsequently exchanged the Notes for substantially identical notes registered under the Securities Act of 1933.
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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT and certain of CareTrust REIT’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 12, Summarized Condensed Consolidating Information.
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
As of March 31, 2017, we were in compliance with all applicable financial covenants under the indenture.
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
On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Facility (as defined below) were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving Facility, the "Credit Facility") was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to

$250.0 million. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate our secured mortgage indebtedness with General Electric Capital Corporation (the "GECC Loan").
As of March 31, 2017, there was $27.0 million outstanding under the Revolving Facility.
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
As of March 31, 2017, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$328,738	$15,275	$30,550	$282,913	$—
Senior unsecured term loan (2)	117,365	2,973	5,954	5,946	102,492
Unsecured revolving credit facility (3)	30,971	1,693	29,278	—	—
Operating lease	397	134	263	—	—
Total	$477,471	$20,075	$66,045	$288,859	$102,492

(1)	Amounts include interest payments of $68.7 million.

(2)	Amounts include interest payments of $17.4 million.

(3)
The unsecured revolving credit facility includes payments related to the unused credit facility fee due on the amount of unused borrowings and assumes principal outstanding and interest rates in effect as of March 31, 2017.

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
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 7, 2017, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. As of March 31, 2017, we had $27.0 million of outstanding borrowings under the Revolving Facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries (subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries

(subject to decrease at the Company's election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of March 31, 2017, we had a $100.0 million Term Loan outstanding.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $0.3 million for the three months ended March 31, 2017.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2016. As of March 31, 2017, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

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

4.2	Form of 2021 Note (included in Exhibit 4.1 above).

4.3	Specimen Stock Certificate of CareTrust REIT, Inc. (Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014, is incorporated herein by reference).

*10.1	Third Amendment to Master Lease, dated as of March 21, 2017, by and among CTR Partnership, L.P. and the entities party thereto as tenants.

*10.2
Second Amendment to Guaranty of Master Lease, dated as of March 21, 2017, by and among Pristine Senior Living, LLC, Christopher T. Cook and Pristine Ohio Holdings, LLC in favor of CTR Partnership, L.P.

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

CareTrust REIT, Inc.
May 2, 2017	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

May 2, 2017	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)