Form 10-Q
period 2017-06-30
CareTrust REIT, Inc.
filed 2017-08-02
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 1, 2017, there were 75,902,014 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Real estate investments, net	$972,832	$893,918
Other real estate investments	5,192	13,872
Cash and cash equivalents	35,066	7,500
Accounts and other receivables	9,425	5,896
Prepaid expenses and other assets	5,282	1,369
Deferred financing costs, net	2,260	2,803
Total assets	$1,030,057	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$294,043	$255,294
Senior unsecured term loan, net	99,469	99,422
Unsecured revolving credit facility	—	95,000
Accounts payable and accrued liabilities	14,521	12,137
Dividends payable	14,048	11,075
Total liabilities	422,081	472,928
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,466,982 and 64,816,350 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	755	648
Additional paid-in capital	782,073	611,475
Cumulative distributions in excess of earnings	(174,852)	(159,693)
Total equity	607,976	452,430
Total liabilities and equity	$1,030,057	$925,358
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$28,511	$22,781	$55,850	$43,678
Tenant reimbursements	2,389	1,929	4,710	3,726
Independent living facilities	789	730	1,582	1,411
Interest and other income	1,140	261	1,295	515
Total revenues	32,829	25,701	63,437	49,330
Expenses:
Depreciation and amortization	9,335	7,892	18,411	15,185
Interest expense	6,219	5,440	12,098	11,301
Loss on the extinguishment of debt	11,883	—	11,883	326
Property taxes	2,389	1,929	4,710	3,726
Independent living facilities	644	598	1,305	1,218
Impairment of real estate investment	890	—	890	—
General and administrative	2,977	2,211	5,367	4,441
Total expenses	34,337	18,070	54,664	36,197
Other income:
Gain on disposition of other real estate investment	3,538	—	3,538	—
Net income	$2,030	$7,631	$12,311	$13,133
Earnings per common share:
Basic	$0.03	$0.13	$0.17	$0.25
Diluted	$0.03	$0.13	$0.17	$0.25
Weighted-average number of common shares:
Basic	72,564	57,478	69,773	52,789
Diluted	72,564	57,478	69,773	52,789
Dividends declared per common share	$0.185	$0.17	$0.37	$0.34
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2015	47,664,742	$477	$410,217	$(148,406)	$262,288
Issuance of common stock, net	17,023,824	170	200,228	—	200,398
Vesting of restricted common stock, net of shares withheld for employee taxes	127,784	1	(516)	—	(515)
Amortization of stock-based compensation	—	—	1,546	—	1,546
Common dividends ($0.68 per share)	—	—	—	(40,640)	(40,640)
Net income	—	—	—	29,353	29,353
Balance as of December 31, 2016	64,816,350	648	611,475	(159,693)	452,430
Issuance of common stock, net	10,573,089	106	170,329	—	170,435
Vesting of restricted common stock, net of shares withheld for employee taxes	77,543	1	(867)	—	(866)
Amortization of stock-based compensation	—	—	1,136	—	1,136
Common dividends ($0.37 per share)	—	—	—	(27,470)	(27,470)
Net income	—	—	—	12,311	12,311
Balance as of June 30, 2017	75,466,982	$755	$782,073	$(174,852)	$607,976
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,311	$13,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	18,419	15,191
Amortization of deferred financing costs	1,131	1,117
Loss on extinguishment of debt	11,883	326
Amortization of stock-based compensation	1,136	868
Straight-line rental income	(115)	—
Non-cash interest income	(320)	(515)
Interest income distribution from other real estate investment	1,500	—
Impairment of real estate investment	890	—
Change in operating assets and liabilities:
Accounts and other receivables	(3,414)	(1,743)
Prepaid expenses and other assets	(311)	(291)
Accounts payable and accrued liabilities	1,791	27
Net cash provided by operating activities	44,901	28,113
Cash flows from investing activities:
Acquisitions of real estate	(96,641)	(144,149)
Improvements to real estate	(598)	(170)
Purchases of equipment, furniture and fixtures	(233)	(89)
Sale of other real estate investment	7,500	—
Escrow deposit for acquisitions of real estate	(4,335)	—
Net cash used in investing activities	(94,307)	(144,408)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,485	105,889
Proceeds from the issuance of senior unsecured notes payable	300,000	—
Proceeds from the issuance of senior unsecured term loan	—	100,000
Borrowings under unsecured revolving credit facility	63,000	115,000
Payments on senior unsecured notes payable	(267,639)	—
Payments on unsecured revolving credit facility	(158,000)	(92,000)
Payments on the mortgage notes payable	—	(95,022)
Payments of deferred financing costs	(5,511)	(1,332)
Net-settle adjustment on restricted stock	(866)	(515)
Dividends paid on common stock	(24,497)	(17,548)
Net cash provided by financing activities	76,972	114,472
Net increase (decrease) in cash and cash equivalents	27,566	(1,823)
Cash and cash equivalents beginning of period	7,500	11,467
Cash and cash equivalents end of period	$35,066	$9,644
Supplemental disclosures of cash flow information:
Interest paid	$10,585	$10,791
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,973	$2,143
Increase in deferred financing costs payable	$525	$—
Increase in offering costs payable	$50	$218
Application of escrow deposit to acquisition of real estate	$700	$1,250
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2017, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 161 skilled nursing, skilled nursing campuses, assisted living and independent living facilities consisting of 15,894 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities consisting of 264 units located in Texas and Utah. As of June 30, 2017, the Company also had two other real estate investments, consisting of $5.2 million of preferred equity investments.

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
Reclassifications—Prior period results reflect reclassifications, for comparative purposes, in the Company’s condensed consolidated financial statements, including a $0.3 million write-off of deferred financing costs in the six months ended June 30, 2016 reclassified from interest expense to loss on extinguishment of debt in the condensed consolidated income statement. These reclassifications have not changed the results of operations of prior periods.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Real Estate Acquisition Valuation— In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Company records the acquisition of income-producing real estate as an asset acquisition. If the acquired assets meet the definition of a business, the Company records the acquisition as a business combination. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions accounted for as business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions accounted for as asset acquisitions, acquisition costs are capitalized as incurred.
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
As part of the Company’s asset acquisitions, the Company may commit to provide contingent payments to a seller or lessee (e.g., an earn-out payable upon the applicable property achieving certain financial metrics). Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. Generally, if the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property’s basis. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in the Company’s condensed consolidated income statements. Accumulated amortization of deferred financing costs was $2.2 million and $4.2 million as of June 30, 2017 and December 31, 2016, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three and six months ended June 30, 2017 and 2016, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including payment history, the operations, the asset type and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of June 30, 2017, accounts and other receivables included net pre-fundings of approximately $3.0 million for property taxes and franchise permit fees related to the Company’s properties net-leased to subsidiaries of Pristine Senior Living, LLC (“Pristine”). Consistent with the Company’s practices, the Company obtains monthly financial and operational information from Pristine that it reviews to monitor the ability of Pristine and its affiliates to meet their obligations to the Company under the Pristine master lease and related guaranties. Based on information received, the Company expects that Pristine and its affiliates will be able to satisfy their rental payment obligations to the Company under the Pristine master lease as amended. The Company did not reserve any contractual cash rent as of June 30, 2017 or December 31, 2016.
Income Taxes—The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it has been organized and has operated, and the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute to its stockholders at least 90% of the Company’s annual REIT taxable income (computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes as qualifying dividends all of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.6 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on the Company’s owned properties. See Note 11, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The Financial Accounting Standards Board (“FASB”) accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities.

Recent Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the ASC. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of its new revenue recognition standard by one year. The standard will be effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company continues to evaluate the potential effect that the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. The evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. Based on review of the Company’s revenue streams, independent living facilities on the Company’s consolidated financial statements include revenues generated through services provided to residents of independent living facilities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities, such as meals, transportation and activities. While these revenue streams are subject to the application of ASC 606, the Company believes that the recognition of income will be consistent with the current accounting model because currently the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. In addition, the Company is monitoring specific developments for the senior living industry and evaluating potential changes to its business processes, systems, and controls to support the recognition and disclosure under the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 updates guidance related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU 2016-01 eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations for which it is the lessee. As of June 30, 2017, the remaining contractual payments under the Company’s lease agreements aggregated $0.4 million. Additionally, ASU 2016-02 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of the modified retrospective transition method. The Company continues to assess the potential effect that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provided guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017, with early adoption permitted and shall be applied retrospectively where practicable. The Company does not believe that there will be an impact upon its consolidated financial statements upon adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”) that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of June 30, 2017 and December 31, 2016, the Company did not have any restricted cash. The Company does not believe that there will be an impact upon its consolidated financial statements upon adoption.

Recent Accounting Standards Adopted by the Company

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On January 1, 2017, the Company early adopted ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update will be applied on a prospective basis and the Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), that simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. ASU 2016-09 allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (current method) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. Under current guidance, nonforfeitable dividends paid on share-based payment awards that are not expected to vest are recognized as additional compensation cost.  The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements as the Company elected to account for forfeitures when they occur.

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize the Company’s investment in owned properties as of June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Land	$119,439	$110,648
Buildings and improvements	952,653	875,567
Integral equipment, furniture and fixtures	68,681	64,120
Identified intangible assets	2,382	1,914
Escrowed cash for acquisitions	6,254	—
Real estate investments	1,149,409	1,052,249
Accumulated depreciation and amortization	(176,577)	(158,331)
Real estate investments, net	$972,832	$893,918
As of June 30, 2017, 92 of the Company’s 164 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of June 30, 2017, annualized revenues from the Ensign Master Leases were $57.7 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of June 30, 2017, 69 of the Company’s 164 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of June 30, 2017 are the independent living facilities that the Company owns and operates.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Escrowed cash for acquisitions represents cash in escrow for two asset acquisitions that closed on July 1, 2017. See further discussion in Note 13, Subsequent Events.
The Company has only two identified intangible assets which relate to a below-market ground lease and five acquired operating leases. The ground lease has a remaining term of 81 years.
As of June 30, 2017, the Company’s total future minimum rental revenues for all of its tenants were (dollars in thousands):

Year	Amount
Remaining 2017	$58,419
2018	116,902
2019	114,998
2020	113,671
2021	113,671
Thereafter	998,447
$1,516,108

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:
Premier Senior Living, LLC
In February 2017, the Company acquired two assisted living and memory care facilities with 96 beds in the Milwaukee metropolitan area for $26.1 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Premier Senior Living, LLC. The amended lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $2.2 million.

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
Better Senior Living Consulting, LLC
In May 2017, the Company acquired an assisted living and memory care facility with 170 beds in Brooksville, Florida for $2.0 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Better Senior Living Consulting, LLC. The amended lease has a remaining initial term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $0.3 million.
Cascadia Healthcare, LLC
In May 2017, the Company acquired a skilled nursing facility with 119 units in the Nampa, Idaho valued at $6.5 million, which includes capitalized acquisition costs. This facility acquisition is part of a three-skilled nursing facility portfolio acquisition. Of the two remaining facilities, one was acquired on July 1, 2017 and the other is scheduled to be completed in or around the third quarter of 2017. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Cascadia Healthcare, LLC. The amended lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $0.6 million.

OnPointe Health, LLC

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In June 2017, the Company acquired a skilled nursing facility in Brownsville, Texas with 126 units and a skilled nursing facility in Albuquerque, New Mexico with 136 units for $27.3 million, which includes capitalized acquisition costs. The two facilities are leased to affiliates of OnPointe Health, LLC under two leases. Current contractual annual cash rent totals $2.5 million under the leases. The leases carry remaining terms of approximately 17 and 19 years, respectively, with CPI-based rent escalators. The tenant has an option to purchase the Brownsville, Texas facility at a fixed price of $14.3 million that becomes exercisable on a periodic basis beginning in 2024.

Impairment of Real Estate Investment
During the three and six months ended June 30, 2017, the Company recorded an impairment loss of $0.9 million related to its investment in La Villa Rehab & Healthcare Center (“La Villa”). In April 2017, the Company and Ensign mutually determined that La Villa had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and the Company transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. Additionally, the Company and Ensign agreed that the licensed beds will be transferred to another facility included in the Ensign Master Leases.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yielded 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado constructed on a five-acre site. In connection with its investment, CareTrust REIT obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project was completed at the end of the second quarter of 2016 and began lease-up in the third quarter of 2016. In May 2017, the property was sold to a third party. In connection with the sale, the Company received back in cash its initial investment of $7.5 million, a cumulative contractual preferred return of $2.5 million, and an additional cash payment of $3.5 million that was not included with the original agreement, which the Company recognized as a gain on the sale of other real estate investment. The Company also recognized interest income of $1.0 million during the three months ended June 30, 2017, which included a previously unrecognized preferred return of $0.5 million related to prior periods.

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
During the three months ended June 30, 2017 and 2016, the Company recognized $1.1 million and $0.3 million, respectively, in interest income of which $975,000 and $0 respectively, was received in cash from its preferred equity investments. During the six months ended June 30, 2017 and 2016, the Company recognized $1.3 million and $0.5 million, respectively, in interest income of which $975,000 and $0 respectively, was received in cash from its preferred equity investments. Any unpaid amounts were added to the outstanding carrying values of the preferred equity investments.

5. FAIR VALUE MEASUREMENTS

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 using Level 2 inputs for the senior unsecured notes payable, and Level 3 inputs for all other financial instruments, is as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,192	$5,066	$12,031	$13,872	$14,289
Financial liabilities:
Senior unsecured notes payable	$300,000	$294,043	$308,250	$260,000	$255,294	$265,850
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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2017 and December 31, 2016 (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	June 30, 2017			December 31, 2016
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(5,957)	$294,043	$260,000	$(4,706)	$255,294
Senior unsecured term loan	100,000	(531)	99,469	100,000	(578)	99,422
Unsecured revolving credit facility	—	—	—	95,000	—	95,000
	$400,000	$(6,488)	$393,512	$455,000	$(5,284)	$449,716
Senior Unsecured Notes Payable
On May 10, 2017, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The Company used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of its 5.875% Senior Notes due 2021, including payment of the redemption price at 102.938% and all accrued and unpaid interest thereon. The Company used the remaining portion of the net proceeds of the offering to pay borrowings outstanding under its senior unsecured revolving credit facility. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
The Issuers may redeem the Notes any time before June 1, 2020 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make-whole” premium described in the indenture governing the Notes and, at any time on or after June 1, 2020, at the redemption prices set forth in the indenture. At any time on or before June 1, 2020, up to 40% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 60% of the originally issued aggregate principal amount of the Notes remains outstanding. In such case, the redemption price will be equal to 105.25% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
The indenture contains customary covenants such as limiting the ability of the Company and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. The indenture also requires the Company and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of June 30, 2017, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of June 30, 2017, there were no amounts outstanding under the Credit Facility.
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
As of June 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the three months ended June 30, 2017, the Company incurred $6.2 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs. During the three months ended June 30, 2016,

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

the Company incurred $5.4 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs. During the six months ended June 30, 2017, the Company incurred $12.1 million of interest expense. Included in interest expense was $1.1 million of amortization of deferred financing costs. During the six months ended June 30, 2016, the Company incurred $11.3 million of interest expense. Included in interest expense was $1.1 million of amortization of deferred financing costs. As of June 30, 2017 and December 31, 2016, the Company’s interest payable was $1.7 million and $1.3 million, respectively.
Loss on the Extinguishment of Debt
During the three and six months ended June 30, 2017, the loss on the extinguishment of debt included the redemption price, stated at 102.938%, of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption of the Company’s 5.875% Senior Notes due 2021. During the six months ended June 30, 2016, the loss on the extinguishment of debt included a $0.3 million write-off of deferred financing costs associated with the payoff of the GECC Loan.

7. EQUITY
Common Stock
At-The-Market Offering—During the second quarter of 2017, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). At June 30, 2017, we had approximately $236.1 million available for future issuances under the ATM Program. At the time the ATM Program commenced in May 2017, our at-the-market equity offering program entered into during 2016, which had been substantially depleted, was permanently discontinued.
The following table summarizes the ATM Program activity for 2017 (shares and dollars in thousands):

	For the Three Months Ended
	March 31, 2017	June 30, 2017	Total
Number of shares	7,175	3,399	10,574
Average sales price per share	$15.31	$18.82	$16.43
Gross proceeds	$109,813	$63,947	$173,760

Dividends on Common Stock—During the first quarter of 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on April 14, 2017 to common stockholders of record as of March 31, 2017. During the second quarter of 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on July 14, 2017 to common stockholders of record as of June 30, 2017.

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
Restricted Stock Awards — In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the six months ended June 30, 2017, 15,860 shares vested or were forfeited. As of June 30, 2017, there were 26,320 unvested restricted stock awards outstanding.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In February 2017, the Compensation Committee of the Company’s Board of Directors granted 233,768 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $15.21 per share, based on the market price of the Company’s common stock on that date, and the shares vest in three equal annual installments beginning on the first anniversary of the grant date.
During the three months ended June 30, 2017 and 2016, the Company recognized $0.6 million and $0.4 million of stock-based compensation expense, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized $1.1 million and $0.9 million of stock-based compensation expense, respectively. As of June 30, 2017, there was $4.8 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.2 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2017 and 2016, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,030	$7,631	$12,311	$13,133
Less: Net income allocated to participating securities	(91)	(69)	(193)	(147)
Numerator for basic and diluted earnings available to common stockholders	$1,939	$7,562	$12,118	$12,986
Denominator:
Weighted-average basic common shares outstanding	72,564	57,478	69,773	52,789
Weighted-average diluted common shares outstanding	72,564	57,478	69,773	52,789

Earnings per common share, basic	$0.03	$0.13	$0.17	$0.25
Earnings per common share, diluted	$0.03	$0.13	$0.17	$0.25
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and six months ended June 30, 2017 and 2016, as their inclusion would have been anti-dilutive.

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
In connection with the settlement and effective as of October 1, 2013, Ensign entered into a five-year corporate integrity agreement (the “CIA”) with the Office of Inspector General-HHS. The CIA acknowledges the existence of Ensign’s current compliance program, and requires that Ensign continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Ensign is also required to maintain several elements of its existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that Ensign conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

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
Legal Matters—The Company and its subsidiaries are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, which are not individually or in the aggregate anticipated to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. Claims and lawsuits may include matters involving general or professional liability asserted against the Company’s tenants, which are the responsibility of the Company’s tenants and for which the Company is entitled to be indemnified by its tenants under the insurance and indemnification provisions in the applicable leases.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. CONCENTRATION OF RISK
Major operator concentrations – As of June 30, 2017, Ensign leased 92 skilled nursing, assisted living and independent living facilities which had a total of 9,754 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona.
Additionally, on October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs and leased such facilities to subsidiaries of Pristine. The Company has now leased 16 facilities to subsidiaries of Pristine pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five-year renewal options and no purchase options. As of June 30, 2017, the annual revenues from the Pristine master lease are $18.6 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine, one of its subsidiaries, and its sole principal.
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

12. SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
The 5.25% Senior Notes due 2025 issued by the Operating Partnership and CareTrust Capital Corp. on May 10, 2017 are jointly and severally, fully and unconditionally, guaranteed by CareTrust REIT, Inc., as the parent guarantor (the “Parent Guarantor”), and the wholly owned subsidiaries of the Parent Guarantor other than the Issuers (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”), subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor is sold or sells all or substantially all of its assets, the Subsidiary Guarantor is designated “unrestricted” for covenant purposes under the indenture governing the Notes, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied.
The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors:
CareTrust REIT, Inc. – The Parent Guarantor was formed on October 29, 2013 in anticipation of the Spin-Off and the related transactions and was a wholly owned subsidiary of Ensign prior to the effective date of the Spin-Off on June 1, 2014. The Parent Guarantor did not conduct any operations or have any business prior to the date of the consummation of the Spin-Off related transactions.
CTR Partnership, L.P. and CareTrust Capital Corp. – The Issuers, each of which is a wholly owned subsidiary of the Parent Guarantor, were formed on May 8, 2014 and May 9, 2014, respectively, in anticipation of the Spin-Off and the related transactions. The Issuers did not conduct any operations or have any business prior to the date of the consummation of the Spin-Off related transactions.
Subsidiary Guarantors – The Subsidiary Guarantors consist of all of the subsidiaries of the Parent Guarantor other than the Issuers.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the
Parent Guarantor, the Issuers, and the Subsidiary Guarantors. There are no subsidiaries of the Company other than the Issuers and the Subsidiary Guarantors. This summarized financial information has been prepared from the financial statements of the Company and the books and records maintained by the Company. The Company has conformed prior period presentation in the Combined Subsidiary Guarantor designation, due to the issuance of the Notes.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2017
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$617,036	$355,796	$—	$972,832
Other real estate investments	—	—	5,192	—	5,192
Cash and cash equivalents	—	35,066	—	—	35,066
Accounts and other receivables	—	7,470	1,955	—	9,425
Prepaid expenses and other assets	—	5,280	2	—	5,282
Deferred financing costs, net	—	2,260	—	—	2,260
Investment in subsidiaries	622,024	424,123	—	(1,046,147)	—
Intercompany	—	—	63,365	(63,365)	—
Total assets	$622,024	$1,091,235	$426,310	$(1,109,512)	$1,030,057
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$294,043	$—	$—	$294,043
Senior unsecured term loan, net	—	99,469	—	—	99,469
Unsecured revolving credit facility	—	—	—	—	—
Accounts payable and accrued liabilities	—	12,334	2,187	—	14,521
Dividends payable	14,048	—	—	—	14,048
Intercompany	—	63,365	—	(63,365)	—
Total liabilities	14,048	469,211	2,187	(63,365)	422,081
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,466,982 issued and outstanding as of June 30, 2017	755	—	—	—	755
Additional paid-in capital	782,073	574,384	321,761	(896,145)	782,073
Cumulative distributions in excess of earnings	(174,852)	47,640	102,362	(150,002)	(174,852)
Total equity	607,976	622,024	424,123	(1,046,147)	607,976
Total liabilities and equity	$622,024	$1,091,235	$426,310	$(1,109,512)	$1,030,057

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$527,639	$366,279	$—	$893,918
Other real estate investments	—	—	13,872	—	13,872
Cash and cash equivalents	—	7,500	—	—	7,500
Accounts and other receivables	—	3,743	2,153	—	5,896
Prepaid expenses and other assets	—	1,366	3	—	1,369
Deferred financing costs, net	—	2,803	—	—	2,803
Investment in subsidiaries	463,505	401,328	—	(864,833)	—
Intercompany	—	—	21,445	(21,445)	—
Total assets	$463,505	$944,379	$403,752	$(886,278)	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$255,294	$—	$—	$255,294
Unsecured revolving credit facility	—	95,000	—	—	95,000
Senior unsecured term loan, net	—	99,422	—	—	99,422
Accounts payable and accrued liabilities	—	9,713	2,424	—	12,137
Dividends payable	11,075	—	—	—	11,075
Intercompany	—	21,445	—	(21,445)	—
Total liabilities	11,075	480,874	2,424	(21,445)	472,928
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 64,816,350 shares issued and outstanding as of December 31, 2016	648	—	—	—	648
Additional paid-in capital	611,475	429,453	321,761	(751,214)	611,475
Cumulative distributions in excess of earnings	(159,693)	34,052	79,567	(113,619)	(159,693)
Total equity	452,430	463,505	401,328	(864,833)	452,430
Total liabilities and equity	$463,505	$944,379	$403,752	$(886,278)	$925,358

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$14,294	$14,217	$—	$28,511
Tenant reimbursements	—	1,158	1,231	—	2,389
Independent living facilities	—	—	789	—	789
Interest and other income	—	—	1,140	—	1,140
Total revenues	—	15,452	17,377	—	32,829
Expenses:
Depreciation and amortization	—	4,529	4,806	—	9,335
Interest expense	—	6,219	—	—	6,219
Loss on the extinguishment of debt	—	11,883	—	—	11,883
Property taxes	—	1,158	1,231	—	2,389
Independent living facilities	—	—	644	—	644
Impairment of real estate investment	—	—	890	—	890
General and administrative	728	2,187	62	—	2,977
Total expenses	728	25,976	7,633	—	34,337
Gain on disposition of other real estate investment	—	—	3,538	—	3,538
Income in Subsidiary	2,758	13,282	—	(16,040)	—
Net income	$2,030	$2,758	$13,282	$(16,040)	$2,030

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$8,742	$14,039	$—	$22,781
Tenant reimbursements	—	697	1,232	—	1,929
Independent living facilities	—	—	730	—	730
Interest and other income	—	—	261	—	261
Total revenues	—	9,439	16,262	—	25,701
Expenses:
Depreciation and amortization	—	2,778	5,114	—	7,892
Interest expense	—	5,434	6	—	5,440
Property taxes	—	697	1,232	—	1,929
Independent living facilities	—	—	598	—	598
General and administrative	438	1,773	—	—	2,211
Total expenses	438	10,682	6,950	—	18,070
Income in Subsidiary	8,069	9,312	—	(17,381)	—
Net income	$7,631	$8,069	$9,312	$(17,381)	$7,631

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$27,517	$28,333	$—	$55,850
Tenant reimbursements	—	2,236	2,474	—	4,710
Independent living facilities	—	—	1,582	—	1,582
Interest and other income	—	—	1,295	—	1,295
Total revenues	—	29,753	33,684	—	63,437
Expenses:
Depreciation and amortization	—	8,715	9,696	—	18,411
Interest expense	—	12,098	—	—	12,098
Loss on the extinguishment of debt	—	11,883	—	—	11,883
Property taxes	—	2,236	2,474	—	4,710
Independent living facilities	—	—	1,305	—	1,305
Impairment of real estate investment	—	—	890	—	890
General and administrative	1,277	4,028	62	—	5,367
Total expenses	1,277	38,960	14,427	—	54,664
Gain on disposition of other real estate investment	—	—	3,538	—	3,538
Income in Subsidiary	13,588	22,795	—	(36,383)	—
Net income	$12,311	$13,588	$22,795	$(36,383)	$12,311

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$15,639	$28,039	$—	$43,678
Tenant reimbursements	—	1,263	2,463	—	3,726
Independent living facilities	—	—	1,411	—	1,411
Interest and other income	—	—	515	—	515
Total revenues	—	16,902	32,428	—	49,330
Expenses:
Depreciation and amortization	—	4,924	10,261	—	15,185
Interest expense	—	10,806	495	—	11,301
Loss on extinguishment of debt	—	—	326	—	326
Property taxes	—	1,263	2,463	—	3,726
Independent living facilities	—	—	1,218	—	1,218
General and administrative	871	3,504	66	—	4,441
Total expenses	871	20,497	14,829	—	36,197
Income in Subsidiary	14,004	17,599	—	(31,603)	—
Net income	$13,133	$14,004	$17,599	$(31,603)	$13,133

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(141)	$10,517	$34,525	$—	$44,901
Cash flows from investing activities:
Acquisitions of real estate	—	(96,641)	—	—	(96,641)
Improvements to real estate	—	(556)	(42)	—	(598)
Purchases of equipment, furniture and fixtures	—	(169)	(64)	—	(233)
Escrow deposit for acquisition of real estate	—	(4,335)	—	—	(4,335)
Sale of other real estate investment	—	—	7,500	—	7,500
Distribution from subsidiary	24,497	—	—	(24,497)	—
Intercompany financing	(169,478)	41,919	—	127,559	—
Net cash (used in) provided by investing activities	(144,981)	(59,782)	7,394	103,062	(94,307)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,485	—	—	—	170,485
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—	—	300,000
Borrowings under unsecured revolving credit facility	—	63,000	—	—	63,000
Payments on senior unsecured notes payable	—	(267,639)	—	—	(267,639)
Payments on unsecured revolving credit facility	—	(158,000)	—	—	(158,000)
Payments of deferred financing costs	—	(5,511)	—	—	(5,511)
Net-settle adjustment on restricted stock	(866)	—	—	—	(866)
Dividends paid on common stock	(24,497)	—	—	—	(24,497)
Distribution to Parent	—	(24,497)	—	24,497	—
Intercompany financing	—	169,478	(41,919)	(127,559)	—
Net cash provided by (used in) financing activities	145,122	76,831	(41,919)	(103,062)	76,972
Net increase in cash and cash equivalents	—	27,566	—	—	27,566
Cash and cash equivalents beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents end of period	$—	$35,066	$—	$—	$35,066

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$466	$396	$27,251	$—	$28,113
Cash flows from investing activities:
Acquisitions of real estate	—	(144,149)	—	—	(144,149)
Improvements to real estate	—	(56)	(114)	—	(170)
Purchases of equipment, furniture and fixtures	—	(31)	(58)	—	(89)
Distribution from subsidiary	17,548	—	—	(17,548)	—
Intercompany financing	(105,840)	(67,943)	—	173,783	—
Net cash used in investing activities	(88,292)	(212,179)	(172)	156,235	(144,408)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	105,889	—	—	—	105,889
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	100,000
Borrowings under unsecured revolving credit facility	—	115,000	—	—	115,000
Payments on unsecured revolving credit facility	—	(92,000)	—	—	(92,000)
Payments on the mortgage notes payable	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,332)	—	—	(1,332)
Net-settle adjustment on restricted stock	(515)	—	—	—	(515)
Dividends paid on common stock	(17,548)	—	—	—	(17,548)
Distribution to Parent	—	(17,548)	—	17,548	—
Intercompany financing	—	105,840	67,943	(173,783)	—
Net cash provided by (used in) financing activities	87,826	209,960	(27,079)	(156,235)	114,472
Net decrease in cash and cash equivalents	—	(1,823)	—	—	(1,823)
Cash and cash equivalents beginning of period	—	11,467	—	—	11,467
Cash and cash equivalents end of period	$—	$9,644	$—	$—	$9,644

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
In July 2017, the Company acquired three properties in three different transactions, comprising one ALF and two SNFs for approximately $15.5 million, which includes estimated capitalized acquisition costs. These acquisitions generate initial annual cash rents of approximately $1.4 million.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off (as defined below); (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them and the ability and willingness of the Ensign Group, Inc. (“Ensign”) to meet and/or perform its other contractual arrangements that it entered into with us in connection with the Spin-Off, and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT, Inc. (“CareTrust REIT”, the “Company”, “we”, “our”, or “us”) is a self-administered, publicly-traded REIT engaged in the ownership, acquisition and leasing of seniors housing and healthcare-related properties. CareTrust REIT was formed on October 29, 2013, as a wholly owned subsidiary of Ensign with the intent to hold substantially all of Ensign’s real estate business. On June 1, 2014, Ensign completed the separation of its real estate business into a separate and independent publicly-traded company by distributing all the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. As of June 30, 2017, we owned and leased to independent operators, including Ensign, 161 skilled nursing (“SNFs”), SNF Campuses, assisted living (“ALFs”) and independent living (“ILFs”) facilities which had a total of 15,894 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of June 30, 2017, we also had two other real estate investments, consisting of $5.2 million of preferred equity investments.
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

Recent Transactions

At-The-Market Offering of Common Stock

In May 2017, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). Under this ATM Program, during the three months ended June 30, 2017, we sold approximately 3.4 million shares of common stock at an average price of $18.82 per share for approximately $63.9 million in gross proceeds. During the six months ended June 30, 2017, we sold approximately 10.6 million shares of common stock at an average price of $16.43 for $173.8 million in gross proceeds. At June 30, 2017, we had approximately $236.1 million available for future issuances under the ATM Program. At the time the ATM Program commenced, our at-the-market equity offering program entered into during 2016, which had been substantially depleted, was permanently discontinued.

Offering of Senior Unsecured Notes
In May 2017, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp., completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025. We used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of our 5.875% Senior Notes due 2021, including payment of the redemption price and all accrued and unpaid interest thereon, and used the remaining portion of the net proceeds of the offering to pay borrowings outstanding under our senior unsecured revolving credit facility. See “Liquidity and Capital Resources-Indebtedness” for further information.

Recent Acquisitions

From January 1, 2017 through July 31, 2017, we acquired 14 properties in various transactions, comprising four ALFs and ten SNFs for approximately $106.7 million, which include actual and estimated capitalized acquisition costs. These acquisitions generate initial annual cash rents of approximately $9.8 million and an initial blended yield of approximately 9.2%. See Note 3, Real Estate Investments, Net, and Note 13, Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.

Lease Amendment

On March 21, 2017, we entered into a third lease amendment with affiliates of Pristine Senior Living, LLC (“Pristine”) and a second guaranty amendment with Pristine, its sole principal and one of its subsidiaries. Under the third lease amendment, we initiated, and partially pre-fund from time to time, a landlord-managed impound account from which we pay certain property taxes and franchise permit fees related to the properties Pristine net leases from us, and into which Pristine makes scheduled deposits. We were also granted security interests in the membership interests of Pristine and its subsidiaries as additional collateral securing the performance of the tenant’s obligations under the Pristine master lease. Under the second guaranty amendment, a Pristine subsidiary was added as an additional guarantor (together with Pristine and its sole principal) of the tenants’ obligations under the Pristine master lease.

During the quarter, we approved Pristine’s entry into multiple contracts to sell excess bed rights related to several of the properties Pristine net leases from us. The sales under these contracts are anticipated to close by March 31, 2018, and are expected to generate gross sale proceeds of approximately $3.1 million. Under most of these contracts, the buyers have irrevocably funded into escrow amounts sufficient to pay the franchise permit fees otherwise payable by Pristine with respect to the excess bed rights under contract beginning July 1, 2017. From that date, the disposition of these excess bed rights is expected to result in annual franchise permit fee expense reductions of approximately $1.0 million for Pristine. The net proceeds received from the sale of the excess bed rights will be paid to us, with a portion equivalent to the sum of all past franchise permit fees paid by Pristine on account of the sold excess bed rights to be applied against the net remaining impound amounts pre-funded by us, if any, and the balance to be retained by us. In addition, during the quarter we approved the relinquishment of a small number of unsalable excess bed rights related to some of the properties Pristine net leases from us. This relinquishment has resulted in additional annual franchise permit fee expense reductions of approximately $0.3 million for Pristine beginning July 1, 2017.
As of June 30, 2017, our net pre-fundings to the impound account totaled approximately $3.0 million, and we expect that our net pre-fundings will peak in August 2017 as the various tax obligations scheduled to be paid from the impound account become due. Consistent with our practices, we obtain monthly financial and operational information from Pristine that we review to monitor the ability of Pristine and its affiliates to meet their obligations to us under the Pristine master lease and related guaranties. While we permitted Pristine and its affiliates to defer their scheduled impound deposits due for June and July 2017, based on information we have received we expect that Pristine and its affiliates will be able to satisfy their rental payment obligations to us under the Pristine master lease as amended.
Results of Operations
Operating Results
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2017	2016
	(dollars in thousands)
Revenues:
Rental income	$28,511	$22,781	$5,730	25%
Tenant reimbursements	2,389	1,929	460	24%
Independent living facilities	789	730	59	8%
Interest and other income	1,140	261	879	337%
Expenses:
Depreciation and amortization	9,335	7,892	1,443	18%
Interest expense	6,219	5,440	779	14%
Loss on the extinguishment of debt	11,883	—	11,883	*
Property taxes	2,389	1,929	460	24%
Independent living facilities	644	598	46	8%
Impairment of real estate investment	890	—	890	*
General and administrative	2,977	2,211	766	35%
* Not meaningful

Rental income. Rental income was $28.5 million for the three months ended June 30, 2017 compared to $22.8 million for the three months ended June 30, 2016. The $5.7 million or 25% increase in rental income is primarily due to $5.4 million from investments made after April 1, 2016 and $0.3 million from increases in rental rates for our existing tenants.
Independent living facilities. Revenues from our three ILFs that we own and operate were $789,000 for the three months ended June 30, 2017 compared to $730,000 for the three months ended June 30, 2016. The $59,000 or 8% increase was primarily due to increased occupancy at these facilities and a higher average rental rate per unit. Expenses were $644,000 for the three months ended June 30, 2017 compared to $598,000 for the three months ended June 30, 2016. The $46,000 or 8% increase was primarily due to the increased occupancy.

Interest and other income. Interest and other income increased $879,000 for the three months ended June 30, 2017 to $1.1 million compared to $261,000 for the three months ended June 30, 2016. The increase was due to $0.7 million of net interest income related to the disposition in May 2017 of one preferred equity investment and $0.2 million of interest income from two preferred equity investments that closed in July and September 2016.
Depreciation and amortization. Depreciation and amortization expense increased $1.4 million or 18% for the three months ended June 30, 2017 to $9.3 million compared to $7.9 million for the three months ended June 30, 2016. The $1.4 million increase in depreciation and amortization was due to new investments made after April 1, 2016.
Interest expense. Interest expense increased $0.8 million or 14% for the three months ended June 30, 2017 to $6.2 million compared to $5.4 million for the three months ended June 30, 2016. The increase was due primarily to the fourteen days during the three months ended June 30, 2017 when both our $300.0 million 5.25% Senior Notes due 2025 and our $260.0 million 5.875% Senior Notes due 2021 were outstanding.
Loss on the extinguishment of debt. Included in the loss on the extinguishment of debt is the redemption price at 102.938% of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption of our 5.875% Senior Notes due 2021 that was completed during the three months ended June 30, 2017.
Impairment of real estate investment. In April 2017, we and Ensign mutually determined that La Villa Rehab & Healthcare Center had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa Rehab & Healthcare Center. Additionally, we have agreed with Ensign that the licensed beds will be transferred to another facility included in the Ensign Master Leases.
General and administrative expense. General and administrative expense increased $0.8 million or 35% for the three months ended June 30, 2017 to $3.0 million compared to $2.2 million for the three months ended June 30, 2016. The $0.8 million increase is primarily related to higher cash wages of $0.4 million, amortization of stock-based compensation of $0.2 million and legal fees of $0.1 million.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2017	2016
	(dollars in thousands)
Revenues:
Rental income	$55,850	$43,678	$12,172	28%
Tenant reimbursements	4,710	3,726	984	26%
Independent living facilities	1,582	1,411	171	12%
Interest and other income	1,295	515	780	151%
Expenses:
Depreciation and amortization	18,411	15,185	3,226	21%
Interest expense	12,098	11,301	797	7%
Loss on the extinguishment of debt	11,883	326	11,557	*
Property taxes	4,710	3,726	984	26%
Independent living facilities	1,305	1,218	87	7%
Impairment of real estate investment	890	—	890	*
General and administrative	5,367	4,441	926	21%
* Not meaningful

Rental income. Rental income was $55.9 million for the six months ended June 30, 2017 compared to $43.7 million for the six months ended June 30, 2016. The $12.2 million or 28% increase in rental income is primarily due to $11.7 million from investments made after January 1, 2016 and $0.5 million from increases in rental rates for our existing tenants.

Independent living facilities. Revenues from our three ILFs that we own and operate were $1.6 million for the six months ended June 30, 2017 compared to $1.4 million for the six months ended June 30, 2016. The $171,000 or 12% increase was primarily due to increased occupancy at these facilities and a higher average rental rate per unit. Expenses were $1.3 million for the six months ended June 30, 2017 compared to $1.2 million for the six months ended June 30, 2016. The $87,000 or 7% increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income increased $0.8 million for the six months ended June 30, 2017 to $1.3 million compared to $515,000 for the six months ended June 30, 2016. The increase was due to $0.5 million of net interest income related to the disposition in May 2017 of one preferred equity investment and $0.3 million of interest income from two preferred equity investments that closed in July and September 2016.
Depreciation and amortization. Depreciation and amortization expense increased $3.2 million or 21% for the six months ended June 30, 2017 to $18.4 million compared to $15.2 million for the six months ended June 30, 2016. The $3.2 million increase in depreciation and amortization was due to new investments made after January 1, 2016.
Interest expense. Interest expense increased $0.8 million or 7% for the six months ended June 30, 2017 to $12.1 million compared to $11.3 million for the six months ended June 30, 2016. The net increase was due primarily to the fourteen days during the three months ended June 30, 2017 when both our $300.0 million 5.25% Senior Notes due 2025 and our $260.0 million 5.875% Senior Notes due 2021 were outstanding.
Loss on the extinguishment of debt. Included in the loss on the extinguishment of debt is the redemption price at 102.938% of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption of our 5.875% Senior Notes due 2021 that was completed during the six months ended June 30, 2017 and a $0.3 million write-off of deferred financing fees in 2016 associated with the payoff and termination of the GECC Loan.
Impairment of real estate investments. In April 2017, we and Ensign mutually determined that La Villa Rehab & Healthcare Center had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa Rehab & Healthcare Center. Additionally, we have agreed with Ensign that the licensed beds will be transferred to another facility included in the Ensign Master Leases.
General and administrative expense. General and administrative expense increased $0.9 million for the six months ended June 30, 2017 to $5.4 million compared to $4.4 million for the six months ended June 30, 2016. The $0.9 million increase is primarily related to higher cash wages of $0.4 million, amortization of stock-based compensation of $0.3 million and legal fees of $0.2 million.

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

During the six months ended June 30, 2017, we sold approximately 10.6 million shares of common stock at an average price of $16.43 per share for $173.8 million in gross proceeds before $2.4 million of commissions paid to the sales agents. At June 30, 2017, we had approximately $236.1 million available for future issuances under the ATM Program. As of June 30, 2017, there were no amounts outstanding under the Credit Facility. See Note 6, Debt, and Note 7, Equity, in the Notes to Condensed Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows, and the availability under our ATM Program and Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.
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
We have filed an automatic shelf registration statement with the SEC that expires in May 2020, which will allow us to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$44,901	$28,113
Net cash used in investing activities	(94,307)	(144,408)
Net cash provided by financing activities	76,972	114,472
Net increase (decrease) in cash and cash equivalents	27,566	(1,823)
Cash and cash equivalents at beginning of period	7,500	11,467
Cash and cash equivalents at end of period	$35,066	$9,644
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash provided by operating activities for the six months ended June 30, 2017 was $44.9 million compared to $28.1 million for the six months ended June 30, 2016, an increase of $16.8 million. The increase was primarily due to an increase in noncash income and expenses of $17.5 million, partially reduced by a $0.8 million decrease in net income.
Net cash used in investing activities for the six months ended June 30, 2017 was $94.3 million compared to $144.4 million for the six months ended June 30, 2016, a decrease of $50.1 million. The decrease was primarily the result of a $47.5 million decrease in acquisitions and a $7.5 million sale of other real estate investment, partially offset by an increase of $4.3 million of escrow deposits for acquisitions of real estate, $0.4 million improvement to real estate and $0.1 million of purchases of furniture, fixtures and equipment.
Net cash provided by financing activities for the six months ended June 30, 2017 was $77.0 million compared to $114.4 million for the six months ended June 30, 2016, a decrease of $37.4 million. This decrease was due to increased repayments of debt of $238.6 million, an increase in dividends paid of $6.9 million, increased payments of deferred financing fees of $4.2 million and $0.4 million of net-settle adjustments on restricted stock, partially offset by greater borrowings of debt in the amount of $148.0 million and an increase in net proceeds of $64.6 million from common stock offerings.

Indebtedness
Senior Unsecured Notes
On May 10, 2017, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. We used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of our 5.875% Senior Notes due 2021, including payment of the redemption price of 102.938% and all accrued and unpaid interest thereon. We used the remaining portion of the net proceeds of the offering to pay borrowings outstanding under our senior unsecured revolving credit facility. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
The Issuers may redeem the Notes any time before June 1, 2020 at a redemption price of 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make-whole” premium described in the indenture governing the Notes and, at any time on or after June 1, 2020, at the redemption prices set forth in the indenture. At any time on or before June 1, 2020, up to 40% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings if at least 60% of the originally issued aggregate principal amount of the Notes remains outstanding. In such case, the redemption price will be equal to 105.25% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, to, but not including the redemption date. If certain changes of control of CareTrust REIT occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
The indenture contains customary covenants such as limiting the ability of CareTrust REIT and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. The indenture also requires CareTrust REIT and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of June 30, 2017, we were in compliance with all applicable financial covenants under the indenture.
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
On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Credit Facility were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan”) was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Credit Facility continues to mature on August 5, 2019, and includes two six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate our secured mortgage indebtedness with General Electric Capital Corporation (the “GECC Loan”).
As of June 30, 2017, there were no amounts outstanding under the Credit Facility.
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
As of June 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$426,000	$15,750	$31,500	$31,500	$347,250
Senior unsecured term loan (2)	118,007	2,956	6,449	6,440	102,162
Unsecured revolving credit facility (3)	2,125	931	1,194	—	—
Operating lease	364	135	229	—	—
Total	$546,496	$19,772	$39,372	$37,940	$449,412

(1)	Amounts include interest payments of $126.0 million.

(2)	Amounts include interest payments of $18.0 million.

(3)	The unsecured revolving credit facility includes payments related to the unused credit facility fee.
Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign under eight master leases (“Ensign Master Leases”), the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-

net master leases, the tenants also have the option to request capital expenditure funding that would also be subject to a corresponding rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 7, 2017, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of June 30, 2017, we had a $100.0 million Term Loan outstanding and no amounts outstanding under the Credit Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased $0.5 million for the six months ended June 30, 2017.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exhange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company and its subsidiaries are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, but none of the Company or any of its subsidiaries is, and none of their respective properties are, the subject of any material legal proceedings. Claims and lawsuits may include matters involving general or professional liability asserted against our tenants, which are the responsibility of our tenants and for which the Company is entitled to be indemnified by its tenants under the insurance and indemnification provisions in the applicable leases.

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2017, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the second quarter ended June 30, 2017 are as follows:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
April 1 - April 30, 2017	—	$—
May 1 - May 31, 2017	15,338	$18.25
June 1 - June 30, 2017	31,623	$18.54
Total	46,961	$18.45

Item 6. Exhibits.

Exhibit Number	Description of the Document

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

4.4
Indenture, dated as of May 24, 2017, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 24, 2017, is incorporated herein by reference).

4.5
First Supplemental Indenture, dated as of May 24, 2017, to the Indenture dated as of May 24, 2017, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 24, 2017, is incorporated herein by reference).

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

CareTrust REIT, Inc.
August 2, 2017	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

August 2, 2017	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)