Form 10-Q
period 2017-09-30
CareTrust REIT, Inc.
filed 2017-11-08
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 7, 2017, there were 75,922,760 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Real estate investments, net	$1,089,089	$893,918
Other real estate investments	5,368	13,872
Cash and cash equivalents	14,808	7,500
Accounts and other receivables	12,961	5,896
Prepaid expenses and other assets	1,803	1,369
Deferred financing costs, net	1,989	2,803
Total assets	$1,126,018	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$294,221	$255,294
Senior unsecured term loan, net	99,493	99,422
Unsecured revolving credit facility	95,000	95,000
Accounts payable and accrued liabilities	17,382	12,137
Dividends payable	14,046	11,075
Total liabilities	520,142	472,928
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,472,682 and 64,816,350 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	755	648
Additional paid-in capital	782,707	611,475
Cumulative distributions in excess of earnings	(177,586)	(159,693)
Total equity	605,876	452,430
Total liabilities and equity	$1,126,018	$925,358
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$29,404	$24,179	$85,254	$67,857
Tenant reimbursements	2,543	2,089	7,253	5,815
Independent living facilities	825	766	2,407	2,177
Interest and other income	176	72	1,471	587
Total revenues	32,948	27,106	96,385	76,436
Expenses:
Depreciation and amortization	9,745	8,248	28,156	23,433
Interest expense	5,592	5,743	17,690	17,044
Loss on the extinguishment of debt	—	—	11,883	326
Property taxes	2,543	2,089	7,253	5,815
Independent living facilities	698	708	2,003	1,926
Impairment of real estate investment	—	—	890	—
Acquisition costs	—	203	—	203
General and administrative	3,059	2,283	8,426	6,724
Total expenses	21,637	19,274	76,301	55,471
Other income:
Gain on disposition of other real estate investment	—	—	3,538	—
Net income	$11,311	$7,832	$23,622	$20,965
Earnings per common share:
Basic	$0.15	$0.13	$0.33	$0.38
Diluted	$0.15	$0.13	$0.33	$0.38
Weighted-average number of common shares:
Basic	75,471	57,595	71,693	54,403
Diluted	75,471	57,595	71,693	54,403
Dividends declared per common share	$0.185	$0.17	$0.555	$0.51
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2015	47,664,742	$477	$410,217	$(148,406)	$262,288
Issuance of common stock, net	17,023,824	170	200,228	—	200,398
Vesting of restricted common stock, net of shares withheld for employee taxes	127,784	1	(516)	—	(515)
Amortization of stock-based compensation	—	—	1,546	—	1,546
Common dividends ($0.68 per share)	—	—	—	(40,640)	(40,640)
Net income	—	—	—	29,353	29,353
Balance at December 31, 2016	64,816,350	648	611,475	(159,693)	452,430
Issuance of common stock, net	10,573,089	106	170,308	—	170,414
Vesting of restricted common stock, net of shares withheld for employee taxes	83,243	1	(868)	—	(867)
Amortization of stock-based compensation	—	—	1,792	—	1,792
Common dividends ($0.555 per share)	—	—	—	(41,515)	(41,515)
Net income	—	—	—	23,622	23,622
Balance at September 30, 2017	75,472,682	$755	$782,707	$(177,586)	$605,876
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,622	$20,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	28,168	23,444
Amortization of deferred financing costs	1,615	1,678
Loss on extinguishment of debt	11,883	326
Amortization of stock-based compensation	1,792	1,207
Straight-line rental income	(117)	(78)
Non-cash interest income	(496)	(587)
Interest income distribution from other real estate investment	1,500	—
Impairment of real estate investment	890	—
Change in operating assets and liabilities:
Accounts and other receivables	(6,948)	(3,246)
Prepaid expenses and other assets	(182)	3
Accounts payable and accrued liabilities	5,206	5,801
Net cash provided by operating activities	66,933	49,513
Cash flows from investing activities:
Acquisitions of real estate	(222,463)	(185,284)
Improvements to real estate	(621)	(258)
Purchases of equipment, furniture and fixtures	(359)	(139)
Preferred equity investments	—	(4,531)
Sale of other real estate investment	7,500	—
Escrow deposits for acquisition of real estate	(1,000)	(1,000)
Net cash used in investing activities	(216,943)	(191,212)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,414	108,395
Proceeds from the issuance of senior unsecured notes payable	300,000	—
Proceeds from the issuance of senior unsecured term loan	—	100,000
Borrowings under unsecured revolving credit facility	158,000	150,000
Payments on senior unsecured notes payable	(267,639)	—
Payments on unsecured revolving credit facility	(158,000)	(92,000)
Payments on the mortgage notes payable	—	(95,022)
Payments of deferred financing costs	(6,047)	(1,352)
Net-settle adjustment on restricted stock	(866)	(515)
Dividends paid on common stock	(38,544)	(27,396)
Net cash provided by financing activities	157,318	142,110
Net increase in cash and cash equivalents	7,308	411
Cash and cash equivalents, beginning of period	7,500	11,467
Cash and cash equivalents, end of period	$14,808	$11,878
Supplemental disclosures of cash flow information:
Interest paid	$19,349	$12,173
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$2,971	$2,169
Application of escrow deposit to acquisition of real estate	$700	$1,250
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2017, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 171 skilled nursing, skilled nursing campuses, assisted living and independent living facilities consisting of 16,795 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities consisting of 264 units located in Texas and Utah. As of September 30, 2017, the Company also had two other real estate investments, consisting of $5.4 million of preferred equity investments.

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
Reclassifications—Prior period results reflect reclassifications, for comparative purposes, in the Company’s condensed consolidated financial statements, including a $0.3 million write-off of deferred financing costs reclassified from interest expense to loss on extinguishment of debt in the condensed consolidated income statement for the nine months ended September 30, 2016. These reclassifications have not changed the results of operations of prior periods.
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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Amortization of deferred financing costs is classified as interest expense in the Company’s condensed consolidated income statements. Accumulated amortization of deferred financing costs was $2.7 million and $4.2 million as of September 30, 2017 and December 31, 2016, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three and nine months ended September 30, 2017 and 2016, such tenant reimbursement revenues consisted of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including payment history, the operations, the asset type and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. The Company reserved contractual cash rent of $0.5 million as of September 30, 2017 and had no reserves at December 31, 2016.
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
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $0.7 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on the Company’s owned properties. See Note 11, Concentration of Risk, for a discussion of major operator concentration.

On March 21, 2017, the Company entered into a third lease amendment with affiliates of Pristine Senior Living, LLC (“Pristine”). Under the third lease amendment, the Company partially pre-funded a landlord-managed impound account into which Pristine would deposit, as additional rent, and from which the Company would pay to the appropriate taxing authorities and agencies, certain property taxes and franchise permit fees related to the properties that Pristine net leases from the Company.  At June 30, 2017, the net pre-fundings by the Company totaled $3.0 million.  During the three months ended September 30, 2017, Pristine was allowed to defer a portion of the contractual additional rent amounts required under the third lease amendment, as well as a portion of September’s base rent.  At September 30, 2017, accounts and other receivables included deferred rent related to the Company’s net pre-fundings for property and franchise permit fees of approximately $5.3 million and deferred September 2017 rent of $0.8 million.  On November 2, 2017, the Company entered into a fourth amendment to the master lease (“Pristine Amendment”) with Pristine.  Under the Pristine Amendment, Pristine has agreed to repay all of these deferred rent amounts over time with interest.  See Note 13, Subsequent Events for further discussion.
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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the ASC. ASC 606 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of its new revenue recognition standard by one year. The standard will be effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Entities can use either a full retrospective or modified retrospective method to adopt the ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. The Company has elected the modified retrospective approach.

The Company continues to evaluate the potential effect that the adoption of ASC 606 will have on the Company’s consolidated financial statements and disclosures. Based on review of the Company’s revenue streams from independent living

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

facilities, the Company’s consolidated financial statements include revenues generated through services provided to residents of independent living facilities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities, such as meals, transportation and activities. While these revenue streams are subject to the application of Topic 606, the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. Therefore, revenue recognition under the new revenue recognition ASU is expected to be similar to the recognition pattern under existing accounting standards. During the nine months ended September 30, 2017, the Company recognized $2.4 million of revenue from its independent living facilities. In addition, the Company is monitoring specific developments for the senior living industry and evaluating potential changes to its business processes, systems, and controls to support the recognition and disclosure under the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations for which it is the lessee. As of September 30, 2017, the remaining contractual payments under the Company’s lease agreements aggregated $0.3 million. Additionally, ASC 842 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASC 842, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the nine months ended September 30, 2017, the Company did not capitalize any allocated payroll costs. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of the modified retrospective transition method. The Company continues to assess the potential effect that the adoption of ASC 842 will have on the Company’s consolidated financial statements; however, the Company expects that its tenant recoveries will be separated into lease and non-lease components. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, insurance), will be accounted for under ASC 842. Tenant recoveries that qualify as non-lease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, will be accounted for under the new revenue recognition ASC 606 upon adoption of the new lease ASC 842 on January 1, 2019 for any new lease or any modified lease.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”) that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of September 30, 2017 and December 31, 2016, the Company did not have any restricted cash. The Company does not believe that there will be an impact upon its consolidated financial statements upon adoption.

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

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), that simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. ASU 2016-09 allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (current method) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. Under current guidance, nonforfeitable dividends paid on share-based payment awards that are not expected to vest are recognized as additional compensation cost.  The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements. The Company has elected to account for forfeitures when they occur.

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize the Company’s investment in owned properties as of September 30, 2017 and December 31, 2016 (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	September 30, 2017	December 31, 2016
Land	$128,815	$110,648
Buildings and improvements	1,004,347	875,567
Integral equipment, furniture and fixtures	74,234	64,120
Identified intangible assets	2,382	1,914
Escrowed cash for acquisitions	65,638	—
Real estate investments	1,275,416	1,052,249
Accumulated depreciation	(186,327)	(158,331)
Real estate investments, net	$1,089,089	$893,918
As of September 30, 2017, 92 of the Company’s 174 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of September 30, 2017, annualized revenues from the Ensign Master Leases were $57.7 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of September 30, 2017, 79 of the Company’s 174 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of September 30, 2017 are the independent living facilities that the Company owns and operates.
Escrowed cash for acquisitions represents cash in escrow for three asset acquisitions that closed on October 1, 2017. See further discussion in Note 13, Subsequent Events.
The Company has only two identified intangible assets which relate to a below-market ground lease and five acquired operating leases. The ground lease has a remaining term of 81 years.
As of September 30, 2017, the Company’s total future minimum rental revenues for all of its tenants were (dollars in thousands):

Year	Amount
Remaining 2017	$30,729
2018	122,973
2019	121,069
2020	119,743
2021	119,743
Thereafter	1,055,628
$1,569,885

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:
Premier Senior Living, LLC
In February 2017, the Company acquired two assisted living and memory care facilities with 96 beds in the Milwaukee metropolitan area for $26.1 million, which includes capitalized acquisition costs. In connection with the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
In July 2017, the Company acquired a skilled nursing facility with 99 beds in Eldorado, Illinois for $3.7 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with affiliates of WLC Management Firm, LLC. The amended lease has a remaining initial term of approximately 14 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $0.4 million.
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
Cascadia Healthcare, LLC
In May 2017, the Company acquired a skilled nursing facility with 119 units in Nampa, Idaho valued at $6.5 million, which includes capitalized acquisition costs. This facility acquisition was part of a three-skilled nursing facility portfolio acquisition that was completed in the third quarter of 2017. The remaining two skilled nursing facilities with 129 units in Oregon and Washington were valued at $4.9 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Cascadia Healthcare, LLC. The amended lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $1.1 million.
In September 2017, the Company acquired three skilled nursing facilities with 236 beds in Idaho for $29.8 million, which includes capitalized acquisition costs. The acquisition is a part of a staged seven-facility portfolio transaction that was completed in October 2017. See further discussion in Note 13, Subsequent Events. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Cascadia Healthcare, LLC. The amended lease has a remaining initial term of approximately 13.5 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $2.7 million.

OnPointe Health, LLC
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

Prelude Homes & Services, LLC
In July 2017, the Company acquired an assisted living and memory care facility with 30 units in White Bear Lake, Minnesota for $7.8 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with affiliates of Prelude Homes & Services, LLC. The amended lease has a remaining initial term of approximately 12.5 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $0.6 million.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Priority Management Group, LLC
In September 2017, the Company acquired a three facility 405-bed skilled nursing portfolio in the greater Dallas-Fort Worth, Texas area for $20.3 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Priority Management Group, LLC. The amended lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $1.9 million.

Impairment of Real Estate Investment
During the nine months ended September 30, 2017, the Company recorded an impairment loss of $0.9 million related to its investment in La Villa Rehab & Healthcare Center (“La Villa”). In April 2017, the Company and Ensign mutually determined that La Villa had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and the Company transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. Additionally, the Company and Ensign agreed that the licensed beds will be transferred to another facility included in the Ensign Master Leases.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yielded 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado constructed on a five-acre site. In connection with its investment, CareTrust REIT obtained an option to purchase the Arvada development at a fixed-formula price upon stabilization, with an initial lease yield of at least 8.0%. The project was completed at the end of the second quarter of 2016 and began lease-up in the third quarter of 2016. In May 2017, the property was sold to a third party. In connection with the sale, the Company received back in cash its initial investment of $7.5 million, a cumulative contractual preferred return of $2.5 million, and an additional cash payment of $3.5 million that was not included with the original agreement, which the Company recognized as a gain on the sale of other real estate investment during the nine months ended September 30, 2017. The Company also recognized interest income of $1.0 million during the nine months ended September 30, 2017, which included a previously unrecognized preferred return of $0.5 million related to prior periods.

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed during the first quarter of 2018.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed by early 2018.
During the three months ended September 30, 2017 and 2016, the Company recognized $0.2 million and $0.1 million, respectively, in interest income of which none was received in cash from its preferred equity investments. During the nine months ended September 30, 2017 and 2016, the Company recognized $1.5 million and $0.6 million, respectively, in interest income of which $975,000 and none respectively, was received in cash from its preferred equity investments. Any unpaid amounts were added to the outstanding carrying values of the preferred equity investments.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 using Level 2 inputs for the senior unsecured notes payable, and Level 3 inputs for all other financial instruments, is as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,368	$5,241	$12,031	$13,872	$14,289
Financial liabilities:
Senior unsecured notes payable	$300,000	$294,221	$309,750	$260,000	$255,294	$265,850
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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2017 and December 31, 2016 (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	September 30, 2017			December 31, 2016
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(5,779)	$294,221	$260,000	$(4,706)	$255,294
Senior unsecured term loan	100,000	(507)	99,493	100,000	(578)	99,422
Unsecured revolving credit facility	95,000	—	95,000	95,000	—	95,000
	$495,000	$(6,286)	$488,714	$455,000	$(5,284)	$449,716
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
As of September 30, 2017, the Company was in compliance with all applicable financial covenants under the indenture.

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
As of September 30, 2017, there was $95.0 million outstanding under the Credit Facility.
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
As of September 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the three months ended September 30, 2017, the Company incurred $5.6 million of interest expense. Included in interest expense was $0.5 million of amortization of deferred financing costs. During the three months ended

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

September 30, 2016, the Company incurred $5.7 million of interest expense. Included in interest expense was $0.6 million of amortization of deferred financing costs. During the nine months ended September 30, 2017, the Company incurred $17.7 million of interest expense. Included in interest expense was $1.6 million of amortization of deferred financing costs. During the nine months ended September 30, 2016, the Company incurred $17.0 million of interest expense. Included in interest expense was $1.7 million of amortization of deferred financing costs. As of September 30, 2017 and December 31, 2016, the Company’s interest payable was $5.6 million and $1.3 million, respectively.
Loss on the Extinguishment of Debt
During the nine months ended September 30, 2017, the loss on the extinguishment of debt included the redemption price, stated at 102.938%, of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption of the Company’s 5.875% Senior Notes due 2021. During the nine months ended September 30, 2016, the loss on the extinguishment of debt included a $0.3 million write-off of deferred financing costs associated with the payoff of the GECC Loan.

7. EQUITY
Common Stock
At-The-Market Offering—During the second quarter of 2017, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). At the time the ATM Program commenced in May 2017, the Company’s at-the-market equity offering program entered into during 2016, which had been substantially depleted, was permanently discontinued. As of September 30, 2017, the Company had approximately $236.1 million available for future issuances under the ATM Program.
The following table summarizes the ATM Program activity for 2017 (shares and dollars in thousands):

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	Total
Number of shares	7,175	3,399	—	10,574
Average sales price per share	$15.31	$18.82	$—	$16.43
Gross proceeds	$109,813	$63,947	$—	$173,760

Dividends on Common Stock—During the first quarter of 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on April 14, 2017 to common stockholders of record as of March 31, 2017. During the second quarter of 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on July 14, 2017 to common stockholders of record as of June 30, 2017. During the third quarter of 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on October 13, 2017 to common stockholders of record as of September 29, 2017.

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
Restricted Stock Awards — In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the three months ended September 30, 2017, 5,960 shares vested or were forfeited. As of September 30, 2017, there were 20,360 unvested restricted stock awards outstanding.

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
In July 2017, the Compensation Committee of the Company's Board of Directors granted 20,766 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $18.30 per share, based on the market price of the Company's common stock on that date, and the shares vest in full on the earlier to occur of June 30, 2018 or when the Company holds its 2018 Annual Meeting.
During the three months ended September 30, 2017 and 2016, the Company recognized $0.7 million and $0.3 million of stock-based compensation expense, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized $1.8 million and $1.2 million of stock-based compensation expense, respectively. As of September 30, 2017, there was $4.5 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2017 and 2016, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$11,311	$7,832	$23,622	$20,965
Less: Net income allocated to participating securities	(83)	(58)	(277)	(205)
Numerator for basic and diluted earnings available to common stockholders	$11,228	$7,774	$23,345	$20,760
Denominator:
Weighted-average basic common shares outstanding	75,471	57,595	71,693	54,403
Weighted-average diluted common shares outstanding	75,471	57,595	71,693	54,403

Earnings per common share, basic	$0.15	$0.13	$0.33	$0.38
Earnings per common share, diluted	$0.15	$0.13	$0.33	$0.38
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and nine months ended September 30, 2017 and 2016, as their inclusion would have been anti-dilutive.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

11. CONCENTRATION OF RISK
Major operator concentrations – As of September 30, 2017, Ensign leased 92 skilled nursing, assisted living and independent living facilities which had a total of 9,754 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. See further discussion in Note 3, Real Estate Investments, Net.
Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at Ensign’s website http://www.ensigngroup.net.
Additionally, on October 1, 2015, the Company acquired the Liberty Healthcare Portfolio, a 14 facility skilled nursing and assisted living portfolio in Ohio, for $176.5 million inclusive of transaction costs and leased such facilities to subsidiaries of Pristine. The Company has now leased 16 facilities to subsidiaries of Pristine pursuant to a triple-net master lease entered into effective as of October 1, 2015, which has an initial term of 15 years, two five-year renewal options and no purchase options. As of September 30, 2017, the annual revenues from the Pristine master lease are $18.6 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 3.0%, and (2) the prior year’s rent. The Pristine master lease is guaranteed by Pristine, one of its subsidiaries, and its sole principal. On November 2, 2017, the Company entered into the Pristine Amendment with Pristine. Under the Pristine Amendment, the Company agreed that seven facilities selected by the Company (the “Transitioned Facilities”) would be transferred to a new operator or operators designated by the Company in its sole and absolute discretion. See further discussion in Note 13, Subsequent Events.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2017
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$738,013	$351,076	$—	$1,089,089
Other real estate investments	—	—	5,368	—	5,368
Cash and cash equivalents	—	14,808	—	—	14,808
Accounts and other receivables	—	10,114	2,847	—	12,961
Prepaid expenses and other assets	—	1,801	2	—	1,803
Deferred financing costs, net	—	1,989	—	—	1,989
Investment in subsidiaries	619,922	434,113	—	(1,054,035)	—
Intercompany	—	—	77,972	(77,972)	—
Total assets	$619,922	$1,200,838	$437,265	$(1,132,007)	$1,126,018
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$294,221	$—	$—	$294,221
Senior unsecured term loan, net	—	99,493	—	—	99,493
Unsecured revolving credit facility	—	95,000	—	—	95,000
Accounts payable and accrued liabilities	—	14,230	3,152	—	17,382
Dividends payable	14,046	—	—	—	14,046
Intercompany	—	77,972	—	(77,972)	—
Total liabilities	14,046	580,916	3,152	(77,972)	520,142
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,472,682 shares issued and outstanding as of September 30, 2017	755	—	—	—	755
Additional paid-in capital	782,707	560,299	321,761	(882,060)	782,707
Cumulative distributions in excess of earnings	(177,586)	59,623	112,352	(171,975)	(177,586)
Total equity	605,876	619,922	434,113	(1,054,035)	605,876
Total liabilities and equity	$619,922	$1,200,838	$437,265	$(1,132,007)	$1,126,018

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$527,639	$366,279	$—	$893,918
Other real estate investments	—	—	13,872	—	13,872
Cash and cash equivalents	—	7,500	—	—	7,500
Accounts and other receivables	—	3,743	2,153	—	5,896
Prepaid expenses and other assets	—	1,366	3	—	1,369
Deferred financing costs, net	—	2,803	—	—	2,803
Investment in subsidiaries	463,505	401,328	—	(864,833)	—
Intercompany	—	—	21,445	(21,445)	—
Total assets	$463,505	$944,379	$403,752	$(886,278)	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$255,294	$—	$—	$255,294
Senior unsecured term loan, net	—	99,422	—	—	99,422
Unsecured revolving credit facility	—	95,000	—	—	95,000
Accounts payable and accrued liabilities	—	9,713	2,424	—	12,137
Dividends payable	11,075	—	—	—	11,075
Intercompany	—	21,445	—	(21,445)	—
Total liabilities	11,075	480,874	2,424	(21,445)	472,928
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 64,816,350 shares issued and outstanding as of December 31, 2016	648	—	—	—	648
Additional paid-in capital	611,475	429,453	321,761	(751,214)	611,475
Cumulative distributions in excess of earnings	(159,693)	34,052	79,567	(113,619)	(159,693)
Total equity	452,430	463,505	401,328	(864,833)	452,430
Total liabilities and equity	$463,505	$944,379	$403,752	$(886,278)	$925,358

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$14,987	$14,417	$—	$29,404
Tenant reimbursements	—	1,341	1,202	—	2,543
Independent living facilities	—	—	825	—	825
Interest and other income	—	—	176	—	176
Total revenues	—	16,328	16,620	—	32,948
Expenses:
Depreciation and amortization	—	5,014	4,731	—	9,745
Interest expense	—	5,592	—	—	5,592
Property taxes	—	1,341	1,202	—	2,543
Independent living facilities	—	—	698	—	698
General and administrative	671	2,388	—	—	3,059
Total expenses	671	14,335	6,631	—	21,637
Income in Subsidiary	11,982	9,989	—	(21,971)	—
Net income	$11,311	$11,982	$9,989	$(21,971)	$11,311

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$10,063	$14,116	$—	$24,179
Tenant reimbursements	—	875	1,214	—	2,089
Independent living facilities	—	—	766	—	766
Interest and other income	—	—	72	—	72
Total revenues	—	10,938	16,168	—	27,106
Expenses:
Depreciation and amortization	—	3,194	5,054	—	8,248
Interest expense	—	5,742	1	—	5,743
Property taxes	—	875	1,214	—	2,089
Independent living facilities	—	—	708	—	708
Acquisition costs	—	203	—	—	203
General and administrative	410	1,873	—	—	2,283
Total expenses	410	11,887	6,977	—	19,274
Income in Subsidiary	8,242	9,191	—	(17,433)	—
Net income	$7,832	$8,242	$9,191	$(17,433)	$7,832

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$42,503	$42,751	$—	$85,254
Tenant reimbursements	—	3,577	3,676	—	7,253
Independent living facilities	—	—	2,407	—	2,407
Interest and other income	—	—	1,471	—	1,471
Total revenues	—	46,080	50,305	—	96,385
Expenses:
Depreciation and amortization	—	13,730	14,426	—	28,156
Interest expense	—	17,690	—	—	17,690
Loss on the extinguishment of debt	—	11,883	—	—	11,883
Property taxes	—	3,577	3,676	—	7,253
Independent living facilities	—	—	2,003	—	2,003
Impairment of real estate investment	—	—	890	—	890
General and administrative	1,948	6,416	62	—	8,426
Total expenses	1,948	53,296	21,057	—	76,301
Gain on disposition of other real estate investment	—	—	3,538	—	3,538
Income in Subsidiary	25,570	32,786	—	(58,356)	—
Net income	$23,622	$25,570	$32,786	$(58,356)	$23,622

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$25,702	$42,155	$—	$67,857
Tenant reimbursements	—	2,138	3,677	—	5,815
Independent living facilities	—	—	2,177	—	2,177
Interest and other income	—	—	587	—	587
Total revenues	—	27,840	48,596	—	76,436
Expenses:
Depreciation and amortization	—	8,118	15,315	—	23,433
Interest expense	—	16,548	496	—	17,044
Loss on the extinguishment of debt	—	—	326	—	326
Property taxes	—	2,138	3,677	—	5,815
Acquisition costs	—	203	—	—	203
Independent living facilities	—	—	1,926	—	1,926
General and administrative	1,281	5,377	66	—	6,724
Total expenses	1,281	32,384	21,806	—	55,471
Income in Subsidiary	22,246	26,790	—	(49,036)	—
Net income	$20,965	$22,246	$26,790	$(49,036)	$20,965

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(157)	$17,946	$49,144	$—	$66,933
Cash flows from investing activities:
Acquisitions of real estate	—	(222,463)	—	—	(222,463)
Improvements to real estate	—	(571)	(50)	—	(621)
Purchases of equipment, furniture and fixtures	—	(292)	(67)	—	(359)
Escrow deposit for acquisition of real estate	—	(1,000)	—	—	(1,000)
Sale of other real estate investment	—	—	7,500	—	7,500
Distribution from subsidiary	38,544	—	—	(38,544)	—
Intercompany financing	(169,391)	56,527	—	112,864	—
Net cash (used in) provided by investing activities	(130,847)	(167,799)	7,383	74,320	(216,943)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,414	—	—	—	170,414
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—	—	300,000
Borrowings under unsecured revolving credit facility	—	158,000	—	—	158,000
Payments on senior unsecured notes payable	—	(267,639)	—	—	(267,639)
Payments on unsecured revolving credit facility	—	(158,000)	—	—	(158,000)
Payments of deferred financing costs	—	(6,047)	—	—	(6,047)
Net-settle adjustment on restricted stock	(866)	—	—	—	(866)
Dividends paid on common stock	(38,544)	—	—	—	(38,544)
Distribution to Parent	—	(38,544)	—	38,544	—
Intercompany financing	—	169,391	(56,527)	(112,864)	—
Net cash provided by (used in) financing activities	131,004	157,161	(56,527)	(74,320)	157,318
Net increase in cash and cash equivalents	—	7,308	—	—	7,308
Cash and cash equivalents beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents end of period	$—	$14,808	$—	$—	$14,808

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(73)	$8,332	$41,254	$—	$49,513
Cash flows from investing activities:
Acquisitions of real estate	—	(185,284)	—	—	(185,284)
Improvements to real estate	—	(56)	(202)	—	(258)
Purchases of equipment, furniture and fixtures	—	(70)	(69)	—	(139)
Preferred equity investments	—	—	(4,531)	—	(4,531)
Escrow deposit for acquisition of real estate	—	(1,000)	—	—	(1,000)
Distribution from subsidiary	27,396	—	—	(27,396)	—
Intercompany financing	(107,807)	(58,570)	—	166,377	—
Net cash used in investing activities	(80,411)	(244,980)	(4,802)	138,981	(191,212)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	108,395	—	—	—	108,395
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	100,000
Borrowings under unsecured revolving credit facility	—	150,000	—	—	150,000
Payments on unsecured revolving credit facility	—	(92,000)	—	—	(92,000)
Payments on the mortgage notes payable	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,352)	—	—	(1,352)
Net-settle adjustment on restricted stock	(515)	—	—	—	(515)
Dividends paid on common stock	(27,396)	—	—	—	(27,396)
Distribution to Parent	—	(27,396)	—	27,396	—
Intercompany financing	—	107,807	58,570	(166,377)	—
Net cash provided by (used in) financing activities	80,484	237,059	(36,452)	(138,981)	142,110
Net increase in cash and cash equivalents	—	411	—	—	411
Cash and cash equivalents beginning of period	—	11,467	—	—	11,467
Cash and cash equivalents end of period	$—	$11,878	$—	$—	$11,878

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Investments
In October 2017, the Company acquired 13 properties in three different transactions, comprising three assisted living facilities and ten skilled nursing facilities for approximately $135.0 million, which includes estimated capitalized acquisition costs. These acquisitions will generate initial annual cash rents of approximately $12.0 million. Additionally, the Company provided a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, at an annual interest rate of 9%.

Lease Amendments

Pristine Amendment. On November 2, 2017 (the “Pristine Amendment Date”), the Company entered into the Pristine Amendment with affiliates of Pristine. Under the Pristine Amendment, the Company agreed that seven Transitioned Facilities selected by the Company would be transferred to a new operator or operators designated by the Company in its sole and absolute discretion. Pursuant to the Pristine Amendment, the operational transfers of the Transitioned Facilities are required to occur within nine months of the Pristine Amendment Date. The Company and Pristine have agreed to make commercially reasonable efforts to facilitate such transfers. As described below under “Trillium Amendment,” the Company concurrently entered into a third amendment to the master lease (the “Trillium Amendment”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”) to lease the Transitioned Facilities to affiliates of Trillium. The Trillium Amendment and the operational transfers of the Transitioned Facilities are currently expected to become effective on December 1, 2017 (such date, the “Transition Effective Date”).

Until the Transition Effective Date, Pristine will continue to operate all of the Transitioned Facilities, as well as the facilities it is retaining under the amended Pristine master lease, and will pay an adjusted base rent and additional rent thereon. Commencing on October 1, 2017, initial base rent under the amended Pristine master lease is $15.6 million per annum, payable in equal monthly installments; provided, however, that effective as of the Transition Date, annual base rent will be reduced by $6.5 million. Commencing on March 1, 2018, annual base rent will increase to $16.0 million (or $9.5 million if the Transitioned Facilities have been previously transferred), and commencing on July 1, 2018, and assuming the Transitioned Facilities have been transferred, annual base rent will be $9.8 million.  Beginning on July 1, 2019 and increasing annually thereafter, annual base rent will increase by the greater of (i) 2% or (ii) the adjusted CPI increase not to exceed 3%.

  Under a prior lease amendment, Pristine is required to make scheduled deposits as additional rent into a landlord-managed impound account from which the Company pays certain property taxes and franchise permit fees related to the properties Pristine net leases from the Company. Under the Pristine Amendment, Pristine is scheduled to pay the Company an additional $0.3 million on November 15, 2017 and an additional $0.2 million on December 11, 2017. On or about December 15, 2017, the Company would then make an additional advance to the impound account bringing the total outstanding balance to approximately $6.0 million in deferred rent, and pay therefrom all property taxes and franchise permit fees due with respect to all of the properties Pristine net leases from the Company through September 30, 2017. In addition, on or before February 10, 2018 Pristine will deposit into the impound account its full prorata share of the incurred but unpaid property taxes and franchise permit fees for the Transitioned Facilities attributable to the period from October 1, 2017 to the Transition Effective Date, and assuming that the operational transfers of the Transitioned Facilities become effective on December 1, 2017 as expected, Trillium will deposit into the impound account its prorata share thereof for the period from the Transition Effective Date through December 31, 2017, and the Company will forward the same to the taxing authorities. Thereafter, both Pristine and Trillium will be responsible for paying property taxes and franchise permit fees related to the properties they respectively net lease from the Company directly to the applicable taxing authorities.

Under the Pristine Amendment, Pristine has agreed to repay the total outstanding balance of the deferred rent in the impound account, plus the portion of the September 2017 base rent the Company allowed Pristine to defer, totaling $0.8 million, over time with interest. Beginning on October 15, 2018 and continuing monthly thereafter, Pristine will pay as additional rent $0.1 million per month, with any outstanding balance due in full on January 15, 2023. The outstanding balance on the rent deferral will incur interest charges at a rate of 6.25% per annum.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Trillium Amendment.  On November 2, 2017, the Company entered into the Trillium Amendment with Trillium to lease the Transitioned Facilities to affiliates of Trillium.  Under the Trillium Amendment, on the Transition Effective Date, annual base rent will increase by approximately $6.9 million, from $4.5 million to $11.5 million.  On February 1, 2018, annual base rent will increase to $11.6 million. Following the first anniversary of the Transition Date, annual base rent will increase to $12.1 million. On February 1, 2019, annual base rent will increase to $12.2 million. Following the second anniversary of the Transition Effective Date, annual base rent will increase by the lesser of (i) the CPI increase or (ii) 3%.

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
Overview
CareTrust REIT, Inc. (“CareTrust REIT”, the “Company”, “we”, “our”, or “us”) is a self-administered, publicly-traded REIT engaged in the ownership, acquisition and leasing of seniors housing and healthcare-related properties. CareTrust REIT was formed on October 29, 2013, as a wholly owned subsidiary of Ensign with the intent to hold substantially all of Ensign’s real estate business. On June 1, 2014, Ensign completed the separation of its real estate business into a separate and independent publicly-traded company by distributing all the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the “Spin-Off”). The Spin-Off was effective from and after June 1, 2014, with shares of our common stock distributed to Ensign stockholders on June 2, 2014. As of September 30, 2017, we owned and leased to independent operators, including Ensign, 171 skilled nursing (“SNFs”), SNF Campuses, assisted living (“ALFs”) and independent living (“ILFs”) facilities which had a total of 16,795 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, Texas, Utah, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities which had a total of 264 units located in Texas and Utah. As of September 30, 2017, we also had two other real estate investments, consisting of $5.4 million of preferred equity investments.
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

Recent Transactions

At-The-Market Offering of Common Stock

In May 2017, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). At the time the ATM Program commenced, our at-the-market equity offering program entered into during 2016, which had been substantially depleted, was permanently discontinued. As of September 30, 2017, we had approximately $236.1 million available for future issuances under the ATM Program.
The following table summarizes the ATM Program activity for 2017 (shares and dollars in thousands):

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	Total
Number of shares	7,175	3,399	—	10,574
Average sales price per share	$15.31	$18.82	$—	$16.43
Gross proceeds	$109,813	$63,947	$—	$173,760

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

Recent Investments

From January 1, 2017 through November 7, 2017, we acquired 35 properties in various transactions, comprising 7 ALFs and 27 SNFs and provided a mortgage loan secured by a SNF for approximately $305.1 million, which include actual and estimated capitalized acquisition costs. These acquisitions generate initial annual cash revenues of approximately $27.6 million and an initial blended yield of approximately 9.0%. See Note 3, Real Estate Investments, Net, and Note 13, Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.

Lease Amendments

Pristine Amendment.  On November 2, 2017 (the “Pristine Amendment Date”), we entered into a fourth amendment to the master lease (“Pristine Amendment”) with affiliates of Pristine Senior Living, LLC (“Pristine”). Under the Pristine

Amendment, we agreed that certain facilities selected by us (the “Transitioned Facilities”) would be transferred to a new operator or operators designated by us in our sole and absolute discretion. Pursuant to the Pristine Amendment, the operational transfers of the Transitioned Facilities are required to occur within nine months of the Pristine Amendment Date. We and Pristine have agreed to make commercially reasonable efforts to facilitate such transfers.  As described below under “Trillium Amendment,” we concurrently entered into a third amendment to the master lease (the “Trillium Amendment”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”) to lease the Transitioned Facilities to affiliates of Trillium. The Trillium Amendment and the operational transfers of the Transitioned Facilities are currently expected to become effective on December 1, 2017 (such date, the “Transition Effective Date”). See Note 13, Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.
Trillium Amendment.  On November 2, 2017, we entered into the Trillium Amendment with Trillium to lease the Transitioned Facilities to affiliates of Trillium.  Under the Trillium Amendment, on the Transition Effective Date, annual base rent will increase by approximately $6.9 million, from $4.5 million to $11.5 million.  On February 1, 2018, annual base rent will increase to $11.6 million. Following the first anniversary of the Transition Date, annual base rent will increase to $12.1 million. On February 1, 2019, annual base rent will increase to $12.2 million. Following the second anniversary of the Transition Effective Date, annual base rent will increase by the lesser of (i) the CPI increase or (ii) 3%. See Note 13, Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations
Operating Results
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2017	2016
	(dollars in thousands)
Revenues:
Rental income	$29,404	$24,179	$5,225	22%
Tenant reimbursements	2,543	2,089	454	22%
Independent living facilities	825	766	59	8%
Interest and other income	176	72	104	144%
Expenses:
Depreciation and amortization	9,745	8,248	1,497	18%
Interest expense	5,592	5,743	(151)	(3)%
Property taxes	2,543	2,089	454	22%
Independent living facilities	698	708	(10)	(1)%
Acquisition costs	—	203	(203)	*
General and administrative	3,059	2,283	776	34%
* Not meaningful

Rental income. Rental income was $29.4 million for the three months ended September 30, 2017 compared to $24.2 million for the three months ended September 30, 2016. The $5.2 million or 22% increase in rental income is primarily due to $5.2 million from investments made after July 1, 2016 and $0.5 million from increases in rental rates for our existing tenants, offset by a $0.5 million reserve on rental income.
Independent living facilities. Revenues from our three ILFs that we own and operate increased $0.1 million or 8% to $0.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was primarily due to increased occupancy at these facilities. Expenses remained consistent at $0.7 million for the three months ended September 30, 2017 and 2016.
Interest and other income. Interest and other income increased $0.1 million for the three months ended September 30, 2017 to $0.2 million compared to $0.1 million for the three months ended September 30, 2016. The increase was due to a preferred equity investment that closed in September 2016.

Depreciation and amortization. Depreciation and amortization expense increased $1.5 million or 18% for the three months ended September 30, 2017 to $9.7 million compared to $8.2 million for the three months ended September 30, 2016, due to new investments made after July 1, 2016.
Interest expense. Interest expense decreased $0.1 million or 3% for the three months ended September 30, 2017 to $5.6 million compared to $5.7 million for the three months ended September 30, 2016. The decrease was primarily due to the lower outstanding balance on our unsecured revolving credit facility of $0.4 million, partially offset by higher interest rates on our floating rate debt primarily related to our senior unsecured term loan in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
General and administrative expense. General and administrative expense increased $0.8 million or 34% for the three months ended September 30, 2017 to $3.1 million compared to $2.3 million for the three months ended September 30, 2016. The increase is primarily related to higher cash wages of $0.4 million due to increase staffing, amortization of stock-based compensation of $0.3 million and $0.1 million in fees associated with a potential acquisition that was not pursued during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2017	2016
	(dollars in thousands)
Revenues:
Rental income	$85,254	$67,857	$17,397	26%
Tenant reimbursements	7,253	5,815	1,438	25%
Independent living facilities	2,407	2,177	230	11%
Interest and other income	1,471	587	884	151%
Expenses:
Depreciation and amortization	28,156	23,433	4,723	20%
Interest expense	17,690	17,044	646	4%
Loss on the extinguishment of debt	11,883	326	11,557	*
Property taxes	7,253	5,815	1,438	25%
Independent living facilities	2,003	1,926	77	4%
Impairment of real estate investment	890	—	890	*
Acquisition costs	—	203	(203)	*
General and administrative	8,426	6,724	1,702	25%
* Not meaningful

Rental income. Rental income was $85.3 million for the nine months ended September 30, 2017 compared to $67.9 million for the nine months ended September 30, 2016. The $17.4 million or 26% increase in rental income is primarily due to $16.5 million from investments made after January 1, 2016 and $1.4 million from increases in rental rates for our existing tenants, partially reduced by a $0.5 million reserve on rental income.
Independent living facilities. Revenues from our three ILFs that we own and operate were $2.4 million for the nine months ended September 30, 2017 compared to $2.2 million for the nine months ended September 30, 2016. The $0.2 million or 11% increase was primarily due to increased occupancy at these facilities and a higher average rental rate per unit. Expenses were $2.0 million for the nine months ended September 30, 2017 compared to $1.9 million for the nine months ended September 30, 2016. The $0.1 million or 4% increase was primarily due to the increased occupancy.
Interest and other income. Interest and other income increased $0.9 million for the nine months ended September 30, 2017 to $1.5 million compared to $0.6 million for the nine months ended September 30, 2016. The increase was due to $0.5 million of net interest income related to the disposition in May 2017 of one preferred equity investment and $0.4 million of interest income from two preferred equity investments that closed in July and September 2016.
Depreciation and amortization. Depreciation and amortization expense increased $4.7 million or 20% for the nine months ended September 30, 2017 to $28.2 million compared to $23.4 million for the nine months ended September 30, 2016, due to new investments made after January 1, 2016.

Interest expense. Interest expense increased $0.7 million or 4% for the nine months ended September 30, 2017 to $17.7 million compared to $17.0 million for the nine months ended September 30, 2016. The net increase was due primarily to the fourteen days during the nine months ended September 30, 2017 when both our $300.0 million 5.25% Senior Notes due 2025 and our $260.0 million 5.875% Senior Notes due 2021 were outstanding and higher interest rates on our floating rate debt primarily related to our senior unsecured term loan, offset by a decrease due to the lower outstanding balance on our unsecured revolving credit facility.
Loss on the extinguishment of debt. Included in the loss on the extinguishment of debt is the redemption price at 102.938% of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption of our 5.875% Senior Notes due 2021 that was completed during the nine months ended September 30, 2017 and a $0.3 million write-off of deferred financing fees during the nine months ended September 30, 2016 associated with the payoff and termination of the GECC Loan.
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
General and administrative expense. General and administrative expense increased $1.7 million or 25% for the nine months ended September 30, 2017 to $8.4 million compared to $6.7 million for the nine months ended September 30, 2016. The increase is primarily related to higher cash wages of $0.9 million, amortization of stock-based compensation of $0.6 million and legal fees of $0.2 million.

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

During the nine months ended September 30, 2017, we sold approximately 10.6 million shares of common stock under our ATM Program in effect during 2017 at an average price of $16.43 per share for $173.8 million in gross proceeds before $2.4 million of commissions paid to the sales agents. At September 30, 2017, we had approximately $236.1 million available for future issuances under the ATM Program. As of September 30, 2017, there was $95.0 million outstanding under the Credit Facility. See Note 6, Debt, and Note 7, Equity, in the Notes to Condensed Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows, and the availability under our ATM Program and Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for at least the next twelve months.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$66,933	$49,513
Net cash used in investing activities	(216,943)	(191,212)
Net cash provided by financing activities	157,318	142,110
Net increase in cash and cash equivalents	7,308	411
Cash and cash equivalents, beginning of period	7,500	11,467
Cash and cash equivalents, end of period	$14,808	$11,878
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net cash provided by operating activities for the nine months ended September 30, 2017 was $66.9 million compared to $49.5 million for the nine months ended September 30, 2016, an increase of $17.4 million. The increase was primarily due to an increase in noncash income and expenses of $19.2 million and a $2.6 million increase in net income, offset by a $4.4 million change in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2017 was $216.9 million compared to $191.2 million for the nine months ended September 30, 2016, an increase of $25.7 million. The increase was primarily the result of a $37.2 million increase in acquisitions, $0.3 million improvement to real estate and $0.2 million of purchases of furniture, fixtures and equipment, partially offset by a decrease of $7.5 million for the sale of other real estate investment and $4.5 million in preferred equity investments.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $157.3 million compared to $142.1 million for the nine months ended September 30, 2016, an increase of $15.2 million. This increase was primarily due to greater borrowings of debt in the amount of $208.0 million and an increase in net proceeds of $62.0 million from common stock offerings, partially offset by increased repayments of debt of $238.6 million, an increase in dividends paid of $11.1 million, increased payments of deferred financing fees of $4.7 million and $0.4 million of net-settlement adjustments on restricted stock.

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
As of September 30, 2017, we were in compliance with all applicable financial covenants under the indenture.
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
As of September 30, 2017, there was $95.0 million outstanding under the Credit Facility.
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
As of September 30, 2017, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$426,000	$15,750	$31,500	$31,500	$347,250
Senior unsecured term loan (2)	117,243	3,229	6,467	6,458	101,089
Unsecured revolving credit facility (3)	101,729	3,649	98,080	—	—
Operating lease	331	136	195	—	—
Total	$645,303	$22,764	$136,242	$37,958	$448,339

(1)	Amounts include interest payments of $126.0 million.

(2)	Amounts include interest payments of $17.2 million.

(3)	The unsecured revolving credit facility includes payments related to the unused credit facility fee.

Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign under eight master leases (“Ensign Master Leases”), the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, the tenants also have the option to request capital expenditure funding that would also be subject to a corresponding rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 7, 2017, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of September 30, 2017, we had a $100.0 million Term Loan outstanding and there was $95.0 million outstanding under the Credit Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased approximately $0.9 million for the nine months ended September 30, 2017.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

On November 2, 2017, we entered into the Pristine Amendment with affiliates of Pristine pursuant to which we agreed that seven facilities selected by us would be transferred to a new operator or operators designated by us in our sole and absolute discretion. See Note 13, Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Pristine Amendment which is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description of the Document

2.1
Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

3.2	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

*10.1	Fourth Amendment to Master Lease, dated as of November 2, 2017, by and among CTR Partnership, L.P. and the entities party thereto as tenants and guarantors.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
November 8, 2017	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

November 8, 2017	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)