Form 10-K
period 2017-12-31
CareTrust REIT, Inc.
filed 2018-02-27
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.4 billion.
As of February 26, 2018, there were 76,138,202 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2017, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off (as defined below); (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them and the ability and willingness of the Ensign Group, Inc. (“Ensign”) to meet and/or perform its other contractual arrangements that it entered into with us in connection with the Spin-Off and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
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
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of December 31, 2017, CareTrust REIT’s real estate portfolio consisted of 185 skilled nursing facilities (“SNFs”), Multi-Service Campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). Of these properties, 92 are leased to Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) that have cross default provisions and are all guaranteed by Ensign. As of December 31, 2017, the 92 facilities leased to Ensign had a total of 9,698 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 93 remaining leased facilities had a total of 8,366 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, New Mexico, North Carolina, Oregon, Texas, Virginia, Washington and Wisconsin. We also own and operate three ILFs which had a total of 264 units located in Texas and Utah. As of December 31, 2017, the Company also had other real estate investments consisting of $5.5 million for two preferred equity investments and a mortgage loan receivable of $12.4 million.
From January 1, 2017 through February 27, 2018, we acquired 36 facilities in various transactions, comprising 7 ALFs and 29 SNFs and provided a mortgage loan secured by a SNF for approximately $315.6 million, which includes actual and estimated capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $27.4 million and an initial blended yield of approximately 9.0%.
We operate as a REIT that invests in income-producing healthcare-related properties. We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio, which primarily consists of SNFs, Multi-Service Campuses, ALFs and ILFs, by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes.
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
Our Industry
The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. We believe this evolution has led to a number of favorable improvements in the industry, as described below:

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

•
Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities as of December 2016, as compared with over 16,700 facilities as of December 2000. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

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

Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types:

•
Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2017, our portfolio included 146 SNFs, 16 of which include assisted or independent living operations which we refer to as Multi-Service Campuses.

•
Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2017, our portfolio included 38 ALFs, some of which also contain independent living units.

•
Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. As of December 31, 2017, our portfolio of four ILFs includes one that is operated by Ensign and three that are operated by us.

Our portfolio of SNFs, ALFs and ILFs is broadly diversified by geographic location throughout the United States, with concentrations in Texas, California, and Ohio. Our properties are grouped into four categories: (1) SNFs - these are properties that are comprised exclusively of SNFs; (2) Multi-Service Campuses - these are properties that include a combination of SNFs and ALFs or ILFs or both; (3) ALFs and ILFs - these are properties that include ALFs or ILFs, or a combination of the two; and (4) ILFs operated by CareTrust REIT - these are ILFs operated by subsidiaries of CareTrust REIT, unlike the other properties, which are leased to third-party operators.
Significant Master Leases
We have leased 92 of our properties to subsidiaries of Ensign pursuant to the Ensign Master Leases, which consist of eight triple-net leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography. The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At the option of Ensign, each Ensign Master Lease may be extended for up to either two or three five year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the Ensign Master Lease. The rent is a fixed component that was initially set near the time of the Spin-Off. The annual revenues from the Ensign Master Leases were $56.0 million during each of the first two years of the Ensign Master Leases. As of December 31, 2017, the annualized revenues from the Ensign Master Leases were $57.7 million. The Ensign Master Leases are guaranteed by Ensign.
Because we lease many of our properties to Ensign, it represents a substantial portion of our revenues, and its financial condition and ability and willingness to (i) satisfy its obligations under the Ensign Master Leases and (ii) renew those leases upon expiration of the initial base terms thereof, significantly impacts our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that Ensign has sufficient assets, income and access to financing to enable it to satisfy its obligations under the Ensign Master Leases, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that Ensign will elect to renew its lease arrangements with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on Ensign and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”
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

Properties by Type:
The following table displays the geographic distribution of our facilities by property type and the related number of beds and units available for occupancy by asset class, as of December 31, 2017. The number of beds or units that are operational may be less than the official licensed capacity.

	Total(1)		SNFs		Multi-Service Campuses		ALFs and ILFs(1)
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
TX	34	4,089	27	3,330	2	357	5	402
CA	25	2,971	19	2,201	3	495	3	275
ID	18	1,343	14	1,172	1	69	3	102
OH	16	1,488	12	945	4	543	—	—
IA	15	986	13	815	2	171	—	—
UT	12	1,259	9	911	1	221	2	127
WA	12	1,015	11	913	—	—	1	102
AZ	10	1,327	7	799	1	262	2	266
IL	7	644	7	644	—	—	—	—
CO	6	633	4	380	—	—	2	253
NE	5	366	3	220	2	146	—	—
VA	5	309	—	—	—	—	5	309
MI	4	189	—	—	—	—	4	189
FL	4	461	—	—	—	—	4	461
NV	3	304	1	92	—	—	2	212
WI	3	206	—	—	—	—	3	206
NC	2	100	—	—	—	—	2	100
MN	2	62	—	—	—	—	2	62
IN	1	162	—	—	—	—	1	162
NM	1	136	1	136	—	—	—	—
MD	1	120	—	—	—	—	1	120
GA	1	105	1	105	—	—	—	—
OR	1	53	1	53	—	—	—	—
Total	188	18,328	130	12,716	16	2,264	42	3,348

(1) ALFs and ILFs include ALFs or ILFs, or a combination of the two, operated by our tenants and three ILFs operated by us.
Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2017, 2016 and 2015. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

	Year Ended December 31,
Property Type	2017	2016	2015
Facilities Leased to Tenants: (1)
SNFs	78%	78%	77%
Multi-Service Campuses	79%	77%	76%
ALFs and ILFs	82%	85%	85%
Facilities Operated by CareTrust REIT:
ILFs	80%	76%	76%

(1)	Financial data were derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.

Property Type - Rental Income:
The following tables display the annual rental income and total beds/units for each property type leased to third-party tenants for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31, 2017
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$82,550	70%	12,716
Multi-Service Campuses	15,228	13%	2,264
ALFs and ILFs	19,855	17%	3,084
Total	$117,633	100%	18,064

	For the Year Ended December 31, 2016
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$64,963	70%	9,960
Multi-Service Campuses	14,584	16%	2,218
ALFs and ILFs	13,579	14%	2,741
Total	$93,126	100%	14,919
Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
State	Rental Income (in thousands)	Percent of Total	Rental Income (in thousands)	Percent of Total
TX	$24,072	20%	$15,183	16%
CA	20,896	18%	17,037	18%
OH	17,928	15%	18,135	20%
AZ	8,916	8%	8,679	9%
ID	6,963	6%	4,414	5%
UT	5,965	5%	5,770	6%
IA	5,471	5%	4,909	5%
WA	5,272	4%	4,803	5%
CO	4,039	3%	3,971	4%
MI	2,774	2%	1,593	2%
IL	2,653	2%	—	—%
WI	2,539	2%	444	1%
VA	1,856	2%	1,129	1%
NE	1,360	1%	1,334	1%
FL	1,061	1%	1,638	2%
NC	1,044	1%	685	1%
NV	1,010	1%	988	1%
MN	892	1%	595	1%
GA	818	1%	799	1%
IN	803	1%	649	1%
NM	662	1%	—	—%
MD	459	—%	371	—%
OR	180	—%	—	—%
Total	$117,633	100%	$93,126	100%

ILFs Operated by CareTrust REIT:
The following table displays the geographic distribution of ILFs operated by CareTrust REIT and the related number of operational units available for occupancy as of December 31, 2017. The following table also displays the average monthly revenue per occupied unit for the years ended December 31, 2017 and 2016.

			For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
State	Facilities	Units	Average Monthly Revenue Per Occupied Unit(1)	Average Monthly Revenue Per Occupied Unit(1)
TX	2	207	$1,236	$1,196
UT	1	57	1,337	1,341
Total	3	264	1,263	1,236

(1)	Average monthly revenue per occupied unit is equivalent to average effective rent per unit, as we do not offer tenants free rent or other concessions.
We view our ownership and operation of the three ILFs as complementary to our real estate business. Our goal is to provide enhanced focus on their operations to improve their financial and operating performance. The three ILFs that we own and operate as of December 31, 2017 are:

•	Lakeland Hills Independent Living, located in Dallas, Texas, with 168 units;

•	The Cottages at Golden Acres, located in Dallas, Texas, with 39 units; and

•	The Apartments at St. Joseph Villa, located in Salt Lake City, Utah, with 57 units.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs, as well as medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are located in 23 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.
Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 23 different states, with concentrations in Texas, California and Ohio. The properties in any one state do not account for more than 23% of our total beds and units as of December 31, 2017. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
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

Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 44% of our 2017 revenues, exclusive of tenant reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Ability to Identify Talented Operators. We have purchased 96 properties since the Spin-Off and have increased total rental revenue from $41.2 million for the year ended December 31, 2013, the last full fiscal year prior to the Spin-Off, to $117.6 million for the year ended December 31, 2017, which has resulted in a reduction in Ensign’s share of our rental revenues from approximately 100% for the year ended December 31, 2013 to approximately 44% for the year ended December 31, 2017, in each case exclusive of tenant reimbursements. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investment in new and/or improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.
Experienced Management Team. Gregory K. Stapley, our President and Chief Executive Officer, has extensive experience in the real estate and healthcare industries. Mr. Stapley has more than 30 years of experience in the acquisition, development and disposition of real estate including healthcare facilities and office, retail and industrial properties, including nearly 15 years at Ensign where he was instrumental in assembling the portfolio that we now lease back to Ensign. Our Chief Financial Officer, William M. Wagner, has more than 25 years of accounting and finance experience, primarily in real estate, including more than 13 years of experience working extensively for REITs. Most notably, he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company prior to joining us as our Chief Financial Officer. David M. Sedgwick, our Vice President of Operations, is a licensed nursing home administrator with more than 12 years of experience in skilled nursing operations, including turnaround operations, and trained over 100 Ensign nursing home administrators while he was Ensign’s Chief Human Capital Officer. Our executives have years of public company experience, including experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Reimbursement
Sources of revenue for Ensign and our other tenants include (and for our future tenants is expected to include), among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and health maintenance organizations. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by Ensign and our other tenants.

Increased Government Oversight of Skilled Nursing Facilities
Section 1150B of the Social Security Act requires employees of federally funded long-term care facilities to immediately report any reasonable suspicion of a crime committed against a resident of that facility. Those reports must be submitted to at least one law enforcement agency and the applicable Centers for Medicare & Medicaid Services (“CMS”) Survey Agency. Covered individuals who fail to report under Section 1150B are subject to various penalties, including civil monetary penalties of up to $300,000 and possible exclusion from participation in any Federal health care program. Medicare regulations require SNFs to establish and implement written policies to ensure the reporting of crimes that occur in federally funded SNFs in accordance with Section 1150B.
In August 2017, the U.S. Department of Health & Human Services (“HHS”) Office of Inspector General (“OIG”) issued a preliminary report regarding quality of care concerns by operators of SNFs. In its report, the OIG determined that CMS has inadequate procedures in place to ensure that incidents of potential abuse or neglect of Medicare beneficiaries residing in SNFs are identified and reported. The report was issued in connection with the OIG’s ongoing review of potential abuse and neglect of Medicare beneficiaries residing in SNFs.
As a result of the OIG report, CMS enforcement activity against SNF operators may increase, especially with regard to the reporting of potential abuse or neglect of SNF residents. If any of our tenants or their employees are found to have violated any applicable reporting requirements, they may become subject to penalties or other sanctions.
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
Compliance Process
As an operator of healthcare facilities, Ensign has a program to help it comply with various requirements of federal and private healthcare programs. In October 2013, Ensign entered into a corporate integrity agreement (the “CIA”) with the Office of the Inspector General of HHS. The CIA requires, among other things, that Ensign and its subsidiaries maintain a corporate compliance program to help comply with various requirements of federal and private healthcare programs. Although we are no longer a subsidiary of Ensign, we are subject to certain continuing obligations under Ensign’s compliance program, including certain training in Medicare and Medicaid laws for our employees, as required by the CIA.
REIT Qualification
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our manner of operation has and will enable us to continue to meet the requirements for qualification and taxation as a REIT.
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2017, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with SEC. These reports and other information filed by us may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, and other information about issuers, like us, which file electronically with the SEC. The address of that site is http://www.sec.gov. We make available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of our website at www.caretrustreit.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

ITEM 1A.	Risk Factors
Risks Related to Our Business
We are dependent on Ensign and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
As of December 31, 2017, Ensign represents $57.7 million or 44%, of our rental revenues, on an annualized run-rate basis. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that Ensign or our other tenants will have sufficient assets, income and access to financing to enable them to satisfy their payment or indemnification obligations under their leases with us. In addition, any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties. The inability or unwillingness of Ensign to meet its rent obligations under its leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Ensign to satisfy its other obligations under its leases, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the leased properties as well as Ensign’s business, financial position and results of operations. For these reasons, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Due to our dependence on rental payments from Ensign for a substantial portion of our revenues, we may be limited in our ability to enforce our rights under, or to terminate, Ensign’s leases. Failure by Ensign to comply with the terms of its leases or to comply with federal and state healthcare laws and regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease in or cessation of rental payments. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.
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
In March 2010, President Obama signed the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) into law. The passage of the Affordable Care Act resulted in comprehensive reform legislation that expanded healthcare coverage to millions of uninsured people and provided for significant changes to the U.S. healthcare system over several years. In May 2017, members of the House of Representatives approved legislation to repeal portions of the Affordable Care Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal; however, on December 22, 2017, the Tax Cuts and Jobs Act was enacted and signed into law, one part of which repealed the "individual mandate" introduced by the Affordable Care Act starting in 2019. Furthermore, on October 12, 2017, President Trump signed an Executive Order, the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. At this time, it is uncertain whether any additional healthcare reform legislation will ultimately become law and we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on our business. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, on April 1, 2014, the President signed the Protecting Access to Medicare Act of 2014, which, among other things, requires the CMS to measure, track, and publish readmission rates of SNFs by 2017 and implement a value-based purchasing program for SNFs (the “SNF VBP Program”) by October 1, 2018. The SNF VBP Program will increase Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures to be developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program will be funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. However, there is no assurance that payments made by CMS as a result of the SNF VBP Program will be sufficient to cover a facility’s costs. If Medicare reimbursement provided to our healthcare tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
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
Healthcare reimbursement will likely continue to be a significant focus for federal and state authorities in their efforts to control costs. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ costs of doing business and on the amount of reimbursement by government and other third-party payors. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants. The failure of Ensign or any of our operators and other tenants to comply with these laws, requirements and regulations could materially and adversely affect their ability to meet their financial and contractual obligations to us.
Finally, government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of the False Claims Act.
The False Claims Act provides that any person who “knowingly presents, or causes to be presented” a “false or fraudulent claim for payment or approval” to the U.S. government, or its agents and contractors, is liable for a civil penalty ranging from $5,500 to $11,000 per claim, plus three times the amount of damages sustained by the government. Under the False Claims Act’s so-called “reverse false claims,” liability also could arise for “using” a false record or statement to “conceal,” “avoid” or “decrease” an “obligation” (which can include the retention of an overpayment) “to pay or transmit money or property to the Government.” The False Claims Act also empowers and provides incentives to private citizens (commonly referred to as qui tam relator or whistleblower) to file suit on the government’s behalf. The qui tam relator’s share of the recovery can be between 15% and 25% in cases in which the government intervenes, and 25% to 30% in cases in which the government does not intervene. Notably, the Affordable Care Act amended certain jurisdictional bars to the False Claims Act, effectively narrowing the “public disclosure bar” (which generally requires that a whistleblower suit not be based on publicly disclosed information) and expanding the “original source” exception (which generally permits a whistleblower suit based on publicly disclosed information if the whistleblower is the original source of that publicly disclosed information), thus potentially broadening the field of potential whistleblowers.
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
Federal “Fraud and Abuse” Laws and Regulations. The Medicare and Medicaid anti-fraud and abuse amendments to the Social Security Act (the “Anti-Kickback Law”) make it a felony, subject to certain exceptions, to engage in illegal remuneration arrangements with vendors, physicians and other health care providers for the referral of Medicare beneficiaries or Medicaid recipients. When a violation occurs, the government may proceed criminally or civilly. If the government proceeds criminally, a violation is a felony and may result in imprisonment for up to five years, fines of up to $25,000 and mandatory exclusion from participation in all federal health care programs. If the government proceeds civilly, it may impose a civil monetary penalty of $50,000 per violation and an assessment of not more than three times the total amount of remuneration involved, and it may exclude the parties from participation in all federal health care programs. Many states have enacted similar laws to, and in some cases broader than the Anti-Kickback Law. Exclusion from these programs would have a material adverse effect on the operations and financial condition of Ensign or any of our other healthcare operators.
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
Restrictions on Referrals. The federal physician self-referral law and its implementing regulations (commonly referred to as the “Stark Law”) prohibits providers of “designated health services” from billing Medicare or Medicaid if the patient is referred by a physician (or his/her immediate family member) with a financial relationship with the entity, unless an exception applies. “Designated health services” include clinical laboratory services; physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and services; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law also prohibits the furnishing entity from submitting a claim for reimbursement or otherwise billing Medicare or any other person or entity for improperly referred designated health services.
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
We receive substantially all of our income as rent payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants have in the past, and may in the future, fail to make rent payments when due or, our tenants may declare bankruptcy.
Any tenant failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders (which could adversely affect our ability to raise capital or service our indebtedness). This risk is magnified in situations where we lease multiple properties to a single tenant, such as Ensign, as a multiple property tenant failure could reduce or eliminate rental revenue from multiple properties.
If a tenant is unable to comply with the terms of the leases, we may be forced to establish reserves for unpaid amounts due to us from the tenant, move to a cash basis method of accounting for recognizing rental revenues from the tenant or otherwise modify the lease with such tenant in ways that are unfavorable to us. For example, during the year ended December

31, 2017, we determined to recognize Pristine rental revenues on a cash basis, established a $10.4 million reserve related to Pristine’s obligation to us and amended our lease agreement with Pristine. See Note 3, “Real Estate Investments, Net” for further information. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement tenant for a healthcare property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for a property, transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, resulting in delays in receiving reimbursement, or a potential loss of a facility’s reimbursement for a period of time, which may affect our ability to successfully transition a property.
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
Our properties are located in 23 different states, with concentrations in Texas, California and Ohio. The properties in these three states accounted for approximately 22%, 16% and 8%, respectively, of the total beds and units in our portfolio, as of December 31, 2017 and approximately 20%, 18% and 15%, respectively, of our rental income for the year ended December 31, 2017. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
Our facilities located in Texas are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding, and our facilities located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These acts of nature may cause disruption to our tenants, their employees and our facilities, which could have an adverse impact on our tenants’ patients and businesses. In order to provide care for their patients, our tenants are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at the facilities. If the delivery of goods or the ability of employees to reach our facilities is interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our tenants’ businesses at those facilities. Furthermore, the impact, or impending threat, of a natural disaster may require that our tenants evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients at such facilities. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we currently cannot predict.
We pursue acquisitions of additional properties and seek other strategic opportunities in the ordinary course of our business, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.
We pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities in the ordinary course of our business. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, there is no assurance that we will fully realize the potential benefits of any past or future acquisition or strategic transaction.
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
Increased competition has resulted and may further result in lower net revenues for some of our tenants and may affect their ability to meet their financial and other contractual obligations to us.
The healthcare industry is highly competitive. The occupancy levels at, and results of operations from, our facilities are dependent on our ability and the ability of our tenants to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants face an increasingly competitive labor market for skilled management personnel and nurses. A shortage of nurses or other trained personnel or general inflationary pressures on wages may force tenants to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants to attract and retain qualified personnel could reduce the revenues of our tenants and their ability to meet their obligations to us.
Our tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. We cannot be certain that our tenants will be able to achieve occupancy and rate levels, or manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants. They may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, either of which could adversely affect their ability to meet their obligations to us, potentially decreasing our revenues, impairing our assets, and/or increasing our collection and dispute costs.
Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.

Our tenants that operate SNFs and other healthcare facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, file for a Medicare and Medicaid change of ownership (commonly referred to as a CHOW). If an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.
If we must replace any of our tenants or operators, we may have difficulty identifying replacements and we may be required to incur substantial renovation costs to make certain that our healthcare properties are suitable for other operators and tenants.

If we or our tenants terminate or do not renew the leases for our properties, we would attempt to reposition those properties with another tenant or operator. Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times tenant-specific. A new or replacement tenant to operate one or more of our healthcare facilities may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to release the space. In addition, approvals of local authorities for such modifications and/or renovations may be necessary, resulting in delays in transitioning a facility to a new tenant. These expenditures or renovations and delays could materially and adversely affect our business, financial condition or results of operations. In addition, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all.
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
Certain of our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition or development activity. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our unsecured revolving credit facility and unsecured term loan (the “Credit Facility”). This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
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
We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. Security breaches, including physical or electronic break-ins, computer viruses, malware, works, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation and have other unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will be able to issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
Prospective stockholders are urged to consult with their tax advisors with respect to the status of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.
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
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. stockholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income.  Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends, together with the recently reduced corporate tax rate (currently, 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.
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
Our funds from operations are generated primarily by rents paid under leases with our tenants, including Ensign. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid being subject to corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
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
To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. Further, for taxable years beginning after December 31, 2015, no more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” (as defined in the Code). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
We have approximately $565.0 million of indebtedness, consisting of $300.0 million representing our 5.25% Senior Notes due 2025 (the “Notes”), a $100.0 million Term Loan (as defined below) and $165.0 million outstanding on our Revolving Facility, all as of December 31, 2017. We also had $235.0 million available capacity to borrow under the Revolving Facility. Our high level of indebtedness may have the following important consequences to us. For example, it could:

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
We conduct our operations through subsidiaries and depend on our subsidiaries for the funds necessary to operate and repay our debt obligations. Each of our subsidiaries is a distinct legal entity and has no obligation, contingent or otherwise, to transfer funds to us. In addition, the ability of our subsidiaries to transfer funds to us could be restricted by the terms of subsequent financings and the indenture governing the Notes.
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

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.
If any rating agency downgrades our credit rating, or places our rating under watch or review for possible downgrade, then it may be more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock may decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We cannot assure that these credit agencies will not downgrade our credit rating in the future.
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
Our charter and bylaws and Maryland law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. As currently in effect, our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder; (2) provide that stockholders are not allowed to act by non-unanimous written consent; (3) permit the board of directors, without further action of the stockholders, to amend the charter to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series that we have the authority to issue; (4) permit the board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; (5) permit only the board of directors to amend the bylaws; (6) establish certain advance notice procedures for stockholder proposals, and provide procedures for the nomination of candidates for our board of directors; (7) provide that special meetings of stockholders may only be called by the Company or upon written request of stockholders entitled to be at the meeting; (8) provide that a director may only be removed by stockholders for cause and upon the vote of two-thirds of the outstanding shares of common stock; (9) provide for supermajority approval requirements for amending or repealing certain provisions in our charter; and (10) provide for a classified board of directors of three separate classes with staggered terms. In addition, specific anti-takeover provisions of the Maryland General Corporation Law (“MGCL”) could make it more difficult for a third party to attempt a hostile takeover. These provisions include:

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
•our ability to obtain financing as needed, including potential future equity or debt issuances;
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
Additionally, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we cannot maintain effective disclosure controls and procedures or internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.
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
Your ownership percentage in us may be diluted in the future.
From time to time in the future, we may issue additional shares of our common stock in connection with sales under our ATM Program (as defined below), other capital markets transactions or in connection with other transactions. In addition, pursuant to our CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Incentive Award Plan”), we expect to grant equity incentive awards to our officers, employees and directors in connection with their employment with or services provided to us. These issuances and awards may cause your percentage ownership in us to be diluted in the future and could have a dilutive effect on our earnings per share and reduce the value of our common stock.
In addition, while we have no specific plan to issue preferred stock, our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.
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

Except for the three ILFs that we own and operate, all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized contractual cash rental revenues under our lease agreements as of December 31, 2017 by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment	Investment	Rent	Total Rent
2019	$34,415	2.6%	$3,174	2.4%
2026	70,272	5.2%	7,501	5.7%
2027	55,929	4.2%	5,718	4.4%
2028	79,914	6.0%	7,777	5.9%
2029	114,770	8.6%	9,729	7.4%
2030	317,471	23.7%	28,200	21.5%
2031	338,386	25.2%	31,867	24.3%
2032	238,763	17.8%	23,257	17.8%
2033	64,491	4.8%	11,225	8.6%
2034	12,733	0.9%	1,135	0.9%
2035	—	—%	—	—%
2036	14,583	1.0%	1,320	1.1%
Total	$1,341,727	100.0%	$130,903	100.0%
The information set forth under “Portfolio Summary” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	Legal Proceedings

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
Equity Securities
Common Equity
Our common stock is listed on the Nasdaq Global Select Market. Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the Nasdaq Global Select Market and the dividends declared per share of common stock.

			Dividends
	High	Low	Declared
2016
First Quarter	$12.75	$9.12	$0.17
Second Quarter	$13.98	$12.44	$0.17
Third Quarter	$15.88	$13.73	$0.17
Fourth Quarter*	$15.67	$12.70	$0.17
2017
First Quarter	$16.97	$14.71	$0.185
Second Quarter	$19.86	$15.25	$0.185
Third Quarter	$19.82	$17.81	$0.185
Fourth Quarter**	$19.76	$16.59	$0.185
* We paid this dividend on January 13, 2017 to stockholders of record on December 31, 2016.
** We paid this dividend on January 16, 2018 to stockholders of record on December 29, 2017.
At February 26, 2018, we had approximately 124 stockholders of record.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2017	2016
Ordinary dividend	$0.6450	$0.5767
Non-dividend distributions	0.0950	0.1033
	$0.7400	$0.6800

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2017.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the SNL U.S. REIT Healthcare Index for the period from June 1, 2014 to December 31, 2017. Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices on June 1, 2014 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS, SNL US REIT HEALTHCARE AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
JUNE 1, 2014 - DECEMBER 31, 2017
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

$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
CTRE
S&P 500
RMS
SNL US REIT Healthcare
S&P 500 Real Estate

ITEM 6.	Selected Financial Data
The following table sets forth selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated and combined financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of the selected financial data presented below is significantly affected by our acquisitions and new investments in 2017, 2016, 2015, 2014 and 2013. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	As of or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Income statement data:
Total revenues	$132,982	$104,679	$74,951	$58,897	$48,796
Income (loss) before provision for income taxes	25,874	29,353	10,034	(8,143)	(272)
Net income (loss)	25,874	29,353	10,034	(8,143)	(395)
Income (loss) before provision for income taxes per share	0.35	0.52	0.26	(0.36)	(0.01)
Net income (loss) per share	0.35	0.52	0.26	(0.36)	(0.02)
Balance sheet data:
Total assets	$1,184,986	$925,358	$673,166	$475,140	$428,515
Senior unsecured notes payable, net	294,395	255,294	254,229	253,165	—
Senior unsecured term loan, net	99,517	99,422	—	—	—
Unsecured revolving credit facility	165,000	95,000	45,000	—	—
Secured mortgage indebtedness, net	—	—	94,676	97,608	113,740
Senior secured term loan, net	—	—	—	—	64,915
Senior secured revolving credit facility	—	—	—	—	78,701
Total equity	594,617	452,430	262,288	113,462	162,689
Other financial data:
Dividends declared per common share	$0.74	$0.68	$0.64	$6.01	$—
FFO(1)	62,275	61,483	34,109	14,853	23,023
FAD(1)	66,406	65,118	37,831	16,559	23,740

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
The following table reconciles our calculations of FFO and FAD for the five years ended December 31, 2017, 2016, 2015, 2014 and 2013 to net income, the most directly comparable financial measure according to GAAP, for the same periods:

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Net income (loss)	$25,874	$29,353	$10,034	$(8,143)	$(395)
Real estate related depreciation and amortization	39,049	31,865	24,075	22,996	23,418
Loss on sale of real estate	—	265	—	—	—
Impairment of real estate investment	890	—	—	—	—
Gain on disposition of other real estate investment	(3,538)	—	—	—	—
FFO	62,275	61,483	34,109	14,853	23,023
Amortization of deferred financing costs	2,059	2,239	2,200	1,552	699
Amortization of stock-based compensation	2,416	1,546	1,522	154	18
Straight-line rental income	(344)	(150)	—	—	—
FAD	$66,406	$65,118	$37,831	$16,559	$23,740

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the section titled “Risk Factors.” Also see “Statement Regarding Forward-Looking Statements” preceding Part I.
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview

•	Recent Transactions

•	Results of Operations

•	Liquidity and Capital Resources

•	Obligations and Commitments

•	Capital Expenditures

•	Critical Accounting Policies

•	Impact of Inflation

•	Off-Balance Sheet Arrangements
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of December 31, 2017, the 92 facilities leased to Ensign had a total of 9,698 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 93 remaining leased properties had a total of 8,366 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, New Mexico, North Carolina, Oregon, Texas, Virginia, Washington and Wisconsin. We also own and operate three ILFs which had a total of 264 units located in Texas and Utah. As of December 31, 2017, we also had other real estate investments consisting of $5.5 million for two preferred equity investments and a mortgage loan receivable of $12.4 million.
Recent Transactions

At-The-Market Offering of Common Stock

In May 2017, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). At the time the ATM Program commenced, our existing at-the-market equity offering program entered into during 2016 (the “Prior ATM Program”), which had been substantially depleted, was permanently discontinued. As of December 31, 2017, we had approximately $236.1 million available for future issuances under the ATM Program.
The following table summarizes the ATM Program and Prior ATM Program activity for 2017 (shares and dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total
Number of shares	7,175	3,399	—	—	10,574
Average sales price per share	$15.31	$18.82	$—	$—	$16.43
Gross proceeds	$109,813	$63,947	$—	$—	$173,760

Offering of Senior Unsecured Notes
In May 2017, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp., completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025. We used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of our existing 5.875% Senior Notes due 2021, including payment of the redemption price and all accrued and unpaid interest thereon, and used the remaining portion of the net proceeds of the offering of the Notes to pay borrowings outstanding under our senior unsecured revolving credit facility. In connection to this transaction, we recorded a loss on the extinguishment of debt of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption. See “Liquidity and Capital Resources-Indebtedness” for further information.

Recent Investments

From January 1, 2017 through February 27, 2018, we acquired 36 properties in various transactions, comprising 7 ALFs and 29 SNFs, and provided a mortgage loan secured by a SNF for approximately $315.6 million, which includes actual and estimated capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $27.4 million and an initial blended yield of approximately 9.0%. See Note 3, Real Estate Investments, Net, and Note 4, Other Real Estate Investments in the Notes to Consolidated Financial Statements for additional information.

Lease Amendments and Related Agreements

Pristine Amendment. On November 2, 2017 (the “Pristine Amendment Date”), we entered into a fourth amendment to the master lease (the “Pristine Amendment”) with affiliates of Pristine Senior Living, LLC (“Pristine”). Under the Pristine Amendment, we agreed that seven facilities selected by us (the “Transitioned Facilities”) would be transferred to a new operator or operators designated by us in our sole and absolute discretion. As described below under “Trillium Amendment,” we concurrently entered into a third amendment to the master lease (the “Trillium Amendment”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”) to lease the Transitioned Facilities to affiliates of Trillium. The Trillium Amendment and the operational transfers of the Transitioned Facilities became effective on December 1, 2017 (such date, the “Transition Effective Date”).

Pursuant to the Pristine Amendment, commencing on October 1, 2017, initial base rent under the Pristine master lease, as amended (as amended, the “Lease”) was $15.6 million per annum, payable in equal monthly installments. On the Transition Effective Date, annual base rent was reduced by $6.5 million. Commencing on March 1, 2018, annual base rent will increase to $9.5 million. Commencing on July 1, 2018 annual base rent would increase to $9.8 million, and beginning on July 1, 2019 and increasing annually thereafter, annual base rent would increase by the greater of (i) 2% or (ii) the adjusted CPI increase not to exceed 3%.
Under the Lease, Pristine is required to make scheduled deposits as additional rent into a landlord-managed impound account from which we pay certain property taxes and franchise permit fees related to the properties now and previously net leased by Pristine. Under the Pristine Amendment, Pristine deposited into the impound account an additional $0.3 million in November 2017 and an additional $0.2 million in December 2017, and in December 2017 we made a scheduled additional advance of $1.0 million to the impound account, bringing the total outstanding balance to approximately $6.4 million in deferred rent. We then used impound funds deposited both by Pristine and us to pay franchise permit fees due with respect to the facilities retained by Pristine under the Lease (the “Retained Facilities”) and the Transitioned Facilities for the period July 1, 2017 through September 30, 2017, which were due in December 2017.
Pristine agreed to repay the total outstanding balance of the deferred rent in the impound account, plus the portion of the September 2017 base rent that we allowed Pristine to defer, totaling $0.8 million, over time with interest. These scheduled payments of additional rent in the amount of $0.1 million per month would be made beginning on October 15, 2018 and continuing monthly thereafter, with any outstanding balance due in full on January 15, 2023. The outstanding balance on the rent deferral would incur interest charges at a rate of 6.25% per annum.
Under the Pristine Amendment, Pristine remains obligated to pay certain additional obligations related to the operation of the Transitioned Facilities prior to the Transition Effective Date which were not yet due as of the Transition Effective Date, including depositing into the impound account its full prorata share of the incurred but unpaid property taxes and franchise permit fees for the Transitioned Facilities attributable to the period from October 1, 2017 to the Transition Effective Date, as well as ongoing obligations with respect to the Retained Facilities. Although Pristine has paid $4.4 million of the $4.9 million in base rent due from the execution of the Pristine Amendment through the date hereof, Pristine has only paid $0.5 million of the $2.8 million in additional payments due under the Lease for the same period.

Accordingly, on February 27, 2018 (the “LTA Effective Date”) we entered into a Lease Termination Agreement (the “LTA”) with Pristine under which Pristine and its affiliates will surrender the Retained Facilities to an operator or operators designated by us in our sole and absolute discretion, in transactions similar to those effected in December 2017. Pursuant to the LTA, the operational transfers of the Retained Facilities are to occur within 180 days of the LTA Effective Date, and we have agreed with Pristine to make commercially reasonable efforts to facilitate such transfers. Until the date or dates upon which such operational transfers occur (each an “LTA Transition Date”), Pristine will continue to operate the Retained Facilities, and will collect revenues, pay payroll and other current operating expenses, pay the scheduled base rent and, to the extent of funds available, will pay additional rent thereon. We will continue to fund the impound account as needed to meet current real property tax and franchise permit fee liabilities accruing, if any, through the LTA Transition Date(s). In addition, we have determined that we will (i) recognize Pristine rental revenues on a cash basis, and (ii) reserve all outstanding obligations of Pristine to us consisting of $6.3 million in property tax reimbursements and advances of 2016 and 2017 franchise permit fees made during the year ended December 31, 2017, $3.3 million of 2017 property tax reimbursements and franchise permit fees expected to be advanced after December 31, 2017 and $0.8 million of unpaid base rent from September 2017. Such reserve is presented in “Reserve for advances and deferred rent” within the consolidated income statements.

Under the LTA we will, upon Pristine’s full performance of the terms thereof, terminate the Lease and all future obligations of the tenant thereunder; however, under the terms of the Lease our security interest in Pristine’s accounts receivable will survive any such termination. Such security interest is subject to the prior lien and security interest of Pristine’s working capital lender, Capital One, National Association (“CONA”), with whom we have an existing intercreditor agreement that defines the relative rights and responsibilities of CONA and us with respect to the loan and lease collateral represented by Pristine’s accounts receivable and our respective security interests therein.

Trillium Amendment.  On November 2, 2017, we entered into the Trillium Amendment with Trillium to lease the Transitioned Facilities to affiliates of Trillium.  Under the Trillium Amendment, on the Transition Effective Date, annual base rent increased by approximately $6.9 million, from $4.5 million to $11.5 million.  On February 1, 2018, annual base rent increased to $11.6 million. On the first anniversary of the Transition Effective Date, annual base rent will increase to $12.1 million. On February 1, 2019, annual base rent will increase to $12.2 million. Following the second anniversary of the Transition Effective Date, annual base rent will increase by the lesser of (i) the CPI increase or (ii) 3%.

Trillium Bridge Loan

In connection with our lease of the Transitioned Facilities to Trillium, Trillium is completing negotiations to upsize its working line of credit to fund day-to-day cash requirements associated with the new operations. As such, on January 2, 2018, we agreed to fund a bridge loan to Trillium of up to $11.0 million until the earlier of (i) March 31, 2018, (ii) the date that Trillium enters into a new credit facility such that Trillium may submit draw requests to the applicable lender, and (iii) the date on which the master lease with Trillium is terminated with respect to any facility incorporated in the borrowing base. Borrowings under the bridge loan accrue interest at a base rate of 8.0%. The bridge loan is collateralized by the accounts receivable of each borrower entity that is party to the bridge loan agreement. As of February 27, 2018, $10.9 million was outstanding under the bridge loan.
Results of Operations

Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants in the healthcare sector.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2017	2016
	(dollars in thousands)
Revenues:
Rental income	$117,633	$93,126	$24,507	26%
Tenant reimbursements	10,254	7,846	2,408	31%
Independent living facilities	3,228	2,970	258	9%
Interest and other income	1,867	737	1,130	153%
Expenses:
Depreciation and amortization	39,159	31,965	7,194	23%
Interest expense	24,196	22,873	1,323	6%
Loss on the extinguishment of debt	11,883	326	11,557	*
Property taxes	10,254	7,846	2,408	31%
Independent living facilities	2,733	2,549	184	7%
Impairment of real estate investment	890	—	890	*
Acquisition costs	—	205	(205)	*
Reserve for advances and deferred rent	10,414	—	10,414	*
General and administrative	11,117	9,297	1,820	20%
* Not meaningful
Rental income. Rental income was $117.6 million for the year ended December 31, 2017 compared to $93.1 million for the year ended December 31, 2016. The $24.5 million or 26% increase in rental income is due primarily to $24.7 million from investments made after January 1, 2016, $1.0 million from increases in rental rates for our existing tenants and $0.3 million of straight-line rent, partially offset by a $0.8 million decrease due to placing one tenant on a cash basis in the year ended December 31, 2017 and a $0.7 million decrease in rental rate for one tenant.
Independent living facilities. Revenues from our three ILFs that we own and operate were $3.2 million for the year ended December 31, 2017 compared to $3.0 million for the year ended December 31, 2016. The $0.3 million increase was primarily due to increased occupancy at these facilities and a higher average rental rate per unit. Expenses for our three ILFs were $2.7 million for the year ended December 31, 2017 compared to $2.5 million for the year ended December 31, 2016. The $0.2 million or 7% increase was primarily due to the increased occupancy at these facilities.
Interest and other income. Interest and other income increased $1.1 million for the year ended December 31, 2017 to $1.9 million compared to $0.8 million for the year ended December 31, 2016. The increase was due to $0.5 million of net interest income related to the disposition in May 2017 of one preferred equity investment, $0.4 million of interest income from two preferred equity investments that closed in July and September 2016 and $0.2 million of interest income related to our mortgage loan receivable that we provided in October 2017.
Depreciation and amortization. Depreciation and amortization expense increased $7.2 million, or 23%, for the year ended December 31, 2017 to $39.2 million compared to $32.0 million for the year ended December 31, 2016. The $7.2 million increase was primarily due to new investments made after January 1, 2016.
Interest expense. Interest expense increased $1.3 million, or 6%, for the year ended December 31, 2017 to $24.2 million compared to $22.9 million for the year ended December 31, 2016. The net increase was due primarily to the fourteen days during the year ended December 31, 2017 when both our $300.0 million 5.25% Senior Notes due 2025 and our $260.0 million 5.875% Senior Notes due 2021 were outstanding, higher interest rates on our floating rate debt primarily related to our senior unsecured term loan and a higher average net borrowings on our unsecured revolving credit facility.
Loss on the extinguishment of debt. Included in the loss on the extinguishment of debt is $7.6 million related to the redemption of our 5.875% Senior Notes due 2021 at a redemption price of 102.938%, and a $4.2 million write-off of deferred financing costs associated with such redemption that was completed during the year ended December 31, 2017. Included in the loss on the extinguishment of debt for the year ended December 31, 2016 is a $0.3 million write-off of deferred financing fees associated with the payoff and termination our secured mortgage indebtedness with General Electric Capital Corporation (the “GECC Loan”).
Impairment of real estate investments. In April 2017, we and Ensign mutually determined that La Villa Rehab & Healthcare Center (“La Villa”) had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa. Additionally, we have agreed with Ensign that the licensed beds will be transferred to another facility included in the Ensign Master Leases.
Reserve for advances and deferred rent. Included in the reserve for advances and deferred rent is a $0.8 million reserve for unpaid cash rents and a $9.6 million reserve for other tenant receivables related to the properties now and previously net leased to subsidiaries of Pristine. See previous disclosure under “Recent Transactions-Lease Amendments-Pristine Amendment” for further discussion.
General and administrative expense. General and administrative expense increased $1.8 million for the year ended December 31, 2017 to $11.1 million compared to $9.3 million for the year ended December 31, 2016. The increase is primarily related to higher cash wages of $0.9 million, amortization of stock-based compensation of $0.9 million and higher professional fees of $0.2 million, partially offset by lower state and local taxes of $0.2 million.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2016	2015
	(dollars in thousands)
Revenues:
Rental income	$93,126	$65,979	$27,147	41%
Tenant reimbursements	7,846	5,497	2,349	43%
Independent living facilities	2,970	2,510	460	18%
Interest and other income	737	965	(228)	(24)%
Expenses:
Depreciation and amortization	31,965	24,133	7,832	32%
Interest expense	22,873	24,048	(1,175)	(5)%
Loss on the extinguishment of debt	326	1,208	(882)	*
Property taxes	7,846	5,497	2,349	43%
Acquisition costs	205	—	205	*
Independent living facilities	2,549	2,376	173	7%
General and administrative	9,297	7,655	1,642	21%
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
Interest expense. Interest expense decreased $1.1 million, or 5%, for the year ended December 31, 2016 to $22.9 million compared to $24.0 million for the year ended December 31, 2015. The decrease was due primarily to lower interest expense of $4.9 million resulting from the payoff of the GECC Loan with the unsecured term loan and $0.7 million related to our former secured revolving credit facility, partially offset by an increase in interest expense of $2.3 million from our unsecured term loan, $1.4 million from higher borrowings under our unsecured revolving credit facility and a $0.8 million related to amortization of deferred financing fees.
Loss on the extinguishment of debt. Included in the loss on the extinguishment of debt for the year ended December 31, 2016 is a $0.3 million write-off of deferred financing fees associated with the payoff and termination our secured mortgage indebtedness with the GECC Loan. Included in the loss on the extinguishment of debt for the year ended December 31, 2015 is a $1.2 million write-off of deferred financing fees associated with the payoff and termination of our senior secured revolving credit facility.
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
 As of December 31, 2017, we had cash and cash equivalents of $6.9 million. During the year ended December 31, 2017, we sold approximately 10.6 million shares of common stock under our ATM Program and Prior ATM Program in effect during 2017 at an average price of $16.43 per share for $173.8 million in gross proceeds before $2.4 million of commissions paid to the sales agents. At December 31, 2017, we had approximately $236.1 million available for future issuances under the ATM Program. As of December 31, 2017, there was $165.0 million outstanding under the Revolving Facility. See Note 7, Debt, and Note 8, Equity, in the Notes to Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows, and the availability under our ATM Program and Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We have filed an automatic shelf registration statement with the SEC that expires in May 2020, which will allow us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
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
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$88,800	$64,431	$40,254
Net cash used in investing activities	(302,559)	(284,642)	(234,649)
Net cash provided by financing activities	213,168	216,244	180,542
Net decrease in cash and cash equivalents	(591)	(3,967)	(13,853)
Cash and cash equivalents at beginning of period	7,500	11,467	25,320
Cash and cash equivalents at end of period	$6,909	$7,500	$11,467
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash provided by operating activities for the year ended December 31, 2017 was $88.8 million compared to $64.4 million for the year ended December 31, 2016, an increase of $24.4 million. The increase was primarily due to an increase in noncash income and expenses of $31.9 million, partially offset by a $4.0 million change in operating assets and liabilities and a decrease in net income of $3.5 million.

Net cash used in investing activities for the year ended December 31, 2017 was $302.6 million compared to $284.6 million for the year ended December 31, 2016, an increase of $18.0 million. The increase was primarily the result of a $15.3 million increase in acquisitions, $12.4 million increase due to an investment in real estate mortgage loan receivable, a $2.9 million reduction in net proceeds of sale of real estate and $0.3 million of purchases of furniture, fixtures and equipment, partially offset by a decrease of $7.5 million for the sale of other real estate investment, a reduction of $4.7 million in preferred equity investments and $0.7 million in escrow deposits related to acquisitions.

Net cash provided by financing activities for the year ended December 31, 2017 was $213.2 million compared to $216.2 million for the year ended December 31, 2016, a decrease of $3.0 million. This decrease was primarily due to higher repayments of debt of $135.6 million, a decrease in net proceeds of $30.1 million from sales of our common stock, an increase in dividends paid of $15.3 million, increased payments of deferred financing fees of $4.7 million and $0.3 million of net-settlement adjustments on restricted stock, partially offset by an increase in borrowings in the amount of $183.0 million.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2016 was $64.4 million compared to $40.3 million for the year ended December 31, 2015, an increase of $24.2 million. The increase was primarily due to an increase in net income of $19.3 million and noncash income and expenses of $7.4 million, partially offset by a $2.5 million change in operating assets and liabilities.
Net cash used in investing activities for the year ended December 31, 2016 was $284.6 million compared to $234.6 million for the year ended December 31, 2015, an increase of $50.0 million. The increase was primarily due to greater investments in real estate, preferred equity investments and improvements to our real estate, partially offset by greater net proceeds from the disposition of real estate, lower purchases of furniture, fixtures and equipment and lower escrow deposits in connection with acquisitions.

Net cash provided by financing activities for the year ended December 31, 2016 was $216.2 million compared to $180.5 million for the year ended December 31, 2015, an increase of $35.7 million. This increase was primarily due to greater net proceeds of $37.4 million from our offerings of common stock in 2016, $13.2 million in greater net debt issuances, and $1.0 million in lower deferred financing fees, partially offset by $15.5 million in higher dividends paid and $0.4 million in higher net settlements of restricted stock.
Indebtedness
Senior Unsecured Notes
On May 10, 2017, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025. The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. We used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of our 5.875% Senior Notes due 2021, including payment of the redemption price of 102.938% and all accrued and unpaid interest thereon. We used the remaining portion of the net proceeds of the Notes offering to pay borrowings outstanding under our senior unsecured revolving credit facility. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
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
As of December 31, 2017, we were in compliance with all applicable financial covenants under the indenture.
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
On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Revolving Facility were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan”) was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Revolving Facility continues to mature on August 5, 2019, and includes two six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the GECC Loan.
As of December 31, 2017, we had a $100.0 million Term Loan outstanding and there was $165.0 million outstanding under the Revolving Facility.
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
As of December 31, 2017, we were in compliance with all applicable financial covenants under the Credit Agreement.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$418,125	$15,750	$31,500	$31,500	$339,375
Senior unsecured term loan (2)	118,152	3,568	7,146	7,135	100,303
Unsecured revolving credit facility (3)	174,407	5,910	168,497	—	—
Operating lease	297	137	160	—	—
Total	$710,981	$25,365	$207,303	$38,635	$439,678

(1)	Amounts include interest payments of $118.1 million.

(2)	Amounts include interest payments of $18.2 million.

(3)	The unsecured revolving credit facility includes payments related to the unused Revolving Facility fee.
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
Critical Accounting Policies
Basis of Presentation. The accompanying consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the net-leased SNFs, Multi-Service Campuses, ALFs and ILFs, (ii) the operations of the three ILFs that we own and operate, and (iii) the preferred equity investments and mortgage loan receivable. Historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Estimates and Assumptions. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that the assumptions and estimates used in preparation of the underlying consolidated financial statements are reasonable. Actual results, however, could differ from those estimates and assumptions.

Reclassifications. Prior period results reflect reclassifications, for comparative purposes, in our consolidated financial statements, including a $0.3 million and $1.2 million write-off of deferred financing costs reclassified from interest expense to loss on the extinguishment of debt in the consolidated income statements for the years ended December 31, 2016 and 2015, respectively. These reclassifications have not changed the results of operations of prior periods.
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
Real Estate Acquisition Valuation. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we record the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are an asset acquisition, acquisition costs are capitalized as incurred.
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

In the event of impairment, the fair value of the real estate investment is determined by market research, which includes valuing the property in its current use as well as other alternative uses, and involves significant judgment. Our estimates of cash flows and fair values of the properties are based on current market conditions and reflect matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. During the year ended December 31, 2017, we recorded an impairment loss of $0.9 million related to its investment in La Villa. In April 2017, we mutually determined with Ensign that La Villa had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. Additionally, we agreed that the licensed beds will be transferred to another facility included in the Ensign Master Leases.
Other Real Estate Investments. Included in Other Real Estate Investments are preferred equity investments and a mortgage loan receivable. Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. We recognize return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
Our mortgage loan receivable is recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
Interest income on our mortgage loan receivable is recognized over the life of the investment using the interest method. Origination costs and fees directly related to loans receivable are amortized over the term of the loan as an adjustment to interest income.
We evaluate at each reporting period each of our other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.
Cash and Cash Equivalents. Cash and cash equivalents consist of bank term deposits and money market funds with original maturities of three months or less at time of purchase and therefore approximate fair value. The fair value of these investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. We place cash and short-term investments with high credit quality financial institutions.
Our cash and cash equivalents balance periodically exceeds federally insurable limits. We monitor the cash balances in our operating accounts and adjust the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in operating accounts.
Deferred Financing Costs. External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For our senior unsecured notes payable and senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For our Credit Facility, deferred financing costs are included in assets on our balance sheet.
Revenue Recognition. We recognize rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if we are the primary obligor and, with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk. For the years ended December 31, 2017, 2016 and 2015, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
We evaluate the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2017, we reserved $0.8 million for unpaid cash rents and $9.6 million for other tenant receivables related to the properties now and previously net leased to subsidiaries of Pristine. We had no reserves as of December 31, 2016. See Note 3, “Real Estate Investments, Net” for further discussion.
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
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for information concerning recently issued accounting standards.
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
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. The interest rates per annum applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of December 31, 2017, we had a $100.0 million Term Loan outstanding and there was $165.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased approximately $2.7 million for the year ended December 31, 2017.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2017, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
ITEM  8. Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements on page F-1 of this report.
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
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CareTrust REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CareTrust REIT Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CareTrust REIT Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CareTrust REIT, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated income statements, statements of equity, and statements of cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2), of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Irvine, California
February 27, 2018

ITEM 9B.	Other Information
We will hold our annual meeting of stockholders (the “2018 Annual Meeting”) on May 30, 2018, at 9:00 a.m., Pacific Time, at our offices located at 905 Calle Amanecer, Suite 300, San Clemente, California 92673.
Because the date of the 2018 Annual Meeting has been changed by more than 30 days from the anniversary of our 2017 annual meeting of stockholders, the deadline for the submission of proposals by stockholders for inclusion in our proxy materials relating to the 2018 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act will be the close of business on March 9, 2018, which we believe is a reasonable time before we expect to begin to print and send our proxy materials. Any proposal received after such date will be considered untimely.
In accordance with our Amended and Restated Bylaws (the “Bylaws”), stockholders who intend to nominate an individual for election as a director or submit a proposal regarding any other matter of business at the 2018 Annual Meeting must deliver written notice of any proposed business or nomination to our Secretary at our principal executive offices, no later than 5:00 p.m. Eastern Time on March 9, 2018 (which is the tenth day following the date of filing of this Annual Report on Form 10-K, which provides the first public announcement of the date of the 2018 Annual Meeting). Any notice of proposed business or nomination must comply with the specific requirements set forth in our Bylaws in order to be considered at the 2018 Annual Meeting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
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
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
PART IV

ITEM 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this report.

(a)(2)	Financial Statement Schedules

Schedule III: Real Estate Assets and Accumulated Depreciation

Schedule IV: Mortgage Loan on Real Estate

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

4.1
Indenture, dated as of May 24, 2017, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on May 24, 2017).

4.2
First Supplemental Indenture, dated as of May 24, 2017, to the Indenture dated as of May 24, 2017, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the CareTrust REIT, Inc.’s Current Report on Form 8-K filed on May 24, 2017).

4.3	Form of 5.25% Senior Note due 2023 (included in Exhibit 4.2).

4.4	Specimen Stock Certificate of CareTrust REIT, Inc. (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014).

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

10.5
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

10.6	Amended and Restated Partnership Agreement of CTR Partnership, L.P. (incorporated by reference to Exhibit 3.4 to CareTrust REIT, Inc.’s Registration Statement on Form S-4, filed on August 28, 2014).

10.7
Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

+10.8	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.9	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.14 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.10	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

ITEM 16.	10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/S/ GREGORY K. STAPLEY
Gregory K. Stapley
President and Chief Executive Officer

Dated: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY K. STAPLEY	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
Gregory K. Stapley
/s/ WILLIAM M. WAGNER	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018
William M. Wagner
/s/ ALLEN C. BARBIERI	Director	February 27, 2018
Allen C. Barbieri
/s/ JON D. KLINE	Director	February 27, 2018
Jon D. Kline
/s/ DAVID G. LINDAHL	Director	February 27, 2018
David G. Lindahl
/s/ SPENCER PLUMB	Director	February 27, 2018
Spencer Plumb

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CareTrust REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated income statements, statements of equity, and statements of cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2)(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2014.
Irvine, California
February 27, 2018

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets:
Real estate investments, net	$1,152,261	$893,918
Other real estate investments	17,949	13,872
Cash and cash equivalents	6,909	7,500
Accounts and other receivables, net	5,254	5,896
Prepaid expenses and other assets	895	1,369
Deferred financing costs, net	1,718	2,803
Total assets	$1,184,986	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$294,395	$255,294
Senior unsecured term loan, net	99,517	99,422
Unsecured revolving credit facility	165,000	95,000
Accounts payable and accrued liabilities	17,413	12,137
Dividends payable	14,044	11,075
Total liabilities	590,369	472,928
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,478,202 and 64,816,350 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	755	648
Additional paid-in capital	783,237	611,475
Cumulative distributions in excess of earnings	(189,375)	(159,693)
Total equity	594,617	452,430
Total liabilities and equity	$1,184,986	$925,358
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$117,633	$93,126	$65,979
Tenant reimbursements	10,254	7,846	5,497
Independent living facilities	3,228	2,970	2,510
Interest and other income	1,867	737	965
Total revenues	132,982	104,679	74,951
Expenses:
Depreciation and amortization	39,159	31,965	24,133
Interest expense	24,196	22,873	24,048
Loss on the extinguishment of debt	11,883	326	1,208
Property taxes	10,254	7,846	5,497
Independent living facilities	2,733	2,549	2,376
Impairment of real estate investment	890	—	—
Acquisition costs	—	205	—
Reserve for advances and deferred rent	10,414	—	—
General and administrative	11,117	9,297	7,655
Total expenses	110,646	75,061	64,917
Other income (expense):
Loss on sale of asset	—	(265)	—
Gain on disposition of other real estate investment	3,538	—	—
Net income	$25,874	$29,353	$10,034
Earnings per common share:
Basic	$0.35	$0.52	$0.26
Diluted	$0.35	$0.52	$0.26
Weighted-average number of common shares:
Basic	72,647	56,030	37,380
Diluted	72,647	56,030	37,380
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2014	31,251,157	$313	$246,041	$(132,892)	$113,462
Issuance of common stock, net	16,330,000	163	162,800	—	162,963
Vesting of restricted common stock, net of shares withheld for employee taxes	83,585	1	(146)	—	(145)
Amortization of stock-based compensation	—	—	1,522	—	1,522
Common dividends ($0.64 per share)	—	—	—	(25,548)	(25,548)
Net income	—	—	—	10,034	10,034
Balance at December 31, 2015	47,664,742	477	410,217	(148,406)	262,288
Issuance of common stock, net	17,023,824	170	200,228	—	200,398
Vesting of restricted common stock, net of shares withheld for employee taxes	127,784	1	(516)	—	(515)
Amortization of stock-based compensation	—	—	1,546	—	1,546
Common dividends ($0.68 per share)	—	—	—	(40,640)	(40,640)
Net income	—	—	—	29,353	29,353
Balance at December 31, 2016	64,816,350	648	611,475	(159,693)	452,430
Issuance of common stock, net	10,573,089	106	170,213	—	170,319
Vesting of restricted common stock, net of shares withheld for employee taxes	88,763	1	(867)	—	(866)
Amortization of stock-based compensation	—	—	2,416	—	2,416
Common dividends ($0.74 per share)	—	—	—	(55,556)	(55,556)
Net income	—	—	—	25,874	25,874
Balance at December 31, 2017	75,478,202	$755	$783,237	$(189,375)	$594,617
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$25,874	$29,353	10,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	39,176	31,980	24,133
Amortization of deferred financing costs	2,100	2,239	2,200
Loss on the extinguishment of debt	11,883	326	1,208
Amortization of stock-based compensation	2,416	1,546	1,522
Straight-line rental income	(344)	(150)	—
Noncash interest income	(686)	(737)	(945)
Interest income distribution from other real estate investment	1,500	—	—
Reserve for advances and deferred rent	10,414	—	—
Impairment of real estate investment	890	—	—
Loss on sale of real estate	—	265	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(9,428)	(3,404)	(2,326)
Accounts receivable due from related party	—	—	2,275
Prepaid expenses and other assets	(273)	84	(86)
Accounts payable and accrued liabilities	5,278	2,929	2,239
Net cash provided by operating activities	88,800	64,431	40,254
Cash flows from investing activities:
Acquisitions of real estate	(296,517)	(281,228)	(232,466)
Improvements to real estate	(748)	(762)	(187)
Purchases of equipment, furniture and fixtures	(403)	(151)	(276)
Preferred equity investments	—	(4,656)	—
Investment in real estate mortgage loan receivable	(12,416)	—	—
Sale of other real estate investment	7,500	—	—
Principal payments received on mortgage loan receivable	25	—	—
Escrow deposits for acquisition of real estate	—	(700)	(1,750)
Net proceeds from the sale of real estate	—	2,855	30
Net cash used in investing activities	(302,559)	(284,642)	(234,649)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,323	200,402	162,963
Proceeds from the issuance of senior unsecured notes payable	300,000	—	—
Proceeds from the issuance of senior unsecured term loan	—	100,000	—
Borrowings under unsecured revolving credit facility	238,000	255,000	45,000
Payments on senior unsecured notes payable	(267,639)	—	—
Payments on unsecured revolving credit facility	(168,000)	(205,000)	—
Borrowings under senior secured revolving credit facility	—	—	35,000
Repayments of borrowings under senior secured revolving credit facility	—	—	(35,000)
Payments on the mortgage notes payable	—	(95,022)	(3,183)
Payments of deferred financing costs	(6,063)	(1,352)	(2,303)
Net-settle adjustment on restricted stock	(866)	(515)	(145)
Dividends paid on common stock	(52,587)	(37,269)	(21,790)
Net cash provided by financing activities	213,168	216,244	180,542
Net decrease in cash and cash equivalents	(591)	(3,967)	(13,853)
Cash and cash equivalents, beginning of period	7,500	11,467	25,320
Cash and cash equivalents, end of period	6,909	7,500	11,467
Supplemental disclosures of cash flow information:
Interest paid	$29,619	$21,238	$21,687
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$2,970	$3,371	$3,758
Application of escrow deposit to acquisition of real estate	$700	$1,250	$500
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2017, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 185 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 18,064 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of December 31, 2017, the Company also had other real estate investments consisting of two preferred equity investments totaling $5.5 million and a mortgage loan receivable of $12.5 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the net-leased skilled nursing, assisted living and independent living facilities; (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investments and mortgage loan receivable.
The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect the financial position, results of operations and cash flows for the Company. All intercompany transactions and account balances within the Company have been eliminated.
Estimates and Assumptions—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that the assumptions and estimates used in preparation of the underlying consolidated financial statements are reasonable. Actual results, however, could differ from those estimates and assumptions.
Reclassifications—Prior period results reflect reclassifications, for comparative purposes, in the Company’s consolidated financial statements, including a $0.3 million and $1.2 million write-off of deferred financing costs reclassified from interest expense to loss on the extinguishment of debt in the consolidated income statements for the years ended December 31, 2016 and 2015, respectively. These reclassifications have not changed the results of operations of prior periods.
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

Real Estate Acquisition Valuation— In accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are asset acquisitions, acquisition costs are capitalized as incurred.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long-Lived Assets—At each reporting period, management evaluates the Company’s real estate investments for impairment indicators, including the evaluation of the useful lives of the Company’s assets. Management also assesses the carrying value of the Company’s real estate investments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, management evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. An adjustment is made to the net carrying value of the real estate investments for the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.
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
Other Real Estate Investments — Included in Other Real Estate Investments are preferred equity investments and a mortgage loan receivable. Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s mortgage loan receivable is recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
Interest income on the Company’s mortgage loan receivable is recognized over the life of the investment using the interest method. Origination costs and fees directly related to loans receivable are amortized over the term of the loan as an adjustment to interest income.
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
Deferred Financing Costs—External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in the consolidated income statements. Accumulated amortization of deferred financing costs was $3.2 million and $4.2 million at December 31, 2017 and December 31, 2016, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the years ended December 31, 2017, 2016 and 2015, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2017, accounts and other receivables, net included a $0.8 million reserve for unpaid cash rents and a $9.6 million reserve for other tenant receivables related to the properties now and previously net leased to subsidiaries of Pristine Senior Living, LLC (“Pristine”). See Note 3, “Real Estate Investments, Net” for further discussion.
The Company had no reserves at December 31, 2016.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the collectability of the straight-line rent receivable balances on an ongoing basis and provides reserves against receivables it determines may not be fully recoverable. The Company recorded $0.3 million, $0.2 million and $0.0 million of revenues in excess of cash received during the years ended December 31, 2017, 2016 and 2015, respectively. The Company had straight-line rent receivables recorded under the caption “Accounts and other receivables, net” on the Company’s consolidated balance sheets of $0.5 million and $0.2 million at December 31, 2017 and December 31, 2016, respectively.
Income Taxes—Income tax expense and other income tax related information contained in these consolidated financial statements are presented on a separate tax return basis as if the Company filed its own tax returns for all periods. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated financial statements herein may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company prior to the Spin-Off.
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
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $2.4 million, $1.5 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on its owned properties. See Note 12, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The Financial Accounting Standard Board (“FASB”) accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities.
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these Notes to the Consolidated Financial Statements are presented on an unaudited basis.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on review of the Company’s revenue streams from independent living facilities, the Company’s consolidated financial statements include revenues generated through services provided to residents of independent living facilities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities, such as meals, transportation and activities. While these revenue streams are subject to the application of Topic 606, the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. Therefore, revenue recognition under the new revenue recognition ASU is expected to be similar to the recognition pattern under existing accounting standards. During the year ended December 31, 2017, the Company recognized $3.2 million of revenue from its independent living facilities.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations for which it is the lessee. As of December 31, 2017, the remaining contractual payments under the Company’s lease agreements aggregated $0.3 million. Additionally, ASC 842 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASC 842, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the year ended December 31, 2017, the Company did not capitalize any allocated payroll costs. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of the modified retrospective transition method. The Company continues to assess the potential effect that the adoption of ASC 842 will have on the Company’s consolidated financial statements; however, the Company expects that its tenant recoveries will be separated into lease and non-lease components. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, insurance), will be accounted for under ASC 842. Tenant recoveries that qualify as non-lease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, will be accounted for under the new revenue recognition ASC 606 upon adoption of the new lease ASC 842 on January 1, 2019 for any new lease or any modified lease. In January 2018, the FASB issued a proposed amendment to the lease ASC 842 that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on their relative standalone selling price. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”) that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2017 and December 31, 2016, the Company did not have any restricted cash. The Company does not believe that there will be an impact upon its consolidated financial statements upon adoption.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Land	$151,879	$110,648
Buildings and improvements	1,114,605	875,567
Integral equipment, furniture and fixtures	80,729	64,120
Identified intangible assets	2,382	1,914
Real estate investments	1,349,595	1,052,249
Accumulated depreciation	(197,334)	(158,331)
Real estate investments, net	$1,152,261	$893,918
As of December 31, 2017, 92 of the Company’s 188 facilities were leased to subsidiaries of Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2017, annualized revenues from the Ensign Master Leases were $57.7 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2017, 93 of the Company’s 188 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of December 31, 2017 are the independent living facilities that the Company owns and operates.
The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 81 years.
As of December 31, 2017, total future minimum rental revenues for the Company’s tenants were (dollars in thousands):

Year	Amount
2018	$132,652
2019	132,102
2020	131,030
2021	131,283
2022	131,541
Thereafter	1,068,611
$1,727,219

Recent Real Estate Acquisitions
The following recent real estate acquisitions were accounted for as asset acquisitions:
Premier Senior Living, LLC

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In December 2017, the Company acquired a skilled nursing facility with 86 beds in Greenville, Illinois for $4.6 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with affiliates of WLC Management Firm, LLC. The amended lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $0.4 million.
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
In September 2017, the Company acquired three skilled nursing facilities with 236 beds in Idaho for $29.8 million, which includes capitalized acquisition costs. The acquisition was a part of a staged seven-facility portfolio transaction that was completed in October 2017. The portfolio transaction, including capitalized acquisition costs, was valued at a total of $65.5 million. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Cascadia Healthcare, LLC. The amended lease has a remaining initial term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $5.9 million.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Five Oaks

In October 2017, the Company acquired a three facility 268-bed skilled nursing portfolio in Washington for $12.1 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Five Oaks. The amended lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $1.1 million.

Twenty/20 Management, Inc.

In October 2017, the Company acquired a three assisted living and memory care facility with 91 units in Virginia for $18.2 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Twenty/20 Management, LLC. The amended lease has a remaining initial term of approximately 12 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by $1.5 million.

Providence Group

In October 2017, the Company acquired a three facility 528-bed skilled nursing portfolio in the California for $69.2 million, which includes capitalized acquisition costs. In connection with the acquisition, the Company amended its triple-net master lease with subsidiaries of Providence Group. The lease has an initial term of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the lease is $6.1 million.

Lease Amendments and Related Agreements

Pristine Amendment. On November 2, 2017 (the “Pristine Amendment Date”), the Company entered into a fourth amendment to the master lease (the “Pristine Amendment”) with affiliates of Pristine. Under the Pristine Amendment, the Company agreed that seven facilities selected by the Company (the “Transitioned Facilities”) would be transferred to a new operator or operators designated by the Company in its sole and absolute discretion. As described below under “Trillium Amendment,” the Company concurrently entered into a third amendment to the master lease (the “Trillium Amendment”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”) to lease the Transitioned Facilities to affiliates of Trillium. The Trillium Amendment and the operational transfers of the Transitioned Facilities became effective on December 1, 2017 (such date, the “Transition Effective Date”).
Pursuant to the Pristine Amendment, commencing on October 1, 2017, initial base rent under the Pristine master lease, as amended (as amended, the “Lease”) was $15.6 million per annum, payable in equal monthly installments. On the Transition Effective Date, annual base rent was reduced by $6.5 million. Commencing on March 1, 2018, annual base rent will increase to $9.5 million. Commencing on July 1, 2018 annual base rent would increase to $9.8 million, and beginning on July

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1, 2019 and increasing annually thereafter, annual base rent would increase by the greater of (i) 2% or (ii) the adjusted CPI increase not to exceed 3%.

Under the Lease, Pristine is required to make scheduled deposits as additional rent into a landlord-managed impound account from which the Company pays certain property taxes and franchise permit fees related to the properties now and previously net leased by Pristine from the Company. Under the Pristine Amendment, Pristine deposited into the impound account an additional $0.3 million in November 2017 and an additional $0.2 million in December 2017, and in December 2017 the Company made a scheduled additional advance of $1.0 million to the impound account, bringing the total outstanding balance to approximately $6.4 million in deferred rent. The Company used impound funds deposited both by Pristine and the Company to pay franchise permit fees due with respect to the facilities retained by Pristine under the Lease (the “Retained Facilities”) and the Transitioned Facilities for the period July 1, 2017 through September 30, 2017, which were due in December 2017.
Pristine agreed to repay the total outstanding balance of the deferred rent in the impound account, plus the portion of the September 2017 base rent the Company allowed Pristine to defer, totaling $0.8 million, over time with interest. These scheduled payments of additional rent in the amount of $0.1 million per month would be made beginning on October 15, 2018 and continuing monthly thereafter, with any outstanding balance due in full on January 15, 2023. The outstanding balance on the rent deferral would incur interest charges at a rate of 6.25% per annum.
Under the Pristine Amendment, Pristine remains obligated to pay certain additional obligations related to the operation of the Transitioned Facilities prior to the Transition Effective Date which were not yet due as of the Transition Effective Date, including depositing into the impound account its full prorata share of the incurred but unpaid property taxes and franchise permit fees for the Transitioned Facilities attributable to the period from October 1, 2017 to the Transition Effective Date, as well as ongoing obligations with respect to the Retained Facilities. Although Pristine has paid $4.4 million of the $4.9 million in base rent due from the execution of the Pristine Amendment through the date hereof, Pristine has only paid $0.5 million of the $2.8 million in additional payments due under the Lease for the same period.

Accordingly, on February 27, 2018 (the “LTA Effective Date”) the Company entered into a Lease Termination Agreement (the “LTA”) with Pristine under which Pristine and its affiliates will surrender the Retained Facilities to an operator or operators designated by the Company in its sole and absolute discretion, in transactions similar to those effected in December 2017. Pursuant to the LTA, the operational transfers of the Retained Facilities are to occur within 180 days of the LTA Effective Date, and the Company and Pristine have agreed to make commercially reasonable efforts to facilitate such transfers. Until the date or dates upon which such operational transfers occur (each an “LTA Transition Date”), Pristine will continue to operate the Retained Facilities, and will collect revenues, pay payroll and other current operating expenses, pay the scheduled base rent and, to the extent of funds available, will pay additional rent thereon. The Company will continue to fund the impound account as needed to meet current real property tax and franchise permit fee liabilities accruing, if any, through the LTA Transition Date(s). The Company has therefore determined that it will (i) recognize Pristine rental revenues on a cash basis, and (ii) reserve all outstanding obligations of Pristine to the Company consisting of $6.3 million in property tax reimbursements and advances of 2016 and 2017 franchise permit fees made during the year ended December 31, 2017, $3.3 million of 2017 property tax reimbursements and franchise permit fees expected to be advanced after December 31, 2017 and $0.8 million of unpaid base rent from September 2017. Such reserve is presented in “Reserve for advances and deferred rent” within the consolidated income statements.

Under the LTA the Company will, upon Pristine’s full performance of the terms thereof, terminate the Lease and all future obligations of the tenant thereunder; however, under the terms of the Lease our security interest in Pristine’s accounts receivable will survive any such termination. Such security interest is subject to the prior lien and security interest of Pristine’s working capital lender, Capital One, National Association (“CONA”), with whom the Company has an existing intercreditor agreement that defines the relative rights and responsibilities of CONA and the Company with respect to the loan and lease collateral represented by Pristine’s accounts receivable and the Company’s respective security interests therein.

Trillium Amendment.  On November 2, 2017, the Company entered into the Trillium Amendment with Trillium to lease the Transitioned Facilities to affiliates of Trillium.  Under the Trillium Amendment, on the Transition Effective Date, annual base rent increased by approximately $6.9 million, from $4.5 million to $11.5 million.  On February 1, 2018, annual base rent increased to $11.6 million. On the first anniversary of the Transition Effective Date, annual base rent will increase to $12.1 million. On February 1, 2019, annual base rent will increase to $12.2 million. Following the second anniversary of the Transition Effective Date, annual base rent will increase by the lesser of (i) the CPI increase or (ii) 3%.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Real Estate Investment
During the year ended December 31, 2017, the Company recorded an impairment loss of $0.9 million related to its investment in La Villa Rehab & Healthcare Center (“La Villa”). In April 2017, the Company and Ensign mutually determined that La Villa had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and the Company transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. Additionally, the Company and Ensign agreed that the licensed beds will be transferred to another facility included in the Ensign Master Leases.

4. OTHER REAL ESTATE INVESTMENTS
In December 2014, the Company completed a $7.5 million preferred equity investment with Signature Senior Living, LLC and Milestone Retirement Communities. The preferred equity investment yielded 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop Signature Senior Living at Arvada, a planned 134-unit upscale assisted living and memory care community in Arvada, Colorado constructed on a five-acre site. In connection with its investment, CareTrust REIT obtained an option to purchase the Arvada development at a fixed-
formula price upon stabilization, with an initial lease yield of at least 8.0%. The project was completed in the second quarter of 2016 and began lease-up in the third quarter of 2016. In May 2017, the property was sold to a third party. In connection with the sale, the Company received back in cash its initial investment of $7.5 million, a cumulative contractual preferred return of $2.5 million, and an additional cash payment of $3.5 million, which the Company recognized as a gain on the sale of other real estate investment during the year ended December 31, 2017. The Company also recognized interest income of $1.0 million during the year ended December 31, 2017, which included a previously unrecognized preferred return of $0.5 million related to prior periods.

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment is being used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed during the first quarter of 2018.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment is being used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project is expected to be completed by early 2018.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.7 million, $0.7 million and $0.9 million, respectively, of interest income related to these preferred equity investments of which the portion of these amounts were added to the outstanding carrying values.
In October 2017, the Company provided the Providence Group a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, which bears a fixed interest rate of 9%. The mortgage loan requires Providence Group to make monthly principal and interest payments and is set to mature on October 26, 2020. During the year ended December 31, 2017, the Company recognized $0.2 million of interest income related to the mortgage loan.

5. FAIR VALUE MEASUREMENTS
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., impairment of long-lived assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2017 and December 31, 2016 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,550	$5,423	$12,031	$13,872	$14,289
Mortgage loan receivable	12,517	12,399	12,517	—	—	—
Financial liabilities:
Senior unsecured notes payable	$300,000	$294,395	$307,500	$260,000	$255,294	$265,850
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
Mortgage loan receivable: The mortgage loan receivable is recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan. The fair values of the mortgage loan receivable were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value and other credit enhancements.
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
Christopher R. Christensen, one of the Company’s directors from June 1, 2014 through April 15, 2015, serves as the chief executive officer of Ensign as well as a member of Ensign’s board of directors. As such, all rental income and tenant reimbursements earned related to the Ensign Master Leases during Mr. Christensen’s tenure on the board of directors of the Company were considered related party in nature. For the year ended December 31, 2015, the Company recognized $16.3 million in rental income from Ensign while Mr. Christensen sat on the board of directors of the Company as well as $1.4 million of tenant reimbursements. After April 15, 2015, the effective date of Mr. Christensen’s resignation from the Company’s board of directors, rental income and tenant reimbursements related to the Ensign Master Leases, and any related accounts receivable, are not considered earned or due from a related party.

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value
Senior unsecured notes payable	$300,000	$(5,605)	$294,395	$260,000	$(4,706)	$255,294
Senior unsecured term loan	100,000	(483)	99,517	100,000	(578)	99,422
Unsecured revolving credit facility	165,000	—	165,000	95,000	—	95,000
	$565,000	$(6,088)	$558,912	$455,000	$(5,284)	$449,716
Senior Unsecured Notes Payable

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 10, 2017, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The Company used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of its 5.875% Senior Notes due 2021, including payment of the redemption price at 102.938% and all accrued and unpaid interest thereon. The Company used the remaining portion of the net proceeds of the Notes offering to pay borrowings outstanding under its senior unsecured revolving credit facility. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
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
As of December 31, 2017, the Company was in compliance with all applicable financial covenants under the indenture.

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
On February 1, 2016, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Revolving Facility were increased by $100.0 million to $400.0 million, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility, the “Credit Facility”) was funded, and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Revolving Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness with General Electric Capital Corporation (the “GECC Loan”), as agent and lender, and the other lenders party thereto. The Company expects to use borrowings under the Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes.
As of December 31, 2017, the Company had a $100.0 million Term Loan outstanding and there was $165.0 million outstanding under the Revolving Facility.
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
As of December 31, 2017, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the years ended December 31, 2017, 2016 and 2015, the Company incurred $24.2 million, $22.9 million and $24.0 million of interest expense, respectively. Included in interest expense for the year ended December 31, 2017, 2016 and 2015, was $2.1 million, $2.2 million and $2.2 million of amortization of deferred financing fees, respectively. As of December 31, 2017 and December 31, 2016, the Company’s interest payable was $1.4 million and $1.3 million, respectively.
Loss on the Extinguishment of Debt
During the year ended December 31, 2017, the loss on the extinguishment of debt included $7.6 million related to the redemption of the Company’s 5.875% Senior Notes due 2021 at a redemption price of 102.938% and a $4.2 million write-off of deferred financing costs associated with the redemption. During the year ended December 31, 2016, the loss on the extinguishment of debt included a $0.3 million write-off of deferred financing costs associated with the payoff of the GECC Loan. During the year ended December 31, 2015, the loss on the extinguishment of debt included a $1.2 million write-off of deferred financing fees associated with the payoff and termination of the Company’s senior secured revolving credit facility.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule of Debt Maturities
As of December 31, 2017, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2018	$—
2019	165,000
2020	—
2021	—
2022	—
Thereafter	400,000
$565,000

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

At-The-Market Offering of Common Stock - During the second quarter of 2017, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). At the time the ATM Program commenced in May 2017, the Company’s at-the-market equity offering program entered into during 2016 (the “Prior ATM Program”), which had been substantially depleted, was permanently discontinued. As of December 31, 2017, the Company had approximately $236.1 million available for future issuances under the ATM Program.
The following table summarizes the ATM Program and Prior ATM Program activity for 2017 (shares and dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total
Number of shares	7,175	3,399	—	—	10,574
Average sales price per share	$15.31	$18.82	$—	$—	$16.43
Gross proceeds	$109,813	$63,947	$—	$—	$173,760
Dividends on Common Stock — During the first quarter of 2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on April 15, 2015 to common stockholders of record as of March 31, 2015. During the second quarter of 2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on July 15, 2015 to common stockholders of record as of June 30, 2015. During the third quarter of

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on October 15, 2015 to common stockholders of record as of September 30, 2015. During the fourth quarter of 2015, the board of directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on January 15, 2016 to common stockholders of record as of December 31, 2015.
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
During the first quarter of 2017, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on April 14, 2017 to common stockholders of record as of March 31, 2017. During the second quarter of 2017, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on July 14, 2017 to common stockholders of record as of June 30, 2017. During the third quarter of 2017, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on October 13, 2017 to common stockholders of record as of September 29, 2017. During the fourth quarter of 2017, the Company’s board of directors declared a quarterly cash dividend of $0.185 per share of common stock, payable on January 16, 2018 to common stockholders of record as of December 29, 2017.

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
The following table summarizes restricted stock award activity for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2015	394,697	$12.56
Granted	20,770	13.13
Vested	(121,899)	12.60
Forfeited	(7,500)	10.87
Unvested balance at December 31, 2016	286,068	12.63
Granted	254,534	15.46
Vested	(111,024)	12.82
Forfeited	(6,667)	15.21
Unvested balance at December 31, 2017	422,911	$14.19
The Company recognized $2.4 million, $1.5 million and $1.5 million of compensation expense associated with all grants for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $3.8 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 1.8 years.
On June 1, 2014, Ensign completed the separation of its healthcare business and its real estate business into two separate and independent publicly traded companies (the “Spin-Off”). In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2017, 27,200 shares vested or were forfeited. At December 31, 2017, there were 14,980 unvested restricted stock awards outstanding.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2017, 2016 and 2015, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$25,874	$29,353	$10,034
Less: Net income allocated to participating securities	(354)	(260)	(286)
Numerator for basic and diluted earnings available to common stockholders	$25,520	$29,093	$9,748
Denominator:
Weighted-average basic common shares outstanding	72,647	56,030	37,380
Weighted-average diluted common shares outstanding	72,647	56,030	37,380

Earnings per common share, basic	$0.35	$0.52	$0.26
Earnings per common share, diluted	$0.35	$0.52	$0.26
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per share for the years ended December 31, 2017, 2016 and 2015, as their inclusion would have been anti-dilutive.

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
In connection with the settlement and effective as of October 1, 2013, Ensign entered into a five-year corporate integrity agreement (the “CIA”) with the Office of Inspector General-Health and Human Serivces. The CIA acknowledges the existence of Ensign’s current compliance program, and requires that Ensign continue during the term of the CIA to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Ensign is also required to maintain several elements of its existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that Ensign conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. CONCENTRATION OF RISK
Major operator concentration – As of December 31, 2017, Ensign leased 92 skilled nursing, assisted living and independent living facilities which had a total of 9,698 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. As of December 31, 2017, Ensign represents $57.7 million, or 44%, of the Company’s revenues, exclusive of tenant reimbursements, on an annualized run-rate basis.
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

13. SUMMARIZED CONDENSED CONSOLIDATING INFORMATION
The Notes issued by the Operating Partnership and CareTrust Capital Corp. on May 10, 2017 are jointly and severally, fully and unconditionally, guaranteed by CareTrust REIT, Inc., as the parent guarantor (the “Parent Guarantor”), and the wholly owned subsidiaries of the Parent Guarantor other than the Issuers (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”), subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor is sold or sells all or substantially all of its assets, the Subsidiary Guarantor is designated “unrestricted” for covenant purposes under the indenture governing the Notes, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2017
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$805,826	$346,435	$—	$1,152,261
Other real estate investments	—	12,399	5,550	—	17,949
Cash and cash equivalents	—	6,909	—	—	6,909
Accounts and other receivables, net	—	2,945	2,309	—	5,254
Prepaid expenses and other assets	—	893	2	—	895
Deferred financing costs, net	—	1,718	—	—	1,718
Investment in subsidiaries	619,075	444,120	—	(1,063,195)	—
Intercompany	—	—	92,061	(92,061)	—
Total assets	$619,075	$1,274,810	$446,357	$(1,155,256)	$1,184,986
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$294,395	$—	$—	$294,395
Senior unsecured term loan, net	—	99,517	—	—	99,517
Unsecured revolving credit facility	—	165,000	—	—	165,000
Accounts payable and accrued liabilities	—	15,176	2,237	—	17,413
Dividends payable	14,044	—	—	—	14,044
Intercompany	—	92,061	—	(92,061)	—
Total liabilities	14,044	666,149	2,237	(92,061)	590,369
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,478,202 shares issued and outstanding as of December 31, 2017	755	—	—	—	755
Additional paid-in capital	783,237	546,097	321,761	(867,858)	783,237
Cumulative distributions in excess of earnings	(178,961)	62,564	122,359	(195,337)	(189,375)
Total equity	605,031	608,661	444,120	(1,063,195)	594,617
Total liabilities and equity	$619,075	$1,274,810	$446,357	$(1,155,256)	$1,184,986

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2016
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$527,639	$366,279	$—	$893,918
Other real estate investments	—	—	13,872	—	13,872
Cash and cash equivalents	—	7,500	—	—	7,500
Accounts and other receivables, net	—	3,743	2,153	—	5,896
Prepaid expenses and other assets	—	1,366	3	—	1,369
Deferred financing costs, net	—	2,803	—	—	2,803
Investment in subsidiaries	463,505	401,328	—	(864,833)	—
Intercompany	—	—	102,273	(102,273)	—
Total assets	$463,505	$944,379	$484,580	$(967,106)	$925,358
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$255,294	$—	$—	$255,294
Senior unsecured term loan, net	—	99,422	—	—	99,422
Unsecured revolving credit facility	—	95,000	—	—	95,000
Accounts payable and accrued liabilities	—	9,713	2,424	—	12,137
Dividends payable	11,075	—	—	—	11,075
Intercompany	—	21,445	80,828	(102,273)	—
Total liabilities	11,075	480,874	83,252	(102,273)	472,928
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 64,816,350 shares issued and outstanding as of December 31, 2016	648	—	—	—	648
Additional paid-in capital	611,475	429,453	321,761	(751,214)	611,475
Cumulative distributions in excess of earnings	(159,693)	34,052	79,567	(113,619)	(159,693)
Total equity	452,430	463,505	401,328	(864,833)	452,430
Total liabilities and equity	$463,505	$944,379	$484,580	$(967,106)	$925,358

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$60,464	$57,169	$—	$117,633
Tenant reimbursements	—	5,493	4,761	—	10,254
Independent living facilities	—	—	3,228	—	3,228
Interest and other income	—	215	1,652	—	1,867
Total revenues	—	66,172	66,810	—	132,982
Expenses:
Depreciation and amortization	—	20,048	19,111	—	39,159
Interest expense	—	24,196	—	—	24,196
Loss on the extinguishment of debt	—	11,883	—	—	11,883
Property taxes	—	5,493	4,761	—	10,254
Independent living facilities	—	—	2,733	—	2,733
Impairment of real estate investment	—	—	890	—	890
Reserve for advances and deferred rent	—	10,414	—	—	10,414
General and administrative	2,638	8,417	62	—	11,117
Total expenses	2,638	80,451	27,557	—	110,646
Gain on disposition of other real estate investment	—	—	3,538	—	3,538
Income in Subsidiary	28,512	42,791	—	(71,303)	—
Net income	$25,874	$28,512	$42,791	$(71,303)	$25,874

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$36,855	$56,271	$—	$93,126
Tenant reimbursements	—	2,978	4,868	—	7,846
Independent living facilities	—	—	2,970	—	2,970
Interest and other income	—	—	737	—	737
Total revenues	—	39,833	64,846	—	104,679
Expenses:
Depreciation and amortization	—	11,651	20,314	—	31,965
Interest expense	—	22,375	498	—	22,873
Loss on the extinguishment of debt	—	—	326	—	326
Property taxes	—	2,978	4,868	—	7,846
Acquisition costs	—	205	—	—	205
Independent living facilities	—	—	2,549	—	2,549
General and administrative	1,637	7,594	66	—	9,297
Total expenses	1,637	44,803	28,621	—	75,061
Loss on sale of real estate	—	—	(265)	—	(265)
Income in Subsidiary	30,990	35,960	—	(66,950)	—
Net income	$29,353	$30,990	$35,960	$(66,950)	$29,353

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$9,979	$56,000	$—	$65,979
Tenant reimbursements	—	655	4,842	—	5,497
Independent living facilities	—	—	2,510	—	2,510
Interest and other income	—	19	946	—	965
Total revenues	—	10,653	64,298	—	74,951
Expenses:
Depreciation and amortization	—	3,165	20,968	—	24,133
Interest expense	—	19,616	4,432	—	24,048
Loss on the extinguishment of debt	—	—	1,208	—	1,208
Property taxes	—	655	4,842	—	5,497
Independent living facilities	—	—	2,376	—	2,376
General and administrative	1,171	6,360	124	—	7,655
Total expenses	1,171	29,796	33,950	—	64,917
Income in Subsidiary	11,205	30,348	—	(41,553)	—
Net income	$10,034	$11,205	$30,348	$(41,553)	$10,034

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(222)	$25,745	$63,277	$—	$88,800
Cash flows from investing activities:
Acquisitions of real estate	—	(296,517)	—	—	(296,517)
Improvements to real estate	—	(681)	(67)	—	(748)
Purchases of equipment, furniture and fixtures	—	(309)	(94)	—	(403)
Investment in real estate mortgage loan receivable	—	(12,416)	—	—	(12,416)
Sale of other real estate investment	—	—	7,500	—	7,500
Principal payments received on mortgage loan receivable	—	25	—	—	25
Distribution from subsidiary	52,587	—	—	(52,587)	—
Intercompany financing	(169,235)	70,616	—	98,619	—
Net cash (used in) provided by investing activities	(116,648)	(239,282)	7,339	46,032	(302,559)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,323	—	—	—	170,323
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—	—	300,000
Borrowings under unsecured revolving credit facility	—	238,000	—	—	238,000
Payments on senior unsecured notes payable	—	(267,639)	—	—	(267,639)
Payments on unsecured revolving credit facility	—	(168,000)	—	—	(168,000)
Payments of deferred financing costs	—	(6,063)	—	—	(6,063)
Net-settle adjustment on restricted stock	(866)	—	—	—	(866)
Dividends paid on common stock	(52,587)	—	—	—	(52,587)
Distribution to Parent	—	(52,587)	—	52,587	—
Intercompany financing	—	169,235	(70,616)	(98,619)	—
Net cash provided by (used in) financing activities	116,870	212,946	(70,616)	(46,032)	213,168
Net decrease in cash and cash equivalents	—	(591)	—	—	(591)
Cash and cash equivalents beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents end of period	$—	$6,909	$—	$—	$6,909

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(91)	$9,253	$55,269	$—	$64,431
Cash flows from investing activities:
Acquisitions of real estate	—	(281,228)	—	—	(281,228)
Improvements to real estate	—	(485)	(277)	—	(762)
Purchases of equipment, furniture and fixtures	—	(81)	(70)	—	(151)
Preferred equity investments	—	—	(4,656)	—	(4,656)
Escrow deposits for acquisition of real estate	—	(700)	—	—	(700)
Net proceeds from the sale of real estate	—	—	2,855	—	2,855
Distribution from subsidiary	37,269	—	—	(37,269)	—
Intercompany financing	(199,796)	(41,901)	—	241,697	—
Net cash (used in) provided by investing activities	(162,527)	(324,395)	(2,148)	204,428	(284,642)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	200,402	—	—	—	200,402
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	100,000
Borrowings under unsecured revolving credit facility	—	255,000	—	—	255,000
Payments on unsecured revolving credit facility	—	(205,000)	—	—	(205,000)
Payments on the mortgage notes payable	—	—	(95,022)	—	(95,022)
Payments of deferred financing costs	—	(1,352)	—	—	(1,352)
Net-settle adjustment on restricted stock	(515)	—	—	—	(515)
Distribution to Parent	—	(37,269)	—	37,269	—
Dividends paid on common stock	(37,269)	—	—	—	(37,269)
Intercompany financing	—	199,796	41,901	(241,697)	—
Net cash provided by (used in) financing activities	162,618	311,175	(53,121)	(204,428)	216,244
Net decrease in cash and cash equivalents	—	(3,967)	—	—	(3,967)
Cash and cash equivalents beginning of period	—	11,467	—	—	11,467
Cash and cash equivalents end of period	$—	$7,500	$—	$—	$7,500

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15)	$(9,894)	$50,163	$—	$40,254
Cash flows from investing activities:
Acquisition of real estate	—	(232,466)	—	—	(232,466)
Improvements to real estate	—	(19)	(168)	—	(187)
Purchases of equipment, furniture and fixtures	—	(195)	(81)	—	(276)
Escrow deposits for acquisition of real estate	—	(1,750)	—	—	(1,750)
Net proceeds from the sale of real estate	—	—	30	—	30
Distribution from subsidiary	21,790	—	—	(21,790)	—
Intercompany financing	(162,803)	46,761	—	116,042	—
Net cash (used in) provided by investing activities	(141,013)	(187,669)	(219)	94,252	(234,649)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	162,963	—	—	—	162,963
Borrowings under unsecured revolving credit facility	—	45,000	—	—	45,000
Borrowings under senior secured revolving credit facility	—	35,000	—	—	35,000
Repayments of borrowings under senior secured revolving credit facility	—	(35,000)	—	—	(35,000)
Payments on the mortgage notes payable	—	—	(3,183)	—	(3,183)
Net-settle adjustment on restricted stock	(145)	—	—	—	(145)
Payments of deferred financing costs	—	(2,303)	—	—	(2,303)
Dividends paid on common stock	(21,790)	—	—	—	(21,790)
Distribution to Parent	—	(21,790)	—	21,790	—
Intercompany financing	—	162,803	(46,761)	(116,042)	—
Net cash provided by (used in) financing activities	141,028	183,710	(49,944)	(94,252)	180,542
Net decrease in cash and cash equivalents	—	(13,853)	—	—	(13,853)
Cash and cash equivalents, beginning of period	—	25,320	—	—	25,320
Cash and cash equivalents, end of period	$—	$11,467	$—	$—	$11,467

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly financial data for the Company. This information has been prepared on a basis consistent with that of the Company’s audited consolidated financial statements. The Company’s quarterly results of operations for the periods presented are not necessarily indicative of future results of operations. This unaudited quarterly data should be read together with the accompanying consolidated financial statements and related notes thereto (in thousands, except per share amounts):

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$30,608	$32,829	$32,948	$36,597
Net income	10,281	2,030	11,311	2,252
Earnings per common share, basic	0.15	0.03	0.15	0.03
Earnings per common share, diluted	0.15	0.03	0.15	0.03
Other data:
Weighted-average number of common shares outstanding, basic	66,951	72,564	75,471	75,476
Weighted-average number of common shares outstanding, diluted	66,951	72,564	75,471	75,476
	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$23,629	$25,701	$27,106	$28,243
Net income	5,502	7,631	7,832	8,388
Earnings per common share, basic	0.11	0.13	0.13	0.14
Earnings per common share, diluted	0.11	0.13	0.13	0.14
Other data:
Weighted-average number of common shares outstanding, basic	48,101	57,478	57,595	60,875
Weighted-average number of common shares outstanding, diluted	48,101	57,478	57,595	60,875

15. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
In connection with its lease of the Transitioned Facilities, Trillium is completing negotiations to upsize its working line of credit to fund day-to-day cash requirements associated with the new operations. As such, on January 2, 2018, the Company agreed to fund a bridge loan to Trillium of up to $11.0 million until the earlier of (i) March 31, 2018, (ii) the date that Trillium enters into a new credit facility such that Trillium may submit draw requests to the applicable lender, and (iii) the date on which the master lease with Trillium is terminated with respect to any facility incorporated in the borrowing base. Borrowings under the bridge loan accrue interest at a base rate of 8.0%. The bridge loan is collateralized by the accounts receivable of each borrower entity that is party to the bridge loan agreement. As of February 27, 2018, $10.9 million was outstanding under the bridge loan.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars in thousands)

				Initial Cost to Company			Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Costs Cap. Since Acq.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	—	257	976	926	257	1,902	2,159	1,040	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	2,443	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	618	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	2,217	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	2,935	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	2,872	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	2,034	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	3,074	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	1,724	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	2,285	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	2,486	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	2,085	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	1,884	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	1,764	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	2,201	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	1,785	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	1,804	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	1,113	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,661	470	10,376	10,846	5,276	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	792	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	1,238	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	1,524	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	735	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	1,940	2009	2008

San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	1,181	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	1,391	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	1,914	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	652	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	1,166	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	979	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	653	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	3,480	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	3,531	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	778	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	2,275	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	1,246	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	1,466	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	335	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	308	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	615	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	970	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	576	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	1,159	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	650	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	1,285	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	723	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	459	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	393	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	719	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	1,020	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	1,366	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	353	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	750	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	1,611	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	1,840	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	537	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	2,079	2011	2011
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	770	2013	2012

Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	702	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	1,334	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	200	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	2,542	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	1,410	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	396	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	552	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	421	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	258	2013	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	382	1960	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	565	1970	2013
Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	396	1966	2013
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	56	1,668	15,431	17,099	1,125	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	510	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	325	1987	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin, GA	—	251	7,855	—	251	7,855	8,106	491	2010	2015
CTR Partnership, L.P.	Pristine Senior Living of Beavercreek	Beavercreek, OH	—	892	17,159	—	892	17,159	18,051	965	2014	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverside	Cincinnati, OH	—	284	11,104	—	284	11,104	11,388	625	2012	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	68	833	18,154	18,987	1,025	1992	2015
CTR Partnership, L.P.	Premier Estates of Three Rivers	Cincinnati, OH	—	1,091	16,151	—	1,091	16,151	17,242	908	1967	2015
CTR Partnership, L.P.	Pristine Senior Living of Englewood	Englewood, OH	—	1,014	18,541	57	1,014	18,598	19,612	1,051	1962	2015
CTR Partnership, L.P.	Pristine Senior Living of Portsmouth	Portsmouth, OH	—	282	9,726	63	282	9,789	10,071	555	2008	2015
CTR Partnership, L.P.	Pristine Senior Living of Toledo	Toledo, OH	—	93	10,365	—	93	10,365	10,458	583	2007	2015
CTR Partnership, L.P.	Premier Estates of Oxford	Oxford, OH	—	211	8,772	27	211	8,799	9,010	497	1970	2015
CTR Partnership, L.P.	Pristine Senior Living of Bellbrook	Bellbrook, OH	—	214	2,573	—	214	2,573	2,787	145	2003	2015
CTR Partnership, L.P.	Pristine Senior Living of Xenia	Xenia, OH	—	205	3,564	—	205	3,564	3,769	200	1981	2015
CTR Partnership, L.P.	Pristine Senior Living of Jamestown	Jamestown, OH	—	266	4,725	22	266	4,747	5,013	269	1967	2015
CTR Partnership, L.P.	Casa de Paz Health Care Center	Sioux City, IA	—	119	7,727	—	119	7,727	7,846	370	1974	2016

CTR Partnership, L.P.	Denison Care Center	Denison, IA	—	96	2,784	—	96	2,784	2,880	133	2015	2016
CTR Partnership, L.P.	Garden View Care Center	Shenandoah, IA	—	105	3,179	—	105	3,179	3,284	152	2013	2016
CTR Partnership, L.P.	Grandview Health Care Center	Dayton, IA	—	39	1,167	—	39	1,167	1,206	56	2014	2016
CTR Partnership, L.P.	Grundy Care Center	Grundy Center, IA	—	65	1,935	—	65	1,935	2,000	93	2011	2016
CTR Partnership, L.P.	Iowa City Rehab and Health Care Center	Iowa City, IA	—	522	5,690	—	522	5,690	6,212	273	2014	2016
CTR Partnership, L.P.	Lenox Care Center	Lenox, IA	—	31	1,915	—	31	1,915	1,946	92	2012	2016
CTR Partnership, L.P.	Osage Rehabilitation and Health Care Center	Osage, IA	—	126	2,255	—	126	2,255	2,381	108	2014	2016
CTR Partnership, L.P.	Pleasant Acres Care Center	Hull, IA	—	189	2,544	—	189	2,544	2,733	122	2014	2016
CTR Partnership, L.P.	Cedar Falls Health Care Center	Cedar Falls, IA	—	324	4,366	—	324	4,366	4,690	191	2015	2016
CTR Partnership, L.P.	Premier Estates of Highlands	Norwood, OH	—	364	2,199	12	364	2,211	2,575	97	2012	2016
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	297	1989	2016
CTR Partnership, L.P.	The Oaks	Petaluma, CA	—	3,646	2,873	110	3,646	2,983	6,629	105	2015	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	379	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge - Rockwall	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	600	1984	2016
CTR Partnership, L.P.	Senior Care Health and Rehabilitation – Decatur	Decatur, TX	—	990	24,909	—	990	24,909	25,899	675	2013	2016
CTR Partnership, L.P.	Royse City Health and Rehabilitation Center	Royse City, TX	—	606	14,660	—	606	14,660	15,266	397	2009	2016
CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	119	1968	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	175	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	72	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	76	2014	2017
CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	71	2014	2017
CTR Partnership, L.P.	HOLLY LANE REHABILITATION AND HEALTHCARE CENTER	Nampa, ID	—	774	5,044	—	774	5,044	5,818	84	2011	2017
CTR Partnership, L.P.	THE RIO AT FOX HOLLOW	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	176	2016	2017

CTR Partnership, L.P.	THE RIO AT CABEZON	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	142	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	26	1993	2017
CTR Partnership, L.P.	Mountain View Rehabiliation and Healthcare Center	Portland, OR	—	1,481	2,216	—	1,481	2,216	3,697	27	2012	2017
CTR Partnership, L.P.	Kindred Nursing and Rehabilitation – Mountain Valley	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	65	1971	2017
CTR Partnership, L.P.	Kindred Nursing and Rehabilitation – Caldwell	Caldwell, ID	—	906	7,020	—	906	7,020	7,926	59	1947	2017
CTR Partnership, L.P.	Kindred Nursing and Rehabilitation – Canyon West	Caldwell, ID	—	312	10,410	—	312	10,410	10,722	87	1969	2017
CTR Partnership, L.P.	Kindred Transitional Care and Rehabilitation - Lewiston	Lewiston, ID	—	625	12,087	—	625	12,087	12,712	75	1964	2017
CTR Partnership, L.P.	Kindred Nursing and Rehabilitation - Nampa	Nampa, ID	—	785	8,923	—	785	8,923	9,708	56	1958	2017
CTR Partnership, L.P.	Kindred Nursing and Rehabilitation - Weiser	Weiser, ID	—	80	4,419	—	80	4,419	4,499	28	1964	2017
CTR Partnership, L.P.	Kindred Nursing and Rehabilitation – Aspen Park	Moscow, ID	—	698	5,092	—	698	5,092	5,790	32	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	—	681	6,587	7,268	55	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	—	607	4,801	5,408	40	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	—	1,602	4,536	6,138	38	2006	2017
CTR Partnership, L.P.	Victory Rehabilitation and Healthcare Center	Battle Ground, WA	—	320	500	—	320	500	820	4	2012	2017
CTR Partnership, L.P.	The Oaks at Forest Bay	Seattle, WA	—	6,347	815	—	6,347	815	7,162	5	1997	2017
CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,000	1,779	—	1,000	1,779	2,779	11	1989	2017
CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	445	869	—	445	869	1,314	5	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	124	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	—	2,897	14,700	17,597	92	1969	2017
CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	136	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	10	1973	2017
			—	113,098	672,815	80,996	112,088	754,821	866,909	111,561

Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	4,366	2011	1999
Sky Holdings AZ LLC	Bella Vita (Desert Sky)	Glendale, AZ	—	289	1,428	1,752	289	3,180	3,469	1,678	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	494	1,159	4,853	494	6,012	6,506	2,580	2012	2009
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	1,696	2008	2011
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	2,394	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	677	1978	2011
4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	678	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	679	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	518	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	338	2012	2012
CTR Partnership, L.P.	Pristine Senior Living of Dayton-Centerville	Dayton, OH	—	3,912	22,458	90	3,912	22,548	26,460	1,275	2007	2015
CTR Partnership, L.P.	Pristine Senior Living of Willard	Willard, OH	—	143	11,097	50	143	11,147	11,290	630	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown/Premier Retirement Estates of Middletown	Middletown, OH	—	990	7,484	67	990	7,551	8,541	430	1985	2015
CTR Partnership, L.P.	Premier Estates of Norwood Towers/Premier Retirement Estates of Norwood Towers	Norwood, OH	—	1,316	10,071	4	1,316	10,075	11,391	441	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	585	1986	2016
CTR Partnership, L.P.	Senior Care Health & The Residences	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	756	2014	2016
			—	13,774	138,162	10,002	13,774	148,164	161,938	19,721
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	1,092	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	2,768	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	315	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	601	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	916	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	636	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	1,722	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	621	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	337	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	740	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	753	1967	2013

Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	287	1995	2013
CTR Partnership, L.P.	Lily & Syringa ALF	Idaho Falls, ID	—	70	2,674	—	70	2,674	2,744	206	1995	2014
CTR Partnership, L.P.	Caring Hearts	Pocatello, ID	—	80	3,404	—	80	3,404	3,484	263	2008	2014
CTR Partnership, L.P.	Turtle & Crain ALF	Idaho Falls, ID	—	110	5,427	—	110	5,427	5,537	418	2013	2014
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	—	430	6,714	7,144	504	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,114	3	250	6,117	6,367	459	2011	2014
CTR Partnership, L.P.	Bristol Court Assisted Living	Saint Petersburg, FL	—	645	7,322	—	645	7,322	7,967	458	2010	2015
CTR Partnership, L.P.	Asbury Place Assisted Living	Pensacola, FL	—	212	4,992	—	212	4,992	5,204	291	1997	2015
CTR Partnership, L.P.	New Haven Assisted Living of San Angelo	San Angelo, TX	—	284	4,478	—	284	4,478	4,762	215	2012	2016
CTR Partnership, L.P.	Priority Life Care of Fort Wayne	Fort Wayne, IN	—	452	8,703	—	452	8,703	9,155	399	2015	2016
CTR Partnership, L.P.	Priority Life Care of West Allis	West Allis, WI	—	97	6,102	—	97	6,102	6,199	279	2013	2016
CTR Partnership, L.P.	Priority Life Care of Baltimore	Baltimore, MD	—	—	3,697	—	—	3,697	3,697	169	2014	2016
CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	—	1,489	3,531	5,020	162	1980	2016
CTR Partnership, L.P.	English Meadows Elks Home Campus	Bedford, VA	—	451	9,023	142	451	9,165	9,616	386	2014	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	—	312	6,919	7,231	288	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	131	4,157	4,288	173	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	—	603	9,326	9,929	369	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	—	241	4,112	4,353	162	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	—	492	9,199	9,691	364	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	302	5,773	6,075	228	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	128	1984	2016
CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	—	493	14,002	14,495	321	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	—	356	10,812	11,168	248	2016	2017
CTR Partnership, L.P.	Tangerine Cove of Brooksville	Brooksville, FL	—	995	927	—	995	927	1,922	15	1984	2017
CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	70	2016	2017
CTR Partnership, L.P.	Amerisist of Culpeper	Culpepper, VA	—	318	3,897	—	318	3,897	4,215	27	1997	2017
CTR Partnership, L.P.	Amerisist of Louisa	Louisa, VA	—	407	4,660	—	407	4,660	5,067	33	2002	2017
CTR Partnership, L.P.	Amerisist of Warrenton	Warrenton, VA	—	1,238	7,247	—	1,238	7,247	8,485	50	1999	2017
			—	24,611	196,879	4,356	24,611	201,235	225,846	17,473
Independent Living Properties:
Hillendahl Health Holdings LLC	Cottages at Golden Acres	Dallas, TX	—	315	1,769	302	315	2,071	2,386	979	1984	2009

Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	158	411	2,470	2,881	891	1994	2011
Hillview Health Holdings LLC	Lakeland Hills ALF	Dallas, TX	—	680	4,872	972	680	5,844	6,524	1,560	1996	2011
			—	1,406	8,953	1,432	1,406	10,385	11,791	3,430
			—	$152,889	$1,016,809	$96,786	$151,879	$1,114,605	$1,266,484	$152,185

(1) The aggregate cost of real estate for federal income tax purposes was $1.3 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars in thousands)

	Year Ended December 31,
Real estate:	2017	2016	2015
Balance at the beginning of the period	$986,215	$718,764	$492,486
Acquisitions	280,477	270,601	226,078
Improvements	744	726	230
Sales of real estate	(952)	(3,876)	(30)
Balance at the end of the period	$1,266,484	$986,215	$718,764
Accumulated depreciation:
Balance at the beginning of the period	$(121,797)	$(97,667)	$(78,897)
Depreciation expense	(30,493)	(25,001)	(18,770)
Sales of real estate	105	871	—
Balance at the end of the period	$(152,185)	$(121,797)	$(97,667)

SCHEDULE IV
MORTGAGE LOAN ON REAL ESTATE
DECEMBER 31, 2017
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value

Mortgage:
Providence Group	9.0%	2020	(1)	$—	$12,517	$12,399

Loan Loss Allowance				—	—	—
				$—	$12,517	$12,399

(1) Commencing on November 1, 2017 and on the first day of each calendar month thereafter.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2017	2016	2015

Balance at beginning of period	$—	$—	$—
Additions during period:
New mortgage loan	12,542	—	—
Interest income added to principal		—	—
Deductions during period:
Paydowns/Repayments	(25)	—	—
Balance at end of the period	$12,517	$—	$—