Form 10-Q
period 2018-03-31
CareTrust REIT, Inc.
filed 2018-05-08
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 7, 2018, there were 76,137,828 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets:
Real estate investments, net	$1,177,140	$1,152,261
Other real estate investments, net	18,031	17,949
Cash and cash equivalents	14,195	6,909
Accounts and other receivables, net	5,999	5,254
Prepaid expenses and other assets	1,919	895
Deferred financing costs, net	1,447	1,718
Total assets	$1,218,731	$1,184,986
Liabilities and Equity:
Senior unsecured notes payable, net	$294,584	$294,395
Senior unsecured term loan, net	99,540	99,517
Unsecured revolving credit facility	200,000	165,000
Accounts payable and accrued liabilities	15,111	17,413
Dividends payable	15,608	14,044
Total liabilities	624,843	590,369
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,522,046 and 75,478,202 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	755	755
Additional paid-in capital	783,509	783,237
Cumulative distributions in excess of earnings	(190,376)	(189,375)
Total equity	593,888	594,617
Total liabilities and equity	$1,218,731	$1,184,986
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$33,816	$27,339
Tenant reimbursements	2,968	2,321
Independent living facilities	799	793
Interest and other income	518	155
Total revenues	38,101	30,608
Expenses:
Depreciation and amortization	11,577	9,076
Interest expense	7,092	5,879
Property taxes	2,968	2,321
Independent living facilities	716	661
General and administrative	3,192	2,390
Total expenses	25,545	20,327
Other income:
Gain on sale of real estate	2,051	—
Net income	$14,607	$10,281
Earnings per common share:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15
Weighted-average number of common shares:
Basic	75,504	66,951
Diluted	75,504	66,951
Dividends declared per common share	$0.205	$0.185
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2016	64,816,350	$648	$611,475	$(159,693)	$452,430
Issuance of common stock, net	10,573,089	106	170,213	—	170,319
Vesting of restricted common stock, net of shares withheld for employee taxes	88,763	1	(867)	—	(866)
Amortization of stock-based compensation	—	—	2,416	—	2,416
Common dividends ($0.74 per share)	—	—	—	(55,556)	(55,556)
Net income	—	—	—	25,874	25,874
Balance at December 31, 2017	75,478,202	755	783,237	(189,375)	594,617
Issuance of common stock, net	—	—	(27)	—	(27)
Vesting of restricted common stock, net of shares withheld for employee taxes	43,844	—	(605)	—	(605)
Amortization of stock-based compensation	—	—	904	—	904
Common dividends ($0.205 per share)	—	—	—	(15,608)	(15,608)
Net income	—	—	—	14,607	14,607
Balance at March 31, 2018	75,522,046	$755	$783,509	$(190,376)	$593,888
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$14,607	$10,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	11,582	9,080
Amortization of deferred financing costs	484	561
Amortization of stock-based compensation	904	536
Straight-line rental income	(591)	(72)
Noncash interest income	(106)	(155)
Gain on sale of real estate	(2,051)	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(155)	(1,964)
Prepaid expenses and other assets	(36)	13
Accounts payable and accrued liabilities	(2,579)	1,886
Net cash provided by operating activities	22,059	20,166
Cash flows from investing activities:
Acquisitions of real estate	(47,103)	(54,568)
Improvements to real estate	(11)	(89)
Purchases of equipment, furniture and fixtures	(27)	(117)
Principal payments received on mortgage loan receivable	23	—
Escrow deposits for acquisition of real estate	(1,000)	(700)
Net proceeds from the sale of real estate	13,004	—
Net cash used in investing activities	(35,114)	(55,474)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	(10)	108,166
Borrowings under unsecured revolving credit facility	60,000	45,000
Payments on unsecured revolving credit facility	(25,000)	(113,000)
Net-settle adjustment on restricted stock	(605)	—
Dividends paid on common stock	(14,044)	(11,075)
Net cash provided by financing activities	20,341	29,091
Net increase (decrease) in cash and cash equivalents	7,286	(6,217)
Cash and cash equivalents, beginning of period	6,909	7,500
Cash and cash equivalents, end of period	$14,195	$1,283
Supplemental disclosures of cash flow information:
Interest paid	$2,675	$1,513
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$1,564	$2,347
Application of escrow deposit to acquisition of real estate	$—	$700
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2018, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 188 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 18,528 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of March 31, 2018, the Company also had other real estate investments consisting of two preferred equity investments totaling $5.6 million and a mortgage loan receivable of $12.5 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the net-leased skilled nursing, assisted living and independent living facilities, (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investments and the mortgage loan receivable.
The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.
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

Real Estate Acquisition Valuation— In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company records the acquisition of income-producing real estate as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured at their acquisition date fair values. For transactions that are

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are asset acquisitions, acquisition costs are capitalized as incurred.
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
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company’s management to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

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
In the event of impairment, the fair value of the real estate investment is determined by market research, which includes valuing the property in its current use as well as other alternative uses, and involves significant judgment. Management’s estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. The Company’s ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While the Company believes its assumptions are reasonable, changes in these assumptions may have a material impact on financial results.
Other Real Estate Investments — Included in Other Real Estate Investments are two preferred equity investments and one mortgage loan receivable. Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

joint venture. The Company anticipates any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Deferred financing costs on the Company’s Notes and Term Loan (each as defined in Note 6, Debt below) are netted against the outstanding debt amounts on the Company’s balance sheet. Deferred financing costs on the Company’s Revolving Facility (as defined in Note 6, Debt below) are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in the Company’s condensed consolidated income statements. Accumulated amortization of deferred financing costs was $3.6 million and $3.2 million at March 31, 2018 and December 31, 2017, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s consolidated condensed income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three months ended March 31, 2018 and 2017, such tenant reimbursement revenues consisted of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of March 31, 2018 and December 31, 2017, accounts and other receivables, net included a $0.8 million reserve for unpaid cash rents and a $9.6 million reserve for other tenant receivables

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

related to the properties previously net leased to subsidiaries of Pristine Senior Living, LLC (“Pristine”). See Note 13, Subsequent Events for further discussion.
The Company evaluates the collectability of the straight-line rent receivable balances on an ongoing basis and provides reserves against receivables it determines may not be fully recoverable. The Company recorded revenues of $0.6 million and $0.1 million in excess of cash received during the three months ended March 31, 2018 and 2017, respectively. Accounts and other receivables, net included $1.1 million and $0.5 million in straight-line rent receivables at March 31, 2018 and December 31, 2017, respectively.
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
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. See Note 8, Stock-Based Compensation, for further discussion.
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
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these Notes to the Condensed Consolidated Financial Statements are presented on an unaudited basis.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations for which it is the lessee. As of March 31,

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

2018, the remaining contractual payments under the Company’s lease agreements aggregated $0.3 million. Additionally, ASC 842 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASC 842, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the three months ended March 31, 2018, the Company did not capitalize any allocated payroll costs. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard requires the use of the modified retrospective transition method. The Company continues to assess the potential effect that the adoption of ASC 842 will have on the Company’s consolidated financial statements; however, the Company expects that its tenant recoveries will be separated into lease and non-lease components. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, insurance), will be accounted for under ASC 842. Tenant recoveries that qualify as non-lease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, will be accounted for under the new revenue recognition ASC 606 upon adoption of the new lease ASC 842 on January 1, 2019 for any new lease or any modified lease. In January 2018, the FASB issued a proposed amendment to the lease ASC 842 that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling price. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and the combined single lease component would be classified as an operating lease. The FASB directed its staff to draft a final ASU at its March 28, 2018 meeting but the final ASU has not yet been released.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

Recent Accounting Standards Adopted by the Company

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the ASC. ASC 606 does not apply to lease contracts within the scope of Leases (Topic 840). Based on a review of the Company’s revenue streams from independent living facilities, the Company’s consolidated financial statements include revenues generated through services provided to residents of independent living facilities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities, such as meals, transportation and activities. While these revenue streams are subject to the application of Topic 606, the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. Therefore, the adoption of ASC 606 did not have a material effect on the Company’s condensed consolidated financial statements since the revenue recognition under ASC 606 is similar to the recognition pattern prior to the adoption of ASC 606.

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize the Company’s investment in owned properties as of March 31, 2018 and December 31, 2017 (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	March 31, 2018	December 31, 2017
Land	$153,584	$151,879
Buildings and improvements	1,145,574	1,114,605
Integral equipment, furniture and fixtures	83,323	80,729
Identified intangible assets	2,382	2,382
Real estate investments	1,384,863	1,349,595
Accumulated depreciation	(207,723)	(197,334)
Real estate investments, net	$1,177,140	$1,152,261
As of March 31, 2018, 92 of the Company’s 188 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of March 31, 2018, annualized revenues from the Ensign Master Leases were $57.7 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of March 31, 2018, 96 of the Company’s 188 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of March 31, 2018 are the independent living facilities that the Company owns and operates.
The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 80 years.
As of March 31, 2018, the Company’s total future minimum rental revenues for all of its tenants were (dollars in thousands):

Year	Amount
Remaining 2018	$102,487
2019	135,574
2020	134,503
2021	134,756
2022	135,013
Thereafter	1,108,559
$1,750,892

Recent Real Estate Acquisitions

The following table summarizes the Company’s acquisitions for the three months ended March 31, 2018 (dollar amounts in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Type of Property	Purchase Price(1)	Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$47,369	$4,275	6	522
Multi-service campuses	—	—	—	—
Assisted living	—	—	—	—
Total	$47,369	$4,275	$6	522

(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units include operating beds at acquisition date.

Sale of Real Estate Investments

During the three months ended March 31, 2018, the Company sold three assisted living facilities consisting of 102 units located in Idaho with an aggregate carrying value of $10.9 million for an aggregate price of $13.0 million. In connection with the sale, the Company recognized a gain of $2.1 million.

4. OTHER REAL ESTATE INVESTMENTS

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT holds an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter 2017 and began lease-up during the first quarter of 2018.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment will be used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT holds an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter 2018 and is expected to begin lease-up in the second quarter of 2018.
During the three months ended March 31, 2018 and 2017, the Company recognized $0.1 million and $0.2 million, respectively, in interest income from its preferred equity investments, of which none was received in cash. Any unpaid amounts were added to the outstanding carrying values of the preferred equity investments.
In October 2017, the Company provided the Providence Group a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, which bears a fixed interest rate of 9%. The mortgage loan requires Providence Group to make monthly principal and interest payments and is set to mature on October 26, 2020. During the three months ended March 31, 2018, the Company recognized $0.3 million of interest income related to the mortgage loan.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 using Level 2 inputs for the Notes (as defined in Note 6, Debt below), and Level 3 inputs for all other financial instruments, is as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,645	$5,610	$4,531	$5,550	$5,423
Mortgage loan receivable	12,483	12,494	12,483	12,517	12,399	12,517
Financial liabilities:
Senior unsecured notes payable	$300,000	$294,584	$302,250	$300,000	$294,395	$307,500
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
Senior unsecured notes payable: The fair value of the Notes was determined using third-party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(5,416)	$294,584	$300,000	$(5,605)	$294,395
Senior unsecured term loan	100,000	(460)	99,540	100,000	(483)	99,517
Unsecured revolving credit facility	200,000	—	200,000	165,000	—	165,000
	$600,000	$(5,876)	$594,124	$565,000	$(6,088)	$558,912

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
As of March 31, 2018, the Company was in compliance with all applicable financial covenants under the indenture.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Revolving Facility were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving Facility, the “Credit Facility”) was funded, and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Revolving Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness under the Fifth Amended and Restated Loan Agreement, dated May 30, 2014 with General Electric Capital Corporation, as agent and lender, and the other lenders party thereto. The Company expects to use borrowings under the Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes.
As of March 31, 2018, there was $200.0 million outstanding under the Revolving Facility.
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
The Credit Facility is guaranteed, jointly and severally, by the Company and its wholly-owned subsidiaries that are party to the Credit Agreement (other than the Operating Partnership). The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of March 31, 2018, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the three months ended March 31, 2018, the Company incurred $7.1 million of interest expense, which included $0.5 million of amortization of deferred financing costs. During the three months ended March 31, 2017, the Company incurred $5.9 million of interest expense, which included $0.6 million of amortization of deferred financing costs. As of March 31, 2018 and December 31, 2017, the Company’s interest payable was $5.3 million and $1.4 million, respectively.

7. EQUITY
Common Stock
At-The-Market Offering—During the second quarter of 2017, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of its common stock through an

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

“at-the-market” equity offering program (the “ATM Program”). At the time the ATM Program commenced in May 2017, the Company’s at-the-market equity offering program entered into during 2016, which had been substantially depleted, was permanently discontinued. As of March 31, 2018, the Company had approximately $236.1 million available for future issuances under the ATM Program.
There was no ATM Program activity for the three months ended March 31, 2018.

Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2018:

For the Three Months Ended
March 31, 2018
Dividends declared	$0.205
Dividends payment date	April 13, 2018

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
Restricted Stock Awards — In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the three months ended March 31, 2018, 7,600 shares vested or were forfeited. As of March 31, 2018, there were 7,380 unvested restricted stock awards outstanding.
In February 2018, the Compensation Committee of the Company’s Board of Directors granted 141,060 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date, and the shares vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, the Compensation Committee granted 120,460 of performance stock awards to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date, and the shares may vest if the threshold performance criterion is met.
The following table summarizes the stock-based compensation expense recognized for 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$904	$536
As of March 31, 2018, there was $6.9 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.5 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2018 and 2017, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$14,607	$10,281
Less: Net income allocated to participating securities	(126)	(102)
Numerator for basic and diluted earnings available to common stockholders	$14,481	$10,179
Denominator:
Weighted-average basic common shares outstanding	75,504	66,951
Weighted-average diluted common shares outstanding	75,504	66,951

Earnings per common share, basic	$0.19	$0.15
Earnings per common share, diluted	$0.19	$0.15
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three months ended March 31, 2018 and 2017, as their inclusion would have been anti-dilutive.

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
In connection with the settlement and effective as of October 1, 2013, Ensign entered into a five-year corporate integrity agreement (the “CIA”) with the Office of Inspector General-Health and Human Services. The CIA acknowledges the existence of Ensign’s current compliance program, and requires that Ensign continue, during the term of the CIA, to maintain a compliance program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs. Ensign is also required to maintain several elements of its existing program during the term of the CIA, including maintaining a compliance officer, a compliance committee of the board of directors, and a code of conduct. The CIA requires that Ensign conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

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

11. CONCENTRATION OF RISK
Major operator concentrations – As of March 31, 2018, Ensign leased 92 skilled nursing, assisted living and independent living facilities which had a total of 9,745 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

properties are California, Texas, Utah and Arizona. As of March 31, 2018, Ensign represents $57.7 million, or 42%, of the Company’s revenues, exclusive of tenant reimbursements, on an annualized run-rate basis.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2018
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$835,324	$341,816	$—	$1,177,140
Other real estate investments	—	12,387	5,644	—	18,031
Cash and cash equivalents	—	14,195	—	—	14,195
Accounts and other receivables, net	—	3,875	2,124	—	5,999
Prepaid expenses and other assets	—	1,916	3	—	1,919
Deferred financing costs, net	—	1,447	—	—	1,447
Investment in subsidiaries	609,496	454,075	—	(1,063,571)	—
Intercompany	—	—	106,810	(106,810)	—
Total assets	$609,496	$1,323,219	$456,397	$(1,170,381)	$1,218,731
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$294,584	$—	$—	$294,584
Senior unsecured term loan, net	—	99,540	—	—	99,540
Unsecured revolving credit facility	—	200,000	—	—	200,000
Accounts payable and accrued liabilities	—	12,789	2,322	—	15,111
Dividends payable	15,608	—	—	—	15,608
Intercompany	—	106,810	—	(106,810)	—
Total liabilities	15,608	713,723	2,322	(106,810)	624,843
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,522,046 shares issued and outstanding as of March 31, 2018	755	—	—	—	755
Additional paid-in capital	783,509	531,420	321,761	(853,181)	783,509
Cumulative distributions in excess of earnings	(190,376)	78,076	132,314	(210,390)	(190,376)
Total equity	593,888	609,496	454,075	(1,063,571)	593,888
Total liabilities and equity	$609,496	$1,323,219	$456,397	$(1,170,381)	$1,218,731

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$19,398	$14,418	$—	$33,816
Tenant reimbursements	—	1,764	1,204	—	2,968
Independent living facilities	—	—	799	—	799
Interest and other income	—	423	95	—	518
Total revenues	—	21,585	16,516	—	38,101
Expenses:
Depreciation and amortization	—	6,937	4,640	—	11,577
Interest expense	—	7,092	—	—	7,092
Property taxes	—	1,764	1,204	—	2,968
Independent living facilities	—	—	716	—	716
General and administrative	904	2,288	—	—	3,192
Total expenses	904	18,081	6,560	—	25,545
Gain on sale of real estate	—	2,051	—	—	2,051
Income in Subsidiary	15,511	9,956	—	(25,467)	—
Net income	$14,607	$15,511	$9,956	$(25,467)	$14,607

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$13,223	$14,116	$—	$27,339
Tenant reimbursements	—	1,078	1,243	—	2,321
Independent living facilities	—	—	793	—	793
Interest and other income	—	—	155	—	155
Total revenues	—	14,301	16,307	—	30,608
Expenses:
Depreciation and amortization	—	4,186	4,890	—	9,076
Interest expense	—	5,879	—	—	5,879
Property taxes	—	1,078	1,243	—	2,321
Independent living facilities	—	—	661	—	661
General and administrative	550	1,840	—	—	2,390
Total expenses	550	12,983	6,794	—	20,327
Income in Subsidiary	10,831	9,513	—	(20,344)	—
Net income	$10,281	$10,831	$9,513	$(20,344)	$10,281

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$7,295	$14,764	$—	$22,059
Cash flows from investing activities:
Acquisitions of real estate	—	(47,103)	—	—	(47,103)
Improvements to real estate	—	—	(11)	—	(11)
Purchases of equipment, furniture and fixtures	—	(23)	(4)	—	(27)
Principal payments received on mortgage loan receivable	—	23	—	—	23
Escrow deposit for acquisition of real estate	—	(1,000)	—	—	(1,000)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from subsidiary	14,044	—	—	(14,044)	—
Intercompany financing	615	14,749	—	(15,364)	—
Net cash provided by (used in) investing activities	14,659	(20,350)	(15)	(29,408)	(35,114)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	(10)	—	—	—	(10)
Borrowings under unsecured revolving credit facility	—	60,000	—	—	60,000
Payments on unsecured revolving credit facility	—	(25,000)	—	—	(25,000)
Net-settle adjustment on restricted stock	(605)	—	—	—	(605)
Dividends paid on common stock	(14,044)	—	—	—	(14,044)
Distribution to Parent	—	(14,044)	—	14,044	—
Intercompany financing	—	(615)	(14,749)	15,364	—
Net cash (used in) provided by financing activities	(14,659)	20,341	(14,749)	29,408	20,341
Net decrease in cash and cash equivalents	—	7,286	—	—	7,286
Cash and cash equivalents beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents end of period	$—	$14,195	$—	$—	$14,195

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(14)	$6,001	$14,179	$—	$20,166
Cash flows from investing activities:
Acquisitions of real estate	—	(54,568)	—	—	(54,568)
Improvements to real estate	—	(64)	(25)	—	(89)
Purchases of equipment, furniture and fixtures	—	(93)	(24)	—	(117)
Escrow deposits for acquisition of real estate	—	(700)	—	—	(700)
Net proceeds from the sale of real estate	—	—	—	—	—
Distribution from subsidiary	11,075	—	—	(11,075)	—
Intercompany financing	(108,152)	14,130	—	94,022	—
Net cash (used in) provided by investing activities	(97,077)	(41,295)	(49)	82,947	(55,474)
Cash flows from financing activities:					—
Proceeds from the issuance of common stock, net	108,166	—	—	—	108,166
Borrowings under unsecured revolving credit facility	—	45,000	—	—	45,000
Payments on unsecured revolving credit facility	—	(113,000)	—	—	(113,000)
Dividends paid on common stock	(11,075)	—	—	—	(11,075)
Distribution to Parent	—	(11,075)	—	11,075	—
Intercompany financing	—	108,152	(14,130)	(94,022)	—
Net cash provided by (used in) financing activities	97,091	29,077	(14,130)	(82,947)	29,091
Net decrease in cash and cash equivalents	—	(6,217)	—	—	(6,217)
Cash and cash equivalents beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents end of period	$—	$1,283	$—	$—	$1,283

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Lease Amendments and Related Agreements
Pristine Lease Termination. On February 27, 2018 (the “LTA Effective Date”) the Company entered into a Lease Termination Agreement (the “LTA”) with Pristine under which Pristine agreed to surrender the facilities retained (the “Retained Facilities”) by Pristine under the Pristine master lease, as amended (as amended, the “Lease”) to an operator or operators designated by the Company in its sole and absolute discretion, in a transaction or transactions similar to the one effected in December 2017. Pursuant to the LTA, the operational transfers of the Retained Facilities were to occur within 180 days of the LTA Effective Date, and Pristine agreed to make commercially reasonable efforts to facilitate such transfers. Pristine further agreed that, until the date or dates upon which such operational transfers occurred (each an “LTA Transition Date”), Pristine would continue to operate the Retained Facilities, collect revenues, pay payroll and other current operating expenses, pay the scheduled base rent and, to the extent of funds available, pay additional rent due under the Lease. To the extent the operations were unable to fund the additional rent, the Company agreed to fund the impound account as needed to meet current real property tax and franchise permit fee liabilities accruing, if any, through the LTA Transition Date(s). The Company determined that it will continue to (i) recognize Pristine rental revenues on a cash basis, and (ii) reserve the outstanding obligations of Pristine to the Company as of December 31, 2017, consisting of $6.3 million in property tax reimbursements and advances of 2016 and 2017 franchise permit fees made during the year ended December 31, 2017, $3.3 million of 2017 property tax reimbursements and franchise permit fees expected to be advanced after December 31, 2017 and $0.8 million of unpaid base rent from September 2017.
Under the LTA, and upon Pristine’s full performance of the terms thereof, the Company agreed to terminate the Lease and all future obligations of the tenant thereunder; however, under the terms of the Lease, the Company’s security interest in Pristine’s accounts receivable will survive any such termination. Such security interest is subject to the prior lien and security interest of Pristine’s working capital lender, Capital One, National Association (“CONA”), with whom the Company has an existing intercreditor agreement that defines the relative rights and responsibilities of CONA and the Company with respect to the loan and lease collateral represented by Pristine’s accounts receivable and its respective security interests therein.
Pursuant to the LTA, on May 1, 2018 the operations of the Retained Facilities were transferred to Trio Healthcare, Inc. (“Trio”) and Hillstone Healthcare, Inc. (“Hillstone”). Trio assumed operations in seven facilities based primarily in the Dayton, Ohio area under a new 15-year master lease, while Hillstone assumed the operation of the two facilities in Willard and Toledo, Ohio under a new 12-year master lease. The aggregate annual base rent due under the new master leases with Trio and Hillstone is approximately $10.0 million, with standard CPI-based escalators.
OnPointe Lease Terminations. On March 12, 2018, the Company terminated two separate facility leases between the Company and affiliates of OnPointe Health (“OnPointe”), which covered two properties located in Albuquerque, New Mexico and Brownsville, Texas. The Brownsville lease termination also terminated an option agreement which would have granted the tenant the right, under certain circumstances, to purchase the Brownsville property. OnPointe continued to operate the facilities following the lease terminations, and worked cooperatively with the Company to effectuate an orderly transfer of the operations in the two properties to two existing CareTrust tenants.
On May 1, 2018, OnPointe completed the operational transfers of both facilities. An affiliate of Eduro Healthcare, LLC (“Eduro”) assumed operational responsibility for the Albuquerque property, and the Company entered into a lease amendment with Eduro amending their existing master lease with the Company to add the Albuquerque property thereto. An affiliate of Providence Group, Inc. (“Providence”) assumed operational responsibility for the Brownsville property, and the Company entered into a lease amendment with Providence amending their existing master lease with the Company to add the Brownsville property thereto. The aggregate annual base rent increase under the Eduro and Providence master leases, as amended, is approximately equivalent to the aggregate annual base rent the Company was receiving under the two OnPointe leases.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the completed Spin-Off (as defined below); (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them and the ability and willingness of the Ensign Group, Inc. (“Ensign”) to meet and/or perform its other contractual arrangements that it entered into with us in connection with the Spin-Off, and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of March 31, 2018, the 92 facilities leased to Ensign had a total of 9,745 beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 96 remaining leased properties had a total of 8,783 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, New Mexico, North Carolina, Oregon, Texas, Virginia, Washington and Wisconsin. We also own and operate three ILFs which had a total of 264 units located in Texas and Utah. As of March 31, 2018, we also had other real estate investments consisting of $5.6 million for two preferred equity investments and a mortgage loan receivable of $12.5 million.

Recent Transactions

Recent Investments

From January 1, 2018 through May 8, 2018, we acquired six properties (comprising six SNFs) for approximately $47.4 million, which include actual and estimated capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $4.3 million and an initial blended yield of approximately 9.0%. See Note 3, Real Estate Investments, Net in the Notes to Condensed Consolidated Financial Statements for additional information.

Lease Amendments and Related Agreements

Pristine Lease Termination. On February 27, 2018 (the “LTA Effective Date”) we entered into a Lease Termination Agreement (the “LTA”) with affiliates of Pristine Senior Living, LLC (“Pristine”) under which Pristine agreed to surrender the facilities retained (the “Retained Facilities”) by Pristine under the Pristine master lease, as amended (as amended, the “Lease”) to an operator or operators designated by us in our sole and absolute discretion, in a transaction or transactions similar to the one effected in December 2017. Pursuant to the LTA, the operational transfers of the Retained Facilities were to occur within 180 days of the LTA Effective Date, and Pristine agreed to make commercially reasonable efforts to facilitate such transfers. Pristine further agreed that, until the date or dates upon which such operational transfers occurred (each an “LTA Transition Date”), Pristine would continue to operate the Retained Facilities, collect revenues, pay payroll and other current operating expenses, pay the scheduled base rent and, to the extent of funds available, pay additional rent due under the Lease. To the extent the operations were unable to fund the additional rent, we agreed to fund the impound account as needed to meet current real property tax and franchise permit fee liabilities accruing, if any, through the LTA Transition Date(s). We have determined that we will continue to (i) recognize Pristine rental revenues on a cash basis, and (ii) reserve the outstanding obligations of Pristine to us as of December 31, 2017, consisting of $6.3 million in property tax reimbursements and advances of 2016 and 2017 franchise permit fees made during the year ended December 31, 2017, $3.3 million of 2017 property tax reimbursements and franchise permit fees expected to be advanced after December 31, 2017 and $0.8 million of unpaid base rent from September 2017.
Under the LTA we agreed, upon Pristine’s full performance of the terms thereof, to terminate the Lease and all future obligations of the tenant thereunder; however, under the terms of the Lease our security interest in Pristine’s accounts receivable will survive any such termination. Such security interest is subject to the prior lien and security interest of Pristine’s working capital lender, Capital One, National Association (“CONA”), with whom we have an existing intercreditor agreement that defines the relative rights and responsibilities of CONA and us with respect to the loan and lease collateral represented by Pristine’s accounts receivable and our respective security interests therein.
Pursuant to the LTA, on May 1, 2018 the operations of the Retained Facilities were transferred to Trio Healthcare, Inc. (“Trio”) and Hillstone Healthcare, Inc. (“Hillstone”). Trio assumed operations in seven facilities based primarily in the Dayton, Ohio area under a new 15-year master lease, while Hillstone assumed the operation of the two facilities in Willard and Toledo, Ohio under a new 12-year master lease. The aggregate annual base rent due under the new master leases with Trio and Hillstone is approximately $10.0 million, with standard CPI-based escalators.
OnPointe Lease Terminations. On March 12, 2018, we terminated two separate facility leases between us and affiliates of OnPointe Health (“OnPointe”), which covered two properties located in Albuquerque, New Mexico and Brownsville, Texas, respectively. The Brownsville lease termination also terminated an option agreement which would have granted the tenant the right, under certain circumstances, to purchase the Brownsville property. OnPointe continued to operate the facilities following the lease terminations, and worked cooperatively with us to effectuate an orderly transfer of the operations in the two properties to two existing CareTrust tenants.
On May 1, 2018, OnPointe completed the operational transfers of both facilities. An affiliate of Eduro Healthcare, LLC (“Eduro”) assumed operational responsibility for the Albuquerque property, and we entered into a lease amendment with Eduro amending their existing master lease with us to add the Albuquerque property thereto. An affiliate of Providence Group, Inc. (“Providence”) assumed operational responsibility for the Brownsville property, and we entered into a lease amendment with Providence amending their existing master lease with us to add the Brownsville property thereto. The aggregate annual base rent increase under the Eduro and Providence master leases, as amended, is approximately equivalent to the aggregate annual base rent we were receiving under the two OnPointe leases.

Results of Operations

Operating Results
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2018	2017
	(dollars in thousands)
Revenues:
Rental income	$33,816	$27,339	$6,477	24%
Tenant reimbursements	2,968	2,321	647	28%
Independent living facilities	799	793	6	1%
Interest and other income	518	155	363	234%
Expenses:
Depreciation and amortization	11,577	9,076	2,501	28%
Interest expense	7,092	5,879	1,213	21%
Property taxes	2,968	2,321	647	28%
Independent living facilities	716	661	55	8%
General and administrative	3,192	2,390	802	34%

Rental income. Rental income was $33.8 million for the three months ended March 31, 2018 compared to $27.3 million for the three months ended March 31, 2017. The $6.5 million or 24% increase in rental income is primarily due to $6.6 million from real estate investments made after April 1, 2017, $0.5 million from increases in rental rates for our existing tenants and $0.5 million of straight-line rent, partially offset by $1.1 million in cash rents as of March 31, 2018.
Independent living facilities. Revenues from our three ILFs that we own and operate remained consistent at $0.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Expenses also remained consistent at $0.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Interest and other income. Interest and other income increased $0.3 million for the three months ended March 31, 2018 to $0.5 million compared to $0.2 million for the three months ended March 31, 2017. The increase was due to the interest income related to our mortgage loan receivable that we provided in October 2017.
Depreciation and amortization. Depreciation and amortization expense increased $2.5 million or 28% for the three months ended March 31, 2018 to $11.6 million compared to $9.1 million for the three months ended March 31, 2017, primarily due to new real estate investments made after April 1, 2017.
Interest expense. Interest expense increased $1.2 million or 21% for the three months ended March 31, 2018 to $7.1 million compared to $5.9 million for the three months ended March 31, 2017. The increase was primarily due to a higher outstanding balance on our unsecured revolving credit facility and higher LIBOR interest rates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
General and administrative expense. General and administrative expense increased $0.8 million or 34% for the three months ended March 31, 2018 to $3.2 million compared to $2.4 million for the three months ended March 31, 2017. The increase is primarily related to amortization of stock-based compensation of $0.4 million, higher cash wages of $0.3 million and $0.1 million of professional fees.

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

During the three months ended March 31, 2018, we did not sell shares of common stock under our “at the market” equity offering program (“ATM Program”). At March 31, 2018, we had approximately $236.1 million available for future issuances under the ATM Program. As of March 31, 2018, there was $200.0 million outstanding under the Revolving Facility. See Note 6, Debt, and Note 7, Equity, in the Notes to Condensed Consolidated Financial Statements for additional information. We believe that our available cash, expected operating cash flows, and the availability under our ATM Program and Credit Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
We intend to invest in and/or develop additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments and/or development in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We have filed an automatic shelf registration statement with the SEC that expires in May 2020, which will allow us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$22,059	$20,166
Net cash used in investing activities	(35,114)	(55,474)
Net cash provided by financing activities	20,341	29,091
Net increase (decrease) in cash and cash equivalents	7,286	(6,217)
Cash and cash equivalents, beginning of period	6,909	7,500
Cash and cash equivalents, end of period	$14,195	$1,283
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net cash provided by operating activities for the three months ended March 31, 2018 was $22.1 million compared to $20.2 million for the three months ended March 31, 2017, an increase of $1.9 million. The increase was primarily due to a $4.3 million increase in net income and $0.3 million in noncash income and expenses, partially offset by a $2.7 million change in operating assets and liabilities.
Net cash used in investing activities for the three months ended March 31, 2018 was $35.1 million compared to $55.5 million for the three months ended March 31, 2017, a decrease of $20.4 million. The decrease was primarily the result of $13.0 million in net proceeds from the sale of real estate, $7.5 million decrease in acquisitions, $0.1 million decrease in improvement to real estate and $0.1 million of purchases of furniture, fixtures and equipment, partially offset by an increase of $0.3 million in escrow deposits for acquisitions.
Net cash provided by financing activities for the three months ended March 31, 2018 was $20.3 million compared to $29.1 million for the three months ended March 31, 2017, a decrease of $8.8 million. This decrease was primarily due to a decrease in net proceeds of $108.2 million from common stock offerings, increase in dividends paid of $3.0 million and $0.6 million of net-settlement adjustments on restricted stock, partially offset by a decrease in repayments of debt of $88.0 million and greater borrowings of debt in the amount of $15.0 million.

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
As of March 31, 2018, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly-owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Revolving Facility were used to pay off and terminate the Company’s existing secured asset-

based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto.
On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Revolving Facility were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving Facility, the “Credit Facility”) was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Revolving Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness under the Fifth Amended and Restated Loan Agreement, dated May 30, 2014.
As of March 31, 2018, there was $200.0 million outstanding under the Revolving Facility.
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
As of March 31, 2018, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$418,125	$15,750	$31,500	$31,500	$339,375
Senior unsecured term loan (2)	118,833	3,890	7,791	107,152	—
Unsecured revolving credit facility (3)	210,567	7,855	202,712	—	—
Operating lease	263	138	125	—	—
Total	$747,788	$27,633	$242,128	$138,652	$339,375

(1)	Amounts include interest payments of $118.1 million.

(2)	Amounts include interest payments of $18.8 million.

(3)	The unsecured revolving credit facility includes payments related to the unused credit facility fee.

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
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. The interest rates per annum applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Operating Partnership and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of March 31, 2018, we had a $100.0 million Term Loan outstanding and there was $200.0 million outstanding under the Credit Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased approximately $0.8 million for the three months ended March 31, 2018.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, we did not make any unregistered sales of equity securities.
During the three months ended March 31, 2018, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2018 are as follows:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
January 1 - January 31, 2018	—	$—
February 1 - February 28, 2018	39,331	$15.37
March 1 - March 31, 2018	—	$—
Total	39,331	$15.37

Item 6. Exhibits.

Exhibit Number	Description of the Document

2.1
Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

3.2	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 5, 2018, is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
May 8, 2018	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

May 8, 2018	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)