Form 10-Q
period 2018-06-30
CareTrust REIT, Inc.
filed 2018-08-01
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2018, there were 80,981,057 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Real estate investments, net	$1,167,001	$1,152,261
Other real estate investments, net	18,108	17,949
Cash and cash equivalents	11,560	6,909
Accounts and other receivables, net	9,023	5,254
Prepaid expenses and other assets	4,972	895
Deferred financing costs, net	1,176	1,718
Total assets	$1,211,840	$1,184,986
Liabilities and Equity:
Senior unsecured notes payable, net	$294,774	$294,395
Senior unsecured term loan, net	99,564	99,517
Unsecured revolving credit facility	150,000	165,000
Accounts payable and accrued liabilities	12,515	17,413
Dividends payable	16,249	14,044
Total liabilities	573,102	590,369
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 78,550,687 and 75,478,202 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	785	755
Additional paid-in capital	831,286	783,237
Cumulative distributions in excess of earnings	(193,333)	(189,375)
Total equity	638,738	594,617
Total liabilities and equity	$1,211,840	$1,184,986
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$34,708	$28,511	$68,524	$55,850
Tenant reimbursements	3,016	2,389	5,984	4,710
Independent living facilities	845	789	1,644	1,582
Interest and other income	400	1,140	918	1,295
Total revenues	38,969	32,829	77,070	63,437
Expenses:
Depreciation and amortization	11,299	9,335	22,876	18,411
Interest expense	7,285	6,219	14,377	12,098
Loss on the extinguishment of debt	—	11,883	—	11,883
Property taxes	3,016	2,389	5,984	4,710
Independent living facilities	744	644	1,460	1,305
Impairment of real estate investment	—	890	—	890
General and administrative	3,358	2,977	6,550	5,367
Total expenses	25,702	34,337	51,247	54,664
Other income:
Gain on sale of real estate	—	—	2,051	—
Gain on disposition of other real estate investment	—	3,538	—	3,538
Net income	$13,267	$2,030	$27,874	$12,311
Earnings per common share:
Basic	$0.17	$0.03	$0.36	$0.17
Diluted	$0.17	$0.03	$0.36	$0.17
Weighted-average number of common shares:
Basic	76,374	72,564	75,941	69,773
Diluted	76,374	72,564	75,941	69,773
Dividends declared per common share	$0.205	$0.185	$0.41	$0.37
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2016	64,816,350	$648	$611,475	$(159,693)	$452,430
Issuance of common stock, net	10,573,089	106	170,213	—	170,319
Vesting of restricted common stock, net of shares withheld for employee taxes	88,763	1	(867)	—	(866)
Amortization of stock-based compensation	—	—	2,416	—	2,416
Common dividends ($0.74 per share)	—	—	—	(55,556)	(55,556)
Net income	—	—	—	25,874	25,874
Balance at December 31, 2017	75,478,202	755	783,237	(189,375)	594,617
Issuance of common stock, net	2,988,813	30	47,510	—	47,540
Vesting of restricted common stock, net of shares withheld for employee taxes	83,672	—	(1,289)	—	(1,289)
Amortization of stock-based compensation	—	—	1,828	—	1,828
Common dividends ($0.41 per share)	—	—	—	(31,832)	(31,832)
Net income	—	—	—	27,874	27,874
Balance at June 30, 2018	78,550,687	$785	$831,286	$(193,333)	$638,738
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$27,874	$12,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	22,885	18,419
Amortization of deferred financing costs	969	1,131
Loss on the extinguishment of debt	—	11,883
Amortization of stock-based compensation	1,828	1,136
Straight-line rental income	(933)	(115)
Noncash interest income	(217)	(320)
Gain on sale of real estate	(2,051)	—
Interest income distribution from other real estate investment	—	1,500
Impairment of real estate investment	—	890
Change in operating assets and liabilities:
Accounts and other receivables, net	(2,837)	(3,414)
Prepaid expenses and other assets	(462)	(311)
Accounts payable and accrued liabilities	(4,940)	1,791
Net cash provided by operating activities	42,116	44,901
Cash flows from investing activities:
Acquisitions of real estate	(47,310)	(96,641)
Improvements to real estate	(506)	(598)
Purchases of equipment, furniture and fixtures	(702)	(233)
Investment in real estate mortgage and other loans receivable	(1,390)	—
Principal payments received on mortgage loan receivable	58	—
Sale of other real estate investment	—	7,500
Escrow deposits for acquisitions of real estate	(2,250)	(4,335)
Net proceeds from the sale of real estate	13,004	—
Net cash used in investing activities	(39,096)	(94,307)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	47,547	170,485
Proceeds from the issuance of senior unsecured notes payable	—	300,000
Borrowings under unsecured revolving credit facility	60,000	63,000
Payments on senior unsecured notes payable	—	(267,639)
Payments on unsecured revolving credit facility	(75,000)	(158,000)
Payments of deferred financing costs	—	(5,511)
Net-settle adjustment on restricted stock	(1,288)	(866)
Dividends paid on common stock	(29,628)	(24,497)
Net cash provided by financing activities	1,631	76,972
Net increase in cash and cash equivalents	4,651	27,566
Cash and cash equivalents, beginning of period	6,909	7,500
Cash and cash equivalents, end of period	$11,560	$35,066
Supplemental disclosures of cash flow information:
Interest paid	$13,411	$10,585
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$2,205	$2,973
Increase in deferred financing costs payable	$—	$525
Increase in offering costs payable	$7	$50
Application of escrow deposit to acquisition of real estate	$—	$700
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2018, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 188 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 18,531 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of June 30, 2018, the Company also had other real estate investments consisting of two preferred equity investments totaling $5.7 million and a mortgage loan receivable of $12.4 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the net-leased skilled nursing,multi-service campuses, assisted living and independent living facilities, (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investments and the mortgage loan receivable.
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
Other Real Estate Investments, Net — Included in Other Real Estate Investments, Net are two preferred equity investments and one mortgage loan receivable. Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

the joint venture. The Company anticipates any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
The Company’s mortgage loan receivable is recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
Interest income on the Company’s mortgage loan receivable is recognized over the life of the investment using the interest method. Origination costs and fees directly related to mortgage loans receivable are amortized over the term of the loan as an adjustment to interest income.
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
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loan receivables. Included in other loan receivables at June 30, 2018 are two bridge loans to Eduro Healthcare, LLC (“Eduro”) and Providence Group (“Providence”), each of which the Company agreed to fund up to $4.0 million. The borrowings under the bridge loans accrue interest and, as of June 30, 2018, approximately $1.4 million has been drawn and outstanding.
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Deferred financing costs on the Company’s Notes and Term Loan (each as defined in Note 6, Debt, below) are netted against the outstanding debt amounts on the Company’s balance sheet. Deferred financing costs on the Company’s Revolving Facility (as defined in Note 6, Debt, below) are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in the Company’s condensed consolidated income statements. Accumulated amortization of deferred financing costs was $4.1 million and $3.2 million at June 30, 2018 and December 31, 2017, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three and six months ended June 30, 2018 and 2017, such tenant reimbursement revenues consisted of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

If the Company’s evaluation of applicable factors indicates it may not recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of June 30, 2018 and December 31, 2017, accounts and other receivables, net included $1.5 million and $0.8 million for unpaid cash rents and $11.2 million and $9.6 million for other tenant receivables, respectively, of which $10.4 million was reserved as of June 30, 2018 and December 31, 2017, related to the properties previously net leased to subsidiaries of Pristine Senior Living, LLC (“Pristine”). See Note 3, “Real Estate Investments, Net” for further discussion.
The Company evaluates the collectability of straight-line rent receivable balances on an ongoing basis and provides reserves against receivables it determines may not be fully recoverable. The Company recorded revenues of $0.3 million and $42,000 in excess of cash received during the three months ended June 30, 2018 and 2017, respectively. The Company recorded revenues of $0.9 million and $0.1 million in excess of cash received during the six months ended June 30, 2018 and 2017, respectively. Accounts and other receivables, net included $1.4 million and $0.5 million in straight-line rent receivables at June 30, 2018 and December 31, 2017, respectively.
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
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these Notes to the condensed consolidated financial statements are presented on an unaudited basis and are not subject to review by the Company’s independent auditors in accordance with the standards of the Public Accounting Oversight Board.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations for which it is the lessee. As of June 30, 2018, the remaining contractual payments under the Company’s lease agreements aggregated $0.2 million. Additionally, ASC 842 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASC 842, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the six months ended June 30, 2018, the Company did not capitalize any allocated payroll costs. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard requires the use of the modified retrospective transition method. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, insurance), will be accounted for under ASC 842. Tenant recoveries that qualify as non-lease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, will be accounted for under the new revenue recognition ASC 606 (as defined below) upon adoption of the new lease ASC 842 on January 1, 2019 for any new lease or any modified lease. In July 2018, the FASB finalized an amendment to ASC 842 that allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling price. If adopted, the practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and the combined single lease component would be classified as an operating lease. The Company continues to assess the potential effect that the adoption of ASC 842 will have on the Company’s consolidated financial statements.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize the Company’s investment in owned properties as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Land	$153,584	$151,879
Buildings and improvements	1,146,069	1,114,605
Integral equipment, furniture and fixtures	83,993	80,729
Identified intangible assets	2,382	2,382
Real estate investments	1,386,028	1,349,595
Accumulated depreciation	(219,027)	(197,334)
Real estate investments, net	$1,167,001	$1,152,261
As of June 30, 2018, 92 of the Company’s 191 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of June 30, 2018, annualized revenues from the Ensign Master Leases were $59.1 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of June 30, 2018, 96 of the Company’s 191 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of June 30, 2018 are the independent living facilities that the Company owns and operates.
The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 80 years.
As of June 30, 2018, the Company’s total future minimum rental revenues for all of its tenants were (dollars in thousands):

Year	Amount
Remaining 2018	$69,388
2019	137,507
2020	136,430
2021	136,713
2022	137,013
Thereafter	1,128,575
$1,745,626

Recent Real Estate Acquisitions

The following table summarizes the Company’s acquisitions for the six months ended June 30, 2018 (dollar amounts in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Type of Property	Purchase Price(1)	Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$47,369	$4,275	6	522
Multi-service campuses	—	—	—	—
Assisted living	—	—	—	—
Total	$47,369	$4,275	$6	522

(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at acquisition date.

Lease Amendments and Related Agreements

Pristine Lease Termination. On February 27, 2018, the Company announced that it entered into a Lease Termination Agreement (the “LTA”) with Pristine for the nine properties, with a target completion date of April 30, 2018. Under the LTA, Pristine agreed to continue to operate the facilities until possession could be surrendered, and the operations therein transitioned, to operator(s) designated by the Company. Among other things, Pristine also agreed to amend certain pending agreements to sell the rights to certain Ohio Medicaid beds (the “Bed Sales Agreements”) and cooperate with the Company to turn over any claim or control it might have had with respect to the sale process and the proceeds thereof, if any, to the Company. The transactions were timely completed, and on May 1, 2018, Trio Healthcare, Inc (“Trio”) took over operations in the seven facilities based primarily in the Dayton, Ohio area under a new 15-year master lease, while Hillstone Healthcare, Inc. (“Hillstone”) assumed the operation of the two facilities in Willard and Toledo, Ohio under a new 12-year master lease. In addition, amendments to the Bed Sales Agreements were subsequently executed, confirming the Company as the sole seller of the bed rights and the sole recipient of any proceeds therefrom. The aggregate annual base rent due under the new master leases with Trio and Hillstone is approximately $10.0 million, subject to CPI-based or fixed escalators.

Under the LTA, the Company agreed, upon Pristine’s full performance of the terms thereof, to terminate Pristine’s master lease and all future obligations of the tenant thereunder; however, under the terms of the master lease the Company’s security interest in Pristine’s accounts receivable has survived any such termination. Such security interest was subject to the prior lien and security interest of Pristine’s working capital lender, Capital One, National Association (“CONA”), with whom the Company has an existing intercreditor agreement that defines the relative rights and responsibilities of CONA and with its respect to the loan and lease collateral represented by Pristine’s accounts receivable and the Company’s respective security interests therein.

Sale of Real Estate Investments

During the six months ended June 30, 2018, the Company sold three assisted living facilities consisting of 102 units located in Idaho with an aggregate carrying value of $10.9 million for an aggregate price of $13.0 million. In connection with the sale, the Company recognized a gain of $2.1 million.

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

4. OTHER REAL ESTATE INVESTMENTS

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT holds an option to purchase the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter 2017 and began lease-up during the first quarter of 2018.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT holds an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter 2018 and began lease-up in the second quarter of 2018.
During the three months ended June 30, 2018 and 2017, the Company recognized $0.1 million and $1.1 million, respectively, in interest income from its preferred equity investments, of which $0 and $975,000, respectively, was received in cash. During the six months ended June 30, 2018 and 2017, the Company recognized $0.2 million and $1.3 million, respectively, in interest income from its preferred equity investments, of which $0 and $975,000, respectively, was received in cash. Any unpaid amounts were added to the outstanding carrying values of the preferred equity investments.
In October 2017, the Company provided the Providence Group a mortgage loan secured by a skilled nursing facility for approximately $12.5 million, which bears a fixed interest rate of 9%. The mortgage loan requires Providence Group to make monthly principal and interest payments and is set to mature on October 26, 2020. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million, respectively, of interest income related to the mortgage loan.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3, inputs for all other financial instruments, is as follows (dollars in thousands):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,746	$5,810	$4,531	$5,550	$5,423
Mortgage loan receivable	12,447	12,362	12,447	12,517	12,399	12,517
Financial liabilities:
Senior unsecured notes payable	$300,000	$294,774	$293,250	$300,000	$294,395	$307,500
Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Loan receivables: The carrying amounts were accounted for at the unpaid loan balance. These balances approximate their fair values due to the short-term nature of these instruments.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(5,226)	$294,774	$300,000	$(5,605)	$294,395
Senior unsecured term loan	100,000	(436)	99,564	100,000	(483)	99,517
Unsecured revolving credit facility	150,000	—	150,000	165,000	—	165,000
	$550,000	$(5,662)	$544,338	$565,000	$(6,088)	$558,912
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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and certain of the Company’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, as described in Note 12, Summarized Condensed Consolidating Information.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2018, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly-owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allowed the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Revolving Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto.
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
As of June 30, 2018, there was $150.0 million outstanding under the Revolving Facility.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2018, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the three months ended June 30, 2018, the Company incurred $7.3 million of interest expense, which included $0.5 million of amortization of deferred financing costs. During the three months ended June 30, 2017, the Company incurred $6.2 million of interest expense, which included $0.6 million of amortization of deferred financing costs. During the six months ended June 30, 2018, the Company incurred $14.4 million of interest expense, which included $1.0 million of amortization of deferred financing costs. During the six months ended June 30, 2017, the Company incurred $12.1 million of interest expense, which included $1.1 million of amortization of deferred financing costs. As of June 30, 2018 and December 31, 2017, the Company’s interest payable was $1.4 million and $1.4 million, respectively.

Loss on the Extinguishment of Debt

During the three and six months ended June 30, 2017, the loss on the extinguishment of debt included the redemption price, stated at 102.938%, of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption of the Company’s 5.875% Senior Notes due 2021.

7. EQUITY
Common Stock
At-The-Market Offering—During the second quarter of 2017, the Company entered into a equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). As of June 30, 2018, the Company had approximately $187.9 million available for future issuances under the ATM Program.
The following table summarizes the ATM Program activity for 2018 (shares and dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2018	June 30, 2018	Total
Number of shares	—	2,989	2,989
Average sales price per share	$—	$16.13	$16.13
Gross proceeds*	$—	$48,198	$48,198
* Total gross proceeds is before $0.6 million of commissions paid to the sales agents.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2018:

	For the Three Months Ended
	March 31, 2018	June 30, 2018
Dividends declared	$0.205	$0.205
Dividends payment date	April 13, 2018	July 13, 2018

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
Restricted Stock Awards — In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the six months ended June 30, 2018, 9,700 shares vested or were forfeited. As of June 30, 2018, there were 5,280 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
In February 2018, the Compensation Committee of the Company’s Board of Directors granted 141,060 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date, and the shares vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, the Compensation Committee granted 120,460 performance stock awards to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date, and the shares may vest if the threshold performance criterion is met.
In May 2018, the Compensation Committee of the Company's Board of Directors granted 26,462 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $16.44 per share, based on the market price of the Company's common stock on that date, and the shares vest in full on the earlier to occur of May 30, 2019 or when the Company holds its 2019 Annual Meeting.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$924	$600	$1,828	$1,136
As of June 30, 2018, there was $6.4 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.4 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2018 and 2017, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$13,267	$2,030	$27,874	$12,311
Less: Net income allocated to participating securities	(96)	(91)	(198)	(193)
Numerator for basic and diluted earnings available to common stockholders	$13,171	$1,939	$27,676	$12,118
Denominator:
Weighted-average basic common shares outstanding	76,374	72,564	75,941	69,773
Weighted-average diluted common shares outstanding	76,374	72,564	75,941	69,773

Earnings per common share, basic	$0.17	$0.03	$0.36	$0.17
Earnings per common share, diluted	$0.17	$0.03	$0.36	$0.17

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and six months ended June 30, 2018 and 2017, as their inclusion would have been anti-dilutive.

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

11. CONCENTRATION OF RISK
Major operator concentrations – As of June 30, 2018, Ensign leased 92 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 9,805 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. As of June 30, 2018, Ensign represents $59.1 million, or 43%, of the Company’s revenues, exclusive of tenant reimbursements, on an annualized run-rate basis.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2018
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$829,720	$337,281	$—	$1,167,001
Other real estate investments, net	—	12,362	5,746	—	18,108
Cash and cash equivalents	—	11,560	—	—	11,560
Accounts and other receivables, net	—	7,101	1,922	—	9,023
Prepaid expenses and other assets	—	4,970	2	—	4,972
Deferred financing costs, net	—	1,176	—	—	1,176
Investment in subsidiaries	654,987	464,159	—	(1,119,146)	—
Intercompany	—	—	121,358	(121,358)	—
Total assets	$654,987	$1,331,048	$466,309	$(1,240,504)	$1,211,840
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$294,774	$—	$—	$294,774
Senior unsecured term loan, net	—	99,564	—	—	99,564
Unsecured revolving credit facility	—	150,000	—	—	150,000
Accounts payable and accrued liabilities	—	10,364	2,151	—	12,515
Dividends payable	16,249	—	—	—	16,249
Intercompany	—	121,358	—	(121,358)	—
Total liabilities	16,249	676,060	2,151	(121,358)	573,102
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 78,550,687 shares issued and outstanding as of June 30, 2018	785	—	—	—	785
Additional paid-in capital	831,286	562,714	321,761	(884,475)	831,286
Cumulative distributions in excess of earnings	(193,333)	92,274	142,397	(234,671)	(193,333)
Total equity	638,738	654,988	464,158	(1,119,146)	638,738
Total liabilities and equity	$654,987	$1,331,048	$466,309	$(1,240,504)	$1,211,840

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2017
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$805,826	$346,435	$—	$1,152,261
Other real estate investments, net	—	12,399	5,550	—	17,949
Cash and cash equivalents	—	6,909	—	—	6,909
Accounts and other receivables, net	—	2,945	2,309	—	5,254
Prepaid expenses and other assets	—	893	2	—	895
Deferred financing costs, net	—	1,718	—	—	1,718
Investment in subsidiaries	619,075	444,120	—	(1,063,195)	—
Intercompany	—	—	92,061	(92,061)	—
Total assets	$619,075	$1,274,810	$446,357	$(1,155,256)	$1,184,986
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$294,395	$—	$—	$294,395
Senior unsecured term loan, net	—	99,517	—	—	99,517
Unsecured revolving credit facility	—	165,000	—	—	165,000
Accounts payable and accrued liabilities	—	15,176	2,237	—	17,413
Dividends payable	14,044	—	—	—	14,044
Intercompany	—	92,061	—	(92,061)	—
Total liabilities	14,044	666,149	2,237	(92,061)	590,369
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 75,478,202 shares issued and outstanding as of December 31, 2017	755	—	—	—	755
Additional paid-in capital	783,237	546,097	321,761	(867,858)	783,237
Cumulative distributions in excess of earnings	(178,961)	62,564	122,359	(195,337)	(189,375)
Total equity	605,031	608,661	444,120	(1,063,195)	594,617
Total liabilities and equity	$619,075	$1,274,810	$446,357	$(1,155,256)	$1,184,986

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$20,170	$14,538	$—	$34,708
Tenant reimbursements	—	1,792	1,224	—	3,016
Independent living facilities	—	—	845	—	845
Interest and other income	—	299	101	—	400
Total revenues	—	22,261	16,708	—	38,969
Expenses:
Depreciation and amortization	—	6,717	4,582	—	11,299
Interest expense	—	7,285	—	—	7,285
Property taxes	—	1,792	1,224	—	3,016
Independent living facilities	—	—	744	—	744
General and administrative	931	2,351	76	—	3,358
Total expenses	931	18,145	6,626	—	25,702
Income in Subsidiary	14,198	10,082	—	(24,280)	—
Net income	$13,267	$14,198	$10,082	$(24,280)	$13,267

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$39,568	$28,956	$—	$68,524
Tenant reimbursements	—	3,556	2,428	—	5,984
Independent living facilities	—	—	1,644	—	1,644
Interest and other income	—	722	196	—	918
Total revenues	—	43,846	33,224	—	77,070
Expenses:
Depreciation and amortization	—	13,655	9,221	—	22,876
Interest expense	—	14,377	—	—	14,377
Property taxes	—	3,556	2,428	—	5,984
Independent living facilities	—	—	1,460	—	1,460
General and administrative	1,835	4,639	76	—	6,550
Total expenses	1,835	36,227	13,185	—	51,247
Gain on sale of real estate	—	2,051	—	—	2,051
Income in Subsidiary	29,709	20,039	—	(49,748)	—
Net income	$27,874	$29,709	$20,039	$(49,748)	$27,874

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(7)	$12,758	$29,365	$—	$42,116
Cash flows from investing activities:
Acquisitions of real estate	—	(47,310)	—	—	(47,310)
Improvements to real estate	—	(495)	(11)	—	(506)
Purchases of equipment, furniture and fixtures	—	(645)	(57)	—	(702)
Investment in real estate mortgage and other loans receivable	—	(1,390)	—	—	(1,390)
Principal payments received on mortgage loan receivable	—	58	—	—	58
Escrow deposit for acquisitions of real estate	—	(2,250)	—	—	(2,250)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from subsidiary	29,628	—	—	(29,628)	—
Intercompany financing	(46,252)	29,297	—	16,955	—
Net cash used in investing activities	(16,624)	(9,731)	(68)	(12,673)	(39,096)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	47,547	—	—	—	47,547
Borrowings under unsecured revolving credit facility	—	60,000	—	—	60,000
Payments on unsecured revolving credit facility	—	(75,000)	—	—	(75,000)
Net-settle adjustment on restricted stock	(1,288)	—	—	—	(1,288)
Dividends paid on common stock	(29,628)	—	—	—	(29,628)
Distribution to Parent	—	(29,628)	—	29,628	—
Intercompany financing	—	46,252	(29,297)	(16,955)	—
Net cash provided by (used in) financing activities	16,631	1,624	(29,297)	12,673	1,631
Net increase in cash and cash equivalents	—	4,651	—	—	4,651
Cash and cash equivalents beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents end of period	$—	$11,560	$—	$—	$11,560

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(141)	$10,517	$34,525	$—	$44,901
Cash flows from investing activities:
Acquisitions of real estate	—	(96,641)	—	—	(96,641)
Improvements to real estate	—	(556)	(42)	—	(598)
Purchases of equipment, furniture and fixtures	—	(169)	(64)	—	(233)
Escrow deposit for acquisitions of real estate	—	(4,335)	—	—	(4,335)
Sale of other real estate investment	—	—	7,500	—	7,500
Distribution from subsidiary	24,497	—	—	(24,497)	—
Intercompany financing	(169,478)	41,919	—	127,559	—
Net cash (used in) provided by investing activities	(144,981)	(59,782)	7,394	103,062	(94,307)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,485	—	—	—	170,485
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—	—	300,000
Borrowings under unsecured revolving credit facility	—	63,000	—	—	63,000
Payments on senior unsecured notes payable	—	(267,639)	—	—	(267,639)
Payments on unsecured revolving credit facility	—	(158,000)	—	—	(158,000)
Payments of deferred financing costs	—	(5,511)	—	—	(5,511)
Net-settle adjustment on restricted stock	(866)	—	—	—	(866)
Dividends paid on common stock	(24,497)	—	—	—	(24,497)
Distribution to Parent	—	(24,497)	—	24,497	—
Intercompany financing	—	169,478	(41,919)	(127,559)	—
Net cash provided by (used in) financing activities	145,122	76,831	(41,919)	(103,062)	76,972
Net increase in cash and cash equivalents	—	27,566	—	—	27,566
Cash and cash equivalents beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents end of period	$—	$35,066	$—	$—	$35,066

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
During July 2018, the Company sold 1.9 million shares of common stock pursuant to the ATM program at an average price of $17.11 per share for $32.0 million in gross proceeds. At July 31, 2018, the Company had approximately $155.9 million available for future issuances under the ATM Program. The Company used the proceeds to fund an acquisition noted below and pay down the Revolving Facility by $20.0 million to an outstanding balance as of July 31, 2018 of $130.0 million.

On July 18, 2018, the Company acquired a skilled nursing facility in Aberdeen, South Dakota, for $9.7 million, inclusive of transaction costs. In connection with the acquisition, the Company amended its master lease with Eduro. The initial increase in annual cash rent under Eduro’s amended master lease following this acquisition will be approximately $870,000.

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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of June 30, 2018, the 92 facilities leased to Ensign had a total of 9,805 beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 96 remaining leased properties had a total of 8,726 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, Oregon, Texas, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities (“ILFs”), which had a total of 264 units located in Texas and Utah. As of June 30, 2018, we also had other real estate investments consisting of two preferred equity investments totaling $5.7 million and a mortgage loan receivable of $12.4 million.

Recent Transactions

Recent Investments

From January 1, 2018 through July 31, 2018, we acquired seven skilled nursing facilities for approximately $57.1 million, which includes actual and estimated capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $5.1 million and an initial blended yield of approximately 9.0%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

Lease Amendments and Related Agreements

Pristine Lease Termination. On February 27, 2018 (the “LTA Effective Date”) we entered into a Lease Termination Agreement (the “LTA”) with affiliates of Pristine Senior Living, LLC (“Pristine”) under which Pristine agreed to surrender the nine remaining facilities operated by Pristine, with a completion date of April 30, 2018. Under the LTA, Pristine agreed to continue to operate the facilities until possession could be surrendered, and the operations therein transitioned, to operator(s) designated by us. Among other things, Pristine also agreed to amend certain pending agreements to sell the rights to certain Ohio Medicaid beds (the “Bed Sales Agreements”) and cooperate with us to turn over any claim or control it might have had with respect to the sale process and the proceeds thereof, if any, to us. The transactions were timely completed, and on May 1, 2018, Trio Healthcare, Inc (“Trio”) took over operations in the seven facilities based primarily in the Dayton, Ohio area under a new 15-year master lease, while Hillstone Healthcare, Inc. (“Hillstone”) assumed the operation of the two facilities in Willard and Toledo, Ohio under a new 12-year master lease. In addition, amendments to the Bed Sales Agreements were subsequently executed, confirming us as the sole seller of the bed rights and the sole recipient of any proceeds therefrom. The aggregate annual base rent due under the new master leases with Trio and Hillstone is approximately $10.0 million, subject to CPI-based or fixed escalators.
Under the LTA we agreed, upon Pristine’s full performance of the terms thereof, to terminate Pristine’s master lease and all future obligations of the tenant thereunder; however, under the terms of the master lease the Company’s security interest in Pristine’s accounts receivable has survived any such termination. Such security interest was subject to the prior lien and security interest of Pristine’s working capital lender, Capital One, National Association (“CONA”), with whom the Company has an existing intercreditor agreement that defines the relative rights and responsibilities of CONA and with its respect to the loan and lease collateral represented by Pristine’s accounts receivable and the Company’s respective security interests therein.
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

At-The-Market Offering of Common Stock

In May 2017, we entered into an equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). During the second quarter, we sold 3.0 million shares at an average price of $16.13 for $48.2 million of gross proceeds. From July 1, 2018 to July 13, 2018, we sold 1.9 million shares of common stock at an average price of $17.11 per share for $32.0 million in gross proceeds. At July 31, 2018, we had approximately $155.9 million available for future issuances under the ATM Program.
The following table summarizes the ATM Program activity for 2018 (shares and dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2018	June 30, 2018	Total
Number of shares	—	2,989	2,989
Average sales price per share	$—	$16.13	$16.13
Gross proceeds*	$—	$48,198	$48,198
* Total gross proceeds is before $0.6 million of commissions paid to the sales agents.

Results of Operations

Operating Results
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2018	2017
	(dollars in thousands)
Revenues:
Rental income	$34,708	$28,511	$6,197	22%
Tenant reimbursements	3,016	2,389	627	26%
Independent living facilities	845	789	56	7%
Interest and other income	400	1,140	(740)	(65)%
Expenses:
Depreciation and amortization	11,299	9,335	1,964	21%
Interest expense	7,285	6,219	1,066	17%
Loss on the extinguishment of debt	—	11,883	(11,883)	*
Property taxes	3,016	2,389	627	26%
Independent living facilities	744	644	100	15%
Impairment of real estate investment	—	890	(890)	*
General and administrative	3,358	2,977	381	13%

 * - Not Meaningful

Rental income. Rental income was $34.7 million for the three months ended June 30, 2018 compared to $28.5 million for the three months ended June 30, 2017. The $6.2 million or 22% increase in rental income is primarily due to $6.3 million from real estate investments made after April 1, 2017, $0.5 million from increases in rental rates for our existing tenants and $0.3 million of straight-line rent, partially offset by a $0.6 million decrease in cash rents as of June 30, 2018 and a $0.3 million decrease in rental income due to the sale of three assisted living facilities in March 2018.
Independent living facilities. Revenues from our three ILFs that we own and operate remained consistent at $0.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The expenses from our three ILFs increased $0.1 million or 15% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Interest and other income. Interest and other income decreased $0.7 million or 65% for the three months ended June 30, 2018 to $0.4 million compared to $1.1 million for the three months ended June 30, 2017. The decrease was primarily due to the interest income associated with the disposition in May 2017 of one preferred equity investment, partially offset by an increase of interest income related to our mortgage loan receivable originated in October 2017.
Depreciation and amortization. Depreciation and amortization expense increased $2.0 million or 21% for the three months ended June 30, 2018 to $11.3 million compared to $9.3 million for the three months ended June 30, 2017, primarily due to new real estate investments made after April 1, 2017.
Interest expense. Interest expense increased $1.1 million or 17% for the three months ended June 30, 2018 to $7.3 million compared to $6.2 million for the three months ended June 30, 2017. The increase was primarily due to a higher outstanding balance on our unsecured revolving credit facility and higher LIBOR interest rates for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Loss on the extinguishment of debt. Loss on the extinguishment of debt for the three months ended June 30, 2017 consisted of $7.6 million related to the redemption of our 5.875% Senior Notes due 2021 at a redemption price of 102.938%, and a $4.2 million write-off of deferred financing costs associated with such redemption that was completed during the three months ended June 30, 2017.
Impairment of real estate investments. In April 2017, we and Ensign mutually determined that La Villa Rehab & Healthcare Center (“La Villa”) had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa. Additionally, we agreed with Ensign that the licensed beds will be transferred to another facility included in the Ensign Master Leases.
General and administrative expense. General and administrative expense increased $0.4 million or 13% for the three months ended June 30, 2018 to $3.4 million compared to $3.0 million for the three months ended June 30, 2017. The increase is primarily related to an increase in the amortization of stock-based compensation of $0.3 million and an increase of $0.1 million in professional fees.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2018	2017
	(dollars in thousands)
Revenues:
Rental income	$68,524	$55,850	$12,674	23%
Tenant reimbursements	5,984	4,710	1,274	27%
Independent living facilities	1,644	1,582	62	4%
Interest and other income	918	1,295	(377)	(29)%
Expenses:
Depreciation and amortization	22,876	18,411	4,465	24%
Interest expense	14,377	12,098	2,279	19%
Loss on the extinguishment of debt	—	11,883	(11,883)	*
Property taxes	5,984	4,710	1,274	27%
Independent living facilities	1,460	1,305	155	12%
Impairment of real estate investment	—	890	(890)	*
General and administrative	6,550	5,367	1,183	22%

  * - Not Meaningful

Rental income. Rental income was $68.5 million for the six months ended June 30, 2018 compared to $55.9 million for the six months ended June 30, 2017. The $12.7 million or 23% increase in rental income is primarily due to $12.4 million from real estate investments made after January 1, 2017, $1.6 million from increases in rental rates for our existing tenants and $0.8 million of straight-line rent, partially offset by a $1.8 million decrease in cash rents as of June 30, 2018 and a $0.3 million decrease in rental income due to the sale of three assisted living facilities in March 2018.
Independent living facilities. Revenues from our three ILFs that we own and operate remained consistent at $1.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The expenses from our three ILFs increased $0.2 million or 12% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Interest and other income. Interest and other income decreased $0.4 million for the six months ended June 30, 2018 to $0.9 million compared to $1.3 million for the six months ended June 30, 2017. The decrease was primarily due to the interest income associated with the disposition in May 2017 of one preferred equity investment, partially offset by an increase of interest income related to our mortgage loan receivable that we provided in October 2017.

Depreciation and amortization. Depreciation and amortization expense increased $4.5 million or 24% for the six months ended June 30, 2018 to $22.9 million compared to $18.4 million for the six months ended June 30, 2017, primarily due to new real estate investments made after January 1, 2017.
Interest expense. Interest expense increased $2.3 million or 19% for the six months ended June 30, 2018 to $14.4 million compared to $12.1 million for the six months ended June 30, 2017. The increase was primarily due to a higher outstanding balance on our unsecured revolving credit facility and higher LIBOR interest rates for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Loss on the extinguishment of debt. Loss on the extinguishment of debt for the six months ended June 30, 2017 consisted of $7.6 million related to the redemption of our 5.875% Senior Notes due 2021 at a redemption price of 102.938%, and a $4.2 million write-off of deferred financing costs associated with such redemption that was completed during the six months ended June 30, 2017.
Impairment of real estate investments. In April 2017, we and Ensign mutually determined that La Villa had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa. Additionally, we agreed with Ensign that the licensed beds will be transferred to another facility included in the Ensign Master Leases.
General and administrative expense. General and administrative expense increased $1.2 million or 22% for the six months ended June 30, 2018 to $6.6 million compared to $5.4 million for the six months ended June 30, 2017. The increase is primarily related to an increase in the amortization of stock-based compensation of $0.7 million, higher cash wages of $0.4 million and an increase of $0.1 million in professional fees.

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
During the second quarter of 2018 and through July 13, 2018, we sold 4.9 million shares of common stock under our ATM Program for gross proceeds of $80.2 million. At July 31, 2018, we had approximately $155.9 million available for future issuances under the ATM Program. See “Recent Transactions -- At-The-Market Offering of Common Stock.” As of June 30, 2018, there was $150.0 million outstanding under the Revolving Facility (as defined below). See Note 6, Debt, and Note 7, Equity, in the Notes to condensed consolidated financial statements for additional information. We believe that our available cash, expected operating cash flows, and the availability under our ATM Program and Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
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
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in May 2020, which will allow us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.

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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$42,116	$44,901
Net cash used in investing activities	(39,096)	(94,307)
Net cash provided by financing activities	1,631	76,972
Net increase in cash and cash equivalents	4,651	27,566
Cash and cash equivalents, beginning of period	6,909	7,500
Cash and cash equivalents, end of period	$11,560	$35,066
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net cash provided by operating activities for the six months ended June 30, 2018 was $42.1 million compared to $44.9 million for the six months ended June 30, 2017, a decrease of $2.8 million. The decrease was primarily due to a $12.0 million decrease in noncash income and expenses and a $6.3 million change in operating assets and liabilities, partially offset by an increase of $15.5 million in net income.
Net cash used in investing activities for the six months ended June 30, 2018 was $39.1 million compared to $94.3 million for the six months ended June 30, 2017, a decrease of $55.2 million. The decrease was primarily the result of a $49.3 million decrease in cash used to acquire real estate, $13.0 million in net proceeds from the sale of real estate, $2.1 million in escrow deposits for acquisitions, and a $0.1 million decrease in improvements to real estate, partially offset by $7.5 million in the prior period related to the sale of other real estate investments, $1.4 million of investments in other loan receivables and $0.4 million of purchases of furniture, fixtures and equipment.
Net cash provided by financing activities for the six months ended June 30, 2018 was $1.6 million compared to $77.0 million for the six months ended June 30, 2017, a decrease of $75.4 million. This decrease was primarily due to a decrease in net proceeds of $122.9 million from common stock offerings, an increase in dividends paid of $5.1 million and $0.4 million of net-settle adjustments on restricted stock, partially offset by a $47.5 million decrease in net borrowings and repayments of debt and a $5.5 million decrease in payments of deferred financing costs.

Indebtedness
Senior Unsecured Notes
On May 10, 2017, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. We used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of our 5.875% Senior Notes due 2021, including payment of the redemption price of 102.938% and all accrued and unpaid interest thereon. We used the remaining portion of the net proceeds of the offering to pay borrowings outstanding under our senior unsecured revolving credit facility. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
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
As of June 30, 2018, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly-owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allowed the Operating Partnership to increase the borrowing availability by up to an additional $200.0 million. A portion of the proceeds of the Revolving Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto.
On February 1, 2016, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into the First Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Revolving Facility were increased by $100.0 million to $400.0 million total, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Term Loan” and, together with the Revolving Facility, the “Credit Facility”) was funded and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. We do not currently have any commitments for increased loans under the uncommitted incremental facility. The Revolving Facility continues to mature on August 5, 2019, subject to two, six-month extension options. The Term Loan, which matures on February 1, 2023, may be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
Approximately $95.0 million of the proceeds of the Term Loan were used to pay off and terminate our existing secured mortgage indebtedness under the Fifth Amended and Restated Loan Agreement, dated May 30, 2014. We expect to use borrowings under the Credit Facility for working capital purposes, to fund acquisitions and for general corporate purposes.
As of June 30, 2018, there was $150.0 million outstanding under the Revolving Facility.
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
As of June 30, 2018, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$410,250	$15,750	$31,500	$31,500	$331,500
Senior unsecured term loan (2)	118,825	4,100	8,211	106,514	—
Unsecured revolving credit facility (3)	157,100	6,479	150,621	—	—
Operating lease	229	139	90	—	—
Total	$686,404	$26,468	$190,422	$138,014	$331,500

(1)	Amounts include interest payments of $110.3 million.

(2)	Amounts include interest payments of $18.8 million.

(3)	The unsecured revolving credit facility includes payments related to the unused credit facility fee.

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
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. The interest rates per annum applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of June 30, 2018, we had a $100.0 million Term Loan outstanding and there was $150.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased approximately $1.2 million for the six months ended June 30, 2018.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, we did not make any unregistered sales of equity securities.
During the three months ended June 30, 2018, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended June 30, 2018 are as follows:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
April 1 - April 30, 2018	—	$—
May 1 - May 31, 2018	11,512	$16.49
June 1 - June 30, 2018	29,603	$16.69
Total	41,115	$16.63

Item 6. Exhibits.

Exhibit Number	Description of the Document

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

CareTrust REIT, Inc.
August 1, 2018	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

August 1, 2018	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)