Form 10-Q
period 2018-09-30
CareTrust REIT, Inc.
filed 2018-11-05
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 2, 2018, there were 83,883,818 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Real estate investments, net	$1,189,449	$1,152,261
Other real estate investments, net	18,083	17,949
Cash and cash equivalents	15,745	6,909
Accounts and other receivables, net	12,384	5,254
Prepaid expenses and other assets	3,792	895
Deferred financing costs, net	904	1,718
Total assets	$1,240,357	$1,184,986
Liabilities and Equity:
Senior unsecured notes payable, net	$294,963	$294,395
Senior unsecured term loan, net	99,588	99,517
Unsecured revolving credit facility	90,000	165,000
Accounts payable and accrued liabilities	18,510	17,413
Dividends payable	17,246	14,044
Total liabilities	520,307	590,369
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 83,353,226 and 75,478,202 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	834	755
Additional paid-in capital	915,235	783,237
Cumulative distributions in excess of earnings	(196,019)	(189,375)
Total equity	720,050	594,617
Total liabilities and equity	$1,240,357	$1,184,986
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$35,332	$29,404	$103,856	$85,254
Tenant reimbursements	2,990	2,543	8,974	7,253
Independent living facilities	871	825	2,515	2,407
Interest and other income	317	176	1,235	1,471
Total revenues	39,510	32,948	116,580	96,385
Expenses:
Depreciation and amortization	11,351	9,745	34,227	28,156
Interest expense	6,805	5,592	21,182	17,690
Loss on the extinguishment of debt	—	—	—	11,883
Property taxes	2,990	2,543	8,974	7,253
Independent living facilities	766	698	2,226	2,003
Impairment of real estate investment	—	—	—	890
General and administrative	3,088	3,059	9,638	8,426
Total expenses	25,000	21,637	76,247	76,301
Other income:
Gain on sale of real estate	—	—	2,051	—
Gain on disposition of other real estate investment	—	—	—	3,538
Net income	$14,510	$11,311	$42,384	$23,622
Earnings per common share:
Basic	$0.18	$0.15	$0.54	$0.33
Diluted	$0.18	$0.15	$0.54	$0.33
Weighted-average number of common shares:
Basic	81,490	75,471	77,811	71,693
Diluted	81,490	75,471	77,811	71,693
Dividends declared per common share	$0.205	$0.185	$0.615	$0.555
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2016	64,816,350	$648	$611,475	$(159,693)	$452,430
Issuance of common stock, net	10,573,089	106	170,213	—	170,319
Vesting of restricted common stock, net of shares withheld for employee taxes	88,763	1	(867)	—	(866)
Amortization of stock-based compensation	—	—	2,416	—	2,416
Common dividends ($0.74 per share)	—	—	—	(55,556)	(55,556)
Net income	—	—	—	25,874	25,874
Balance at December 31, 2017	75,478,202	755	783,237	(189,375)	594,617
Issuance of common stock, net	7,760,723	78	130,472	—	130,550
Vesting of restricted common stock, net of shares withheld for employee taxes	114,301	1	(1,290)	—	(1,289)
Amortization of stock-based compensation	—	—	2,816	—	2,816
Common dividends ($0.615 per share)	—	—	—	(49,028)	(49,028)
Net income	—	—	—	42,384	42,384
Balance at September 30, 2018	83,353,226	$834	$915,235	$(196,019)	$720,050
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$42,384	$23,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	34,240	28,168
Amortization of deferred financing costs	1,453	1,615
Loss on the extinguishment of debt	—	11,883
Amortization of stock-based compensation	2,816	1,792
Straight-line rental income	(1,631)	(117)
Noncash interest income	(228)	(496)
Gain on sale of real estate	(2,051)	—
Interest income distribution from other real estate investment	—	1,500
Impairment of real estate investment	—	890
Change in operating assets and liabilities:
Accounts and other receivables, net	(5,499)	(6,948)
Prepaid expenses and other assets	(159)	(182)
Accounts payable and accrued liabilities	1,065	5,206
Net cash provided by operating activities	72,390	66,933
Cash flows from investing activities:
Acquisitions of real estate	(75,621)	(222,463)
Improvements to real estate	(5,401)	(621)
Purchases of equipment, furniture and fixtures	(1,262)	(359)
Investment in real estate mortgage and other loans receivable	(2,598)	—
Principal payments received on real estate mortgage and other loans receivable	893	—
Sale of other real estate investment	—	7,500
Escrow deposits for acquisitions of real estate	(1,000)	(1,000)
Net proceeds from the sale of real estate	13,004	—
Net cash used in investing activities	(71,985)	(216,943)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	130,546	170,414
Proceeds from the issuance of senior unsecured notes payable	—	300,000
Borrowings under unsecured revolving credit facility	60,000	158,000
Payments on senior unsecured notes payable	—	(267,639)
Payments on unsecured revolving credit facility	(135,000)	(158,000)
Payments of deferred financing costs	—	(6,047)
Net-settle adjustment on restricted stock	(1,288)	(866)
Dividends paid on common stock	(45,827)	(38,544)
Net cash provided by financing activities	8,431	157,318
Net increase in cash and cash equivalents	8,836	7,308
Cash and cash equivalents, beginning of period	6,909	7,500
Cash and cash equivalents, end of period	$15,745	$14,808
Supplemental disclosures of cash flow information:
Interest paid	$15,772	$19,349
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$3,202	$2,971
Application of escrow deposit to acquisition of real estate	$—	$700
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2018, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 190 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 18,693 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington and Wisconsin. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of September 30, 2018, the Company also had other real estate investments consisting of two preferred equity investments totaling $5.7 million and a mortgage loan receivable of $12.3 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the net-leased skilled nursing, multi-service campuses, assisted living and independent living facilities, (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investments and the mortgage loan receivable.
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

As part of the Company’s real estate acquisitions, the Company may commit to provide contingent payments to a seller or lessee (e.g., an earn-out payable upon the applicable property achieving certain financial metrics). Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. Generally, if the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property’s basis. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
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
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. Included in other loans receivable at September 30, 2018 is a bridge loan to Eduro Healthcare, LLC, (“Eduro”) under which the Company agreed to fund up to $4.0 million until the earlier of (i) the date Eduro enters into a new credit facility, (ii) the date that Eduro terminates as to any facility, or (iii) November 30, 2018. Borrowings under the bridge loan accrue interest at a base rate of greater of prime rate or 4.75% plus margin of 2.5%. The borrowings under the bridge loan accrue interest and, as of September 30, 2018, approximately $1.8 million has been drawn and was outstanding.
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. Deferred financing costs on the Company’s Notes and Term Loan (each as defined in Note 6, Debt, below) are netted against the outstanding debt amounts on the Company’s balance sheet. Deferred financing costs on the Company’s Revolving Facility (as defined in Note 6, Debt, below) are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in the Company’s condensed consolidated income statements. Accumulated amortization of deferred financing costs was $4.6 million and $3.2 million at September 30, 2018 and December 31, 2017, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s condensed consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For each of the three and nine months ended September 30, 2018 and 2017, such tenant reimbursement

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

revenues consisted of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
If the Company’s evaluation of applicable factors indicates it may not recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of September 30, 2018 and December 31, 2017, Accounts and other receivables, net included $1.3 million and $0.8 million for unpaid cash rents and $11.6 million and $9.6 million for other tenant receivables, respectively, of which $10.4 million was reserved as of September 30, 2018 and December 31, 2017, related to the properties previously net leased to subsidiaries of Pristine Senior Living, LLC (“Pristine”). See Note 3, Real Estate Investments, Net for further discussion.
The Company evaluates the collectability of straight-line rent receivable balances on an ongoing basis and provides reserves against receivables it determines may not be fully recoverable. The Company recorded straight-line rental income of $0.7 million and $2,000 during the three months ended September 30, 2018 and 2017, respectively. The Company recorded straight-line rental income of $1.6 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively. Accounts and other receivables, net included $2.1 million and $0.5 million in straight-line rents receivable at September 30, 2018 and December 31, 2017, respectively.
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
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these Notes to the condensed consolidated financial statements are presented on an unaudited basis and are not subject to review by the Company’s independent auditors in accordance with the standards of the Public Company Accounting Oversight Board.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations for which it is the lessee. As of September 30, 2018, the remaining contractual payments under the Company’s lease agreements aggregated $0.2 million. Additionally, ASC 842 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASC 842, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the nine months ended September 30, 2018, the Company did not capitalize any allocated payroll costs. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASC 842 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, insurance), will be accounted for under ASC 842. Tenant recoveries that qualify as non-lease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, will be accounted for under the new revenue recognition ASC 606 (as defined below) upon adoption of the new lease ASC 842 on January 1, 2019 for any new lease or any modified lease.

In July 2018, the FASB finalized an amendment to ASC 842 that allows lessors to elect, as a practical expedient, not to separate lease and non-lease components (such as services rendered) in a contract for the purpose of revenue recognition and disclosure. The practical expedient can only be applied to leasing arrangements for which (i) the timing and pattern of transfer are the same for the lease and non-lease components and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Under this practical expedient, contracts that are predominantly lease-based would be accounted for under ASC 842, and contracts that are predominantly service-based would be accounted for under ASC 606. Further, this amendment also provides for an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this practical expedient and apply the optional transition method for its operating leases, using the cumulative-effect adjustment to the opening balance sheet as of January 1, 2019. The Company is still evaluating the full impact of the adoption of ASC 842 on January 1, 2019 to its consolidated financial statements.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

3. REAL ESTATE INVESTMENTS, NET
The following tables summarize the Company’s investment in owned properties as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Land	$163,665	$151,879
Buildings and improvements	1,168,192	1,114,605
Integral equipment, furniture and fixtures	85,592	80,729
Identified intangible assets	2,382	2,382
Real estate investments	1,419,831	1,349,595
Accumulated depreciation and amortization	(230,382)	(197,334)
Real estate investments, net	$1,189,449	$1,152,261
As of September 30, 2018, 92 of the Company’s 193 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of September 30, 2018, annualized revenues from the Ensign Master Leases were $59.1 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of September 30, 2018, 98 of the Company’s 193 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of September 30, 2018 are the independent living facilities that the Company owns and operates.
The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 80 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2018, the Company’s total future minimum rental revenues for all of its tenants were (dollars in thousands):

Year	Amount
Remaining 2018	$35,223
2019	141,977
2020	142,525
2021	143,094
2022	143,678
Thereafter	1,169,183
$1,775,680

Recent Real Estate Acquisitions

The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2018 (dollar amounts in thousands):

Type of Property	Purchase Price(1)		Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$57,074		$5,144	7	621
Multi-service campuses	20,277	(3)	1,564	1	122
Assisted living	—		—	—	—
Total	$77,351		$6,708	$8	743

(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at acquisition date.
(3) The Company has committed to fund approximately $1.4 million in revenue-producing capital expenditures over the next 24 months based on the in-place lease yield, which is included in the purchase price.

Lease Amendments and Related Agreements

Pristine Lease Termination. On February 27, 2018, the Company announced that it entered into a Lease Termination Agreement (the “LTA”) with Pristine for its nine remaining properties, with a target completion date of April 30, 2018. Under the LTA, Pristine agreed to continue to operate the facilities until possession could be surrendered, and the operations therein transitioned, to operator(s) designated by the Company. Among other things, Pristine also agreed to amend certain pending agreements to sell the rights to certain Ohio Medicaid beds (the “Bed Sales Agreements”) and cooperate with the Company to turn over any claim or control it might have had with respect to the sale process and the proceeds thereof, if any, to the Company. The transactions were timely completed, and on May 1, 2018, Trio Healthcare, Inc (“Trio”) took over operations in the seven facilities based primarily in the Dayton, Ohio area under a new 15-year master lease, while Hillstone Healthcare, Inc. (“Hillstone”) assumed the operation of the two facilities in Willard and Toledo, Ohio under a new 12-year master lease. In addition, amendments to the Bed Sales Agreements were subsequently executed, confirming the Company as the sole seller of the bed rights and the sole recipient of any proceeds therefrom. The aggregate annual base rent due under the new master leases with Trio and Hillstone is approximately $10.0 million, subject to CPI-based or fixed escalators.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Sale of Real Estate Investments

During the nine months ended September 30, 2018, the Company sold three assisted living facilities consisting of 102 units located in Idaho with an aggregate carrying value of $10.9 million for an aggregate price of $13.0 million. In connection with the sale, the Company recognized a gain of $2.1 million.

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
During the three months ended September 30, 2017, the Company recognized $0.2 million in interest income from its preferred equity investments. The Company recognized no interest income from its preferred equity investments in the three months ended September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company recognized $0.2 million and $1.5 million, respectively, in interest income from its preferred equity investments, of which $0 and $975,000, respectively, was received in cash. Any unpaid amounts were added to the outstanding carrying values of the preferred equity investments.
In October 2017, the Company provided the Providence Group a mortgage loan secured by a skilled nursing facility for approximately $12.5 million, which bears a fixed interest rate of 9%. The mortgage loan requires Providence Group to make monthly principal and interest payments and is set to mature on October 26, 2020. During the three and nine months ended September 30, 2018, the Company recognized $0.3 million and $0.9 million, respectively, of interest income related to the mortgage loan.

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3, inputs for all other financial instruments, is as follows (dollars in thousands):

	September 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,746	$6,022	$4,531	$5,550	$5,423
Mortgage loan receivable	12,423	12,337	12,423	12,517	12,399	12,517
Financial liabilities:
Senior unsecured notes payable	$300,000	$294,963	$294,000	$300,000	$294,395	$307,500
Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Other loans receivable: The carrying amounts were accounted for at the unpaid loan balance. These balances approximate their fair values due to the short-term nature of these instruments.
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
Senior unsecured notes payable: The fair value of the Notes (as defined below) was determined using third-party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2018 and December 31, 2017 (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	September 30, 2018			December 31, 2017
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(5,037)	$294,963	$300,000	$(5,605)	$294,395
Senior unsecured term loan	100,000	(412)	99,588	100,000	(483)	99,517
Unsecured revolving credit facility	90,000	—	90,000	165,000	—	165,000
	$490,000	$(5,449)	$484,551	$565,000	$(6,088)	$558,912
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
As of September 30, 2018, the Company was in compliance with all applicable financial covenants under the indenture.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of September 30, 2018, there was $90.0 million outstanding under the Revolving Facility.
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
As of September 30, 2018, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Interest Expense
During the three months ended September 30, 2018, the Company incurred $6.8 million of interest expense, which included $0.5 million of amortization of deferred financing costs. During the three months ended September 30, 2017, the Company incurred $5.6 million of interest expense, which included $0.5 million of amortization of deferred financing costs. During the nine months ended September 30, 2018, the Company incurred $21.2 million of interest expense, which included $1.5 million of amortization of deferred financing costs. During the nine months ended September 30, 2017, the Company

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

incurred $17.7 million of interest expense, which included $1.6 million of amortization of deferred financing costs. As of September 30, 2018 and December 31, 2017, the Company’s interest payable was $5.3 million and $1.4 million, respectively.

Loss on the Extinguishment of Debt

During the nine months ended September 30, 2017, the loss on the extinguishment of debt included the redemption price, stated at 102.938%, of $7.6 million and a $4.2 million write-off of deferred financing costs associated with the redemption of the Company’s 5.875% Senior Notes due 2021.

7. EQUITY
Common Stock
At-The-Market Offering—During the second quarter of 2017, the Company entered into an equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). The following table summarizes the quarterly ATM Program activity for 2018 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	Total
Number of shares	—	2,989	4,772	7,761
Average sales price per share	$—	$16.13	$17.62	$17.04
Gross proceeds*	$—	$48,198	$84,077	$132,275
*Total gross proceeds is before $0.6 million and $1.1 million of commissions paid to the sales agents during the three months ended June 30, 2018 and September 30, 2018, respectively.
As of September 30, 2018, the Company had approximately $103.8 million available for future issuances under the ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2018:

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018
Dividends declared	$0.205	$0.205	$0.205
Dividends payment date	April 13, 2018	July 13, 2018	October 15, 2018

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
Restricted Stock Awards — In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the nine months ended September 30, 2018, 10,960 shares vested or were forfeited. As of September 30, 2018, there were 4,020 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
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
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$988	$656	$2,816	$1,792
As of September 30, 2018, there was $5.4 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.2 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2018 and 2017, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$14,510	$11,311	$42,384	$23,622
Less: Net income allocated to participating securities	(84)	(83)	(282)	(277)
Numerator for basic and diluted earnings available to common stockholders	$14,426	$11,228	$42,102	$23,345
Denominator:
Weighted-average basic common shares outstanding	81,490	75,471	77,811	71,693
Weighted-average diluted common shares outstanding	81,490	75,471	77,811	71,693

Earnings per common share, basic	$0.18	$0.15	$0.54	$0.33
Earnings per common share, diluted	$0.18	$0.15	$0.54	$0.33
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and nine months ended September 30, 2018 and 2017, as their inclusion would have been anti-dilutive.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

11. CONCENTRATION OF RISK
Major operator concentrations – As of September 30, 2018, Ensign leased 92 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 9,805 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. As of September 30, 2018, Ensign represents $59.1 million, or 42%, of the Company’s rental income on an annualized run-rate basis.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2018
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$856,659	$332,790	$—	$1,189,449
Other real estate investments, net	—	12,337	5,746	—	18,083
Cash and cash equivalents	—	15,745	—	—	15,745
Accounts and other receivables, net	—	9,567	2,817	—	12,384
Prepaid expenses and other assets	—	3,789	3	—	3,792
Deferred financing costs, net	—	904	—	—	904
Investment in subsidiaries	737,296	474,524	—	(1,211,820)	—
Intercompany	—	—	136,277	(136,277)	—
Total assets	$737,296	$1,373,525	$477,633	$(1,348,097)	$1,240,357
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$294,963	$—	$—	$294,963
Senior unsecured term loan, net	—	99,588	—	—	99,588
Unsecured revolving credit facility	—	90,000	—	—	90,000
Accounts payable and accrued liabilities	—	15,401	3,109	—	18,510
Dividends payable	17,246	—	—	—	17,246
Intercompany	—	136,277	—	(136,277)	—
Total liabilities	17,246	636,229	3,109	(136,277)	520,307
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 83,353,226 shares issued and outstanding as of September 30, 2018	834	—	—	—	834
Additional paid-in capital	915,235	629,525	321,761	(951,286)	915,235
Cumulative distributions in excess of earnings	(196,019)	107,771	152,763	(260,534)	(196,019)
Total equity	720,050	737,296	474,524	(1,211,820)	720,050
Total liabilities and equity	$737,296	$1,373,525	$477,633	$(1,348,097)	$1,240,357

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$20,554	$14,778	$—	$35,332
Tenant reimbursements	—	1,804	1,186	—	2,990
Independent living facilities	—	—	871	—	871
Interest and other income	—	317	—	—	317
Total revenues	—	22,675	16,835	—	39,510
Expenses:
Depreciation and amortization	—	6,833	4,518	—	11,351
Interest expense	—	6,805	—	—	6,805
Property taxes	—	1,804	1,186	—	2,990
Independent living facilities	—	—	766	—	766
General and administrative	987	2,101	—	—	3,088
Total expenses	987	17,543	6,470	—	25,000
Income in Subsidiary	15,497	10,365	—	(25,862)	—
Net income	$14,510	$15,497	$10,365	$(25,862)	$14,510

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$60,122	$43,734	$—	$103,856
Tenant reimbursements	—	5,360	3,614	—	8,974
Independent living facilities	—	—	2,515	—	2,515
Interest and other income	—	1,039	196	—	1,235
Total revenues	—	66,521	50,059	—	116,580
Expenses:
Depreciation and amortization	—	20,488	13,739	—	34,227
Interest expense	—	21,182	—	—	21,182
Property taxes	—	5,360	3,614	—	8,974
Independent living facilities	—	—	2,226	—	2,226
General and administrative	2,822	6,740	76	—	9,638
Total expenses	2,822	53,770	19,655	—	76,247
Gain on sale of real estate	—	2,051	—	—	2,051
Income in Subsidiary	45,206	30,404	—	(75,610)	—
Net income	$42,384	$45,206	$30,404	$(75,610)	$42,384

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(7)	$28,087	$44,310	$—	$72,390
Cash flows from investing activities:
Acquisitions of real estate	—	(75,621)	—	—	(75,621)
Improvements to real estate	—	(5,376)	(25)	—	(5,401)
Purchases of equipment, furniture and fixtures	—	(1,193)	(69)	—	(1,262)
Investment in real estate mortgage and other loans receivable	—	(2,598)	—	—	(2,598)
Principal payments received on real estate mortgage and other loans receivable	—	893	—	—	893
Escrow deposit for acquisitions of real estate	—	(1,000)	—	—	(1,000)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from subsidiary	45,827	—	—	(45,827)	—
Intercompany financing	(129,251)	44,216	—	85,035	—
Net cash used in investing activities	(83,424)	(27,675)	(94)	39,208	(71,985)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	130,546	—	—	—	130,546
Borrowings under unsecured revolving credit facility	—	60,000	—	—	60,000
Payments on unsecured revolving credit facility	—	(135,000)	—	—	(135,000)
Net-settle adjustment on restricted stock	(1,288)	—	—	—	(1,288)
Dividends paid on common stock	(45,827)	—	—	—	(45,827)
Distribution to Parent	—	(45,827)	—	45,827	—
Intercompany financing	—	129,251	(44,216)	(85,035)	—
Net cash provided by (used in) financing activities	83,431	8,424	(44,216)	(39,208)	8,431
Net increase in cash and cash equivalents	—	8,836	—	—	8,836
Cash and cash equivalents beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents end of period	$—	$15,745	$—	$—	$15,745

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(157)	$17,946	$49,144	$—	$66,933
Cash flows from investing activities:
Acquisitions of real estate	—	(222,463)	—	—	(222,463)
Improvements to real estate	—	(571)	(50)	—	(621)
Purchases of equipment, furniture and fixtures	—	(292)	(67)	—	(359)
Escrow deposit for acquisitions of real estate	—	(1,000)	—	—	(1,000)
Sale of other real estate investment	—	—	7,500	—	7,500
Distribution from subsidiary	38,544	—	—	(38,544)	—
Intercompany financing	(169,391)	56,527	—	112,864	—
Net cash (used in) provided by investing activities	(130,847)	(167,799)	7,383	74,320	(216,943)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,414	—	—	—	170,414
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—	—	300,000
Borrowings under unsecured revolving credit facility	—	158,000	—	—	158,000
Payments on senior unsecured notes payable	—	(267,639)	—	—	(267,639)
Payments on unsecured revolving credit facility	—	(158,000)	—	—	(158,000)
Payments of deferred financing costs	—	(6,047)	—	—	(6,047)
Net-settle adjustment on restricted stock	(866)	—	—	—	(866)
Dividends paid on common stock	(38,544)	—	—	—	(38,544)
Distribution to Parent	—	(38,544)	—	38,544	—
Intercompany financing	—	169,391	(56,527)	(112,864)	—
Net cash provided by (used in) financing activities	131,004	157,161	(56,527)	(74,320)	157,318
Net increase in cash and cash equivalents	—	7,308	—	—	7,308
Cash and cash equivalents beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents end of period	$—	$14,808	$—	$—	$14,808

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

In October 2018, the Company, in two separate transactions, acquired one skilled nursing facility and one multi-service campus. The aggregate purchase price was approximately $12.0 million, which includes estimated capitalized acquisition costs. These two acquisitions will generate initial annual cash rents of approximately $1.1 million and were funded using $7.0 million in cash on hand and $5.0 million in borrowings under the Company’s senior unsecured revolving credit facility.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability to achieve some or all of the benefits that we expect to achieve from the separation of the real estate business of Ensign Group, Inc. (“Ensign”) into a separate and independent publicly-traded company upon the distribution of all of the outstanding shares of common stock of the Company to Ensign stockholders on a pro rata basis (the “Spin-Off”); (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them and the ability and willingness of Ensign to meet and/or perform its other contractual arrangements that it entered into with us in connection with the Spin-Off, and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of September 30, 2018, the 92 facilities leased to Ensign had a total of 9,805 operational beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 98 remaining leased properties had a total of 8,888 operational beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, Oregon, South Dakota, Texas, Virginia, Washington and Wisconsin. We also own and operate three independent living facilities (“ILFs”), which had a total of 264 units located in Texas and Utah. As of September 30, 2018, we also had other real estate investments consisting of two preferred equity investments totaling $5.7 million and a mortgage loan receivable of $12.3 million.

Recent Transactions

Recent Investments

From January 1, 2018 through November 5, 2018, we acquired eight skilled nursing facilities and two multi-service campuses for approximately $89.4 million, which includes actual and estimated capitalized acquisition costs and a $1.4 million commitment to fund revenue-producing capital expenditures over the next 24 months on one newly acquired multi-service campus. These acquisitions are expected to generate initial annual cash revenues of approximately $7.8 million and an initial blended yield of approximately 8.7%. See Note 3, Real Estate Investments, Net and Note 13, Subsequent Events in the Notes to condensed consolidated financial statements for additional information.

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

At-The-Market Offering of Common Stock

In May 2017, we entered into an equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). The following table summarizes the quarterly ATM Program activity for 2018 (shares and dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	Total
Number of shares	—	2,989	4,772	7,761
Average sales price per share	$—	$16.13	$17.62	$17.04
Gross proceeds*	$—	$48,198	$84,077	$132,275
*Total gross proceeds is before $0.6 million and $1.1 million of commissions paid to the sales agents during the three months ended June 30, 2018 and September 30, 2018, respectively.

As of September 30, 2018, we had approximately $103.8 million available for future issuances under the ATM Program. From October 1, 2018 to November 5, 2018, there has been no activity under our ATM program.

Results of Operations

Operating Results
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2018	2017
	(dollars in thousands)
Revenues:
Rental income	$35,332	$29,404	$5,928	20%
Tenant reimbursements	2,990	2,543	447	18%
Independent living facilities	871	825	46	6%
Interest and other income	317	176	141	80%
Expenses:
Depreciation and amortization	11,351	9,745	1,606	16%
Interest expense	6,805	5,592	1,213	22%
Property taxes	2,990	2,543	447	18%
Independent living facilities	766	698	68	10%
General and administrative	3,088	3,059	29	*

 * - Not Meaningful

Rental income. Rental income was $35.3 million for the three months ended September 30, 2018 compared to $29.4 million for the three months ended September 30, 2017. The $5.9 million or 20% increase in rental income is primarily due to $5.3 million from real estate investments made after July 1, 2017, $0.6 million from increases in rental rates for our existing tenants and $0.7 million of straight-line rent, partially offset by a $0.4 million decrease in cash rents as of September 30, 2018 and a $0.3 million decrease in rental income due to the sale of three assisted living facilities in March 2018.
Independent living facilities. Revenues and expenses from our three ILFs that we own and operate increased less than $0.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Interest and other income. Interest and other income increased $0.1 million or 80% for the three months ended September 30, 2018 to $0.3 million compared to $0.2 million for the three months ended September 30, 2017. The increase was primarily due to $0.3 million of interest income associated with the mortgage loan receivable that we provided to the Providence Group in October 2017, offset by a decrease of interest income of $0.2 million due to the cessation of preferred equity investment for GAAP purposes.
Depreciation and amortization. Depreciation and amortization expense increased $1.6 million or 16% for the three months ended September 30, 2018 to $11.4 million compared to $9.7 million for the three months ended September 30, 2017, primarily due to new real estate investments made after July 1, 2017.
Interest expense. Interest expense increased $1.2 million or 22% for the three months ended September 30, 2018 to $6.8 million compared to $5.6 million for the three months ended September 30, 2017. The increase was primarily due to a higher weighted average outstanding balance on our unsecured revolving credit facility and higher LIBOR interest rates for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
General and administrative expense. General and administrative expense remained consistent at $3.1 million for both the three months ended September 30, 2018 and 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2018	2017
	(dollars in thousands)
Revenues:
Rental income	$103,856	$85,254	$18,602	22%
Tenant reimbursements	8,974	7,253	1,721	24%
Independent living facilities	2,515	2,407	108	4%
Interest and other income	1,235	1,471	(236)	(16)%
Expenses:
Depreciation and amortization	34,227	28,156	6,071	22%
Interest expense	21,182	17,690	3,492	20%
Loss on the extinguishment of debt	—	11,883	(11,883)	*
Property taxes	8,974	7,253	1,721	24%
Independent living facilities	2,226	2,003	223	11%
Impairment of real estate investment	—	890	(890)	*
General and administrative	9,638	8,426	1,212	14%

  * - Not Meaningful

Rental income. Rental income was $103.9 million for the nine months ended September 30, 2018 compared to $85.3 million for the nine months ended September 30, 2017. The $18.6 million or 22% increase in rental income is primarily due to $16.6 million from real estate investments made after January 1, 2017, $2.1 million from increases in rental rates for our existing tenants and $1.5 million of straight-line rent, partially offset by a $1.1 million decrease in cash rents as of September 30, 2018 and a $0.5 million decrease in rental income due to the sale of three assisted living facilities in March 2018.
Independent living facilities. Revenues from our three ILFs that we own and operate increased $0.1 million or 4% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The expenses from our three ILFs increased $0.2 million or 11% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Interest and other income. Interest and other income decreased $0.2 million for the nine months ended September 30, 2018 to $1.2 million compared to $1.5 million for the nine months ended September 30, 2017. The decrease was primarily due to the interest income associated with the disposition in May 2017 of one preferred equity investment, partially offset by an increase of interest income related to the mortgage loan receivable that we provided to the Providence Group in October 2017.
Depreciation and amortization. Depreciation and amortization expense increased $6.1 million or 22% for the nine months ended September 30, 2018 to $34.2 million compared to $28.2 million for the nine months ended September 30, 2017, primarily due to new real estate investments made after January 1, 2017.
Interest expense. Interest expense increased $3.5 million or 20% for the nine months ended September 30, 2018 to $21.2 million compared to $17.7 million for the nine months ended September 30, 2017. The increase was primarily due to a higher weighted average outstanding balance on our unsecured revolving credit facility and higher LIBOR interest rates for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Loss on the extinguishment of debt. Loss on the extinguishment of debt for the nine months ended September 30, 2017 consisted of $7.6 million related to the redemption of our 5.875% Senior Notes due 2021 at a redemption price of 102.938%, and a $4.2 million write-off of deferred financing costs associated with such redemption that was completed during the nine months ended September 30, 2017.

Impairment of real estate investments. In April 2017, we and Ensign mutually determined that La Villa Rehab & Healthcare Center (“La Villa”) had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa during the nine months ended September 30, 2017.
General and administrative expense. General and administrative expense increased $1.2 million or 14% for the nine months ended September 30, 2018 to $9.6 million compared to $8.4 million for the nine months ended September 30, 2017. The increase is primarily related to an increase in the amortization of stock-based compensation of $1.0 million and higher cash wages of $0.2 million.

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
During the nine months ended September 30, 2018, we sold 7.8 million shares of common stock under our ATM Program for gross proceeds of $132.3 million. As of September 30, 2018, we had approximately $103.8 million available for future issuances under the ATM Program. See “Recent Transactions—At-The-Market Offering of Common Stock.” In addtion, as of September 30, 2018, there was $90.0 million outstanding under the Revolving Facility (as defined below). See Note 6, Debt, and Note 7, Equity, in the Notes to condensed consolidated financial statements for additional information on the Revolving Facility and ATM Program, respectively. We believe that our available cash, expected operating cash flows, and the remaining availability under our ATM Program and Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
We intend to invest in and/or develop additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$72,390	$66,933
Net cash used in investing activities	(71,985)	(216,943)
Net cash provided by financing activities	8,431	157,318
Net increase in cash and cash equivalents	8,836	7,308
Cash and cash equivalents, beginning of period	6,909	7,500
Cash and cash equivalents, end of period	$15,745	$14,808
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net cash provided by operating activities for the nine months ended September 30, 2018 was $72.4 million compared to $66.9 million for the nine months ended September 30, 2017, an increase of $5.5 million. The increase was primarily due to an increase of $18.8 million in net income, partially offset a $10.6 million decrease in noncash income and expenses and a $2.7 million change in operating assets and liabilities.
Net cash used in investing activities for the nine months ended September 30, 2018 was $72.0 million compared to $216.9 million for the nine months ended September 30, 2017, a decrease of $145.0 million. The decrease was primarily the result of a $146.8 million decrease in cash used to acquire real estate, $13.0 million increase in net proceeds from the sale of real estate and $0.9 million increase from principal payments received on real estate mortgage and other loans receivable, partially offset by prior period cash proceeds of $7.5 million related to the sale of other real estate investments, an increase of $4.7 million in improvements to real estate, $2.6 million of investments in other loan receivables and an increase of $0.9 million of purchases of furniture, fixtures and equipment.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $8.4 million compared to $157.3 million for the nine months ended September 30, 2017, a decrease of $148.9 million. This decrease was primarily due to a decrease of $107.3 million in net borrowings, a $39.9 million decrease in net proceeds from common stock sales under our ATM Program, an increase in dividends paid of $7.3 million and $0.4 million of net-settle adjustments on restricted stock, partially offset by a $6.0 million decrease in payments of deferred financing costs.

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
As of September 30, 2018, we were in compliance with all applicable financial covenants under the indenture.
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
As of September 30, 2018, there was $90.0 million outstanding under the Revolving Facility.
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
As of September 30, 2018, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$410,250	$15,750	$31,500	$31,500	$331,500
Senior unsecured term loan (2)	118,446	4,250	8,513	105,683	—
Unsecured revolving credit facility (3)	93,737	93,737	—	—	—
Operating lease	195	140	55	—	—
Total	$622,628	$113,877	$40,068	$137,183	$331,500

(1)	Amounts include interest payments of $110.3 million.

(2)	Amounts include interest payments of $18.4 million.

(3)	The unsecured revolving credit facility includes payments related to the unused credit facility fee.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Credit Agreement provides for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. The interest rates per annum applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). Pursuant to the Amendment, the interest rates applicable to the Term Loan are, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtains certain specified investment grade ratings on its senior long term unsecured debt). As of September 30, 2018, we had a $100.0 million Term Loan outstanding and there was $90.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased approximately $1.4 million for the nine months ended September 30, 2018.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2018.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2
Articles of Amendment, dated May 30, 2018, to the Articles of Amendment and Restatement of CareTrust REIT, Inc.  (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2018, is incorporated herein by reference).

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 5, 2018, is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
November 5, 2018	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

November 5, 2018	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)