Form 10-K
period 2018-12-31
CareTrust REIT, Inc.
filed 2019-02-13
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes  ☐    No   ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.3 billion.
As of February 11, 2019, there were 88,846,942 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2018, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them and the ability and willingness of Ensign Group, Inc. (“Ensign”) to meet and/or perform its other contractual arrangements that it entered into with us in connection with the Spin-Off (as hereinafter defined) and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the ability of our tenants to comply with laws, rules and regulations in the operation of the properties we lease to them; (iii) the ability and willingness of our tenants, including Ensign, to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (iv) the availability of and the ability to identify suitable acquisition opportunities and the ability to acquire and lease the respective properties on favorable terms; (v) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vi) access to debt and equity capital markets; (vii) fluctuating interest rates; (viii) the ability to retain our key management personnel; (ix) the ability to maintain our status as a real estate investment trust (“REIT”); (x) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xi) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
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
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. CareTrust REIT was formed on October 29, 2013 as a wholly owned subsidiary of Ensign with the intent to hold substantially all of Ensign’s real estate business, and became a separate and independent publicly-traded company on June 1, 2014 following the pro rata distribution of the outstanding shares of CareTrust REIT common stock to Ensign’s stockholders (the “Spin-Off”). As of December 31, 2018, CareTrust REIT’s real estate portfolio consisted of 194 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). Of these properties, 92 are leased to Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) that have cross default provisions and are all guaranteed by Ensign. As of December 31, 2018, the 92 facilities leased to Ensign had a total of 9,801 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 102 remaining leased facilities had a total of 9,285 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Virginia, Washington, West Virginia and Wisconsin. We also own and operate three ILFs which had a total of 264 units located in Texas and Utah. As of December 31, 2018, the Company also had other real estate investments consisting of $5.7 million for two preferred equity investments and a mortgage loan receivable of $12.3 million.
From January 1, 2018 through February 13, 2019, we acquired fourteen SNFs and three multi-service campuses and provided a term loan secured by first mortgages on five SNFs for approximately $177.7 million, which includes actual and estimated capitalized acquisition costs and a $1.4 million commitment to fund revenue-producing capital expenditures over the next 24 months on one newly acquired multi-service campus. These acquisitions are expected to generate initial annual cash revenues of approximately $14.8 million and an initial blended yield of approximately 8.9%.
On January 27, 2019, we entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire from BME Texas Holdings, LLC, in a single transaction, 100% of the membership interests in twelve separate, newly-formed special-purpose limited liability companies (the “SPEs”), each of which will own at closing a single real estate asset. The real estate assets include ten operating skilled nursing facilities and two operating skilled nursing/seniors housing campuses, primarily located in the southeastern United States. The aggregate purchase price for the acquisition is approximately $211.0 million, exclusive of transaction costs. See Management’s Discussion and Analysis - Recent Investments for additional information.
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

Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types:

•
Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2018, our portfolio included 158 SNFs, 18 of which include assisted or independent living operations which we refer to as multi-service campuses.

•
Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. As of December 31, 2018, our portfolio included 35 ALFs, some of which also contain independent living units.

•
Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. As of December 31, 2018, our portfolio of four ILFs includes one that is operated by Ensign and three that are operated by us.
Our portfolio of SNFs, ALFs and ILFs is broadly diversified by geographic location throughout the United States, with concentrations in Texas, California, and Ohio.
Significant Master Leases
We have leased 92 of our properties to subsidiaries of Ensign pursuant to the Ensign Master Leases, which consist of eight triple-net leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography. The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At the option of Ensign, each Ensign Master Lease may be extended for up to either two or three five year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the Ensign Master Lease. The rent is a fixed component that was initially set near the time of the Spin-Off. The annual revenues from the Ensign Master Leases were $56.0 million during each of the first two years of the Ensign Master Leases. As of December 31, 2018, the annualized revenues from the Ensign Master Leases were $59.1 million. The Ensign Master Leases are guaranteed by Ensign.
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

Properties by Type:
The following table displays the geographic distribution of our facilities by property type and the related number of beds and units available for occupancy by asset class, as of December 31, 2018. The number of beds or units that are operational may be less than the official licensed capacity.

	Total(1)		SNFs		Multi-Service Campuses		ALFs and ILFs(1)
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
TX	34	4,145	27	3,386	2	357	5	402
CA	26	3,130	19	2,201	4	654	3	275
OH	16	1,484	12	949	4	535	—	—
ID	15	1,241	14	1172	1	69	—	—
IA	15	986	13	815	2	171	—	—
UT	12	1,306	9	907	1	272	2	127
WA	12	1,015	11	913	—	—	1	102
AZ	10	1,327	7	799	1	262	2	266
MI	10	669	6	480	—	—	4	189
IL	7	644	7	644	—	—	—	—
CO	7	770	5	517	—	—	2	253
NE	5	366	3	220	2	146	—	—
VA	5	251	—	—	—	—	5	251
FL	4	404	—	—	—	—	4	404
NV	3	304	1	92	—	—	2	212
WI	3	206	—	—	—	—	3	206
NC	2	100	—	—	—	—	2	100
MN	2	62	—	—	—	—	2	62
IN	1	162	—	—	—	—	1	162
NM	1	136	1	136	—	—	—	—
MD	1	120	—	—	—	—	1	120
ND	1	110	1	110	—	—	—	—
GA	1	105	1	105	—	—	—	—
MT	1	100	1	100	—	—	—	—
SD	1	99	1	99	—	—	—	—
WV	1	55	—	—	1	55	—	—
OR	1	53	1.00	53.00	—	—	—	—
Total	197	19,350	140	13,698	18	2,521	39	3,131

(1) ALFs and ILFs include ALFs or ILFs, or a combination of the two, operated by our tenants and three ILFs operated by us.
Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2018, 2017 and 2016. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

	Year Ended December 31,
Property Type	2018	2017	2016
Facilities Leased to Tenants: (1)
SNFs	77%	78%	78%
Multi-Service Campuses	77%	79%	77%
ALFs and ILFs	84%	82%	85%
Facilities Operated by CareTrust REIT:
ILFs	83%	80%	76%

(1)	Financial data were derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.

Property Type - Rental Income:
The following tables display the annual rental income and total beds/units for each property type leased to third-party tenants for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31, 2018
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$102,555	73%	13,698
Multi-Service Campuses	15,543	11%	2,521
ALFs and ILFs	21,975	16%	2,867
Total	$140,073	100%	19,086

	For the Year Ended December 31, 2017
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$82,550	70%	12,716
Multi-Service Campuses	15,228	13%	2,264
ALFs and ILFs	19,855	17%	3,084
Total	$117,633	100%	18,064
Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
State	Rental Income (in thousands)	Percent of Total	Rental Income (in thousands)	Percent of Total
CA	$26,897	19%	$20,896	18%
TX	26,567	19%	24,072	20%
OH	17,300	12%	17,928	15%
ID	10,770	8%	6,963	6%
AZ	9,125	7%	8,916	8%
WA	6,353	5%	5,272	4%
UT	6,125	4%	5,965	5%
MI	6,004	4%	2,774	2%
IA	5,805	4%	5,471	5%
CO	4,192	3%	4,039	3%
IL	3,792	3%	2,653	2%
VA	3,137	2%	1,856	2%
WI	2,850	2%	2,539	2%
FL	1,527	1%	1,061	1%
NE	1,396	1%	1,360	1%
MN	1,275	1%	892	1%
NC	1,069	1%	1,044	1%
NM	1,046	1%	662	1%
NV	1,038	1%	1,010	1%
IN	937	1%	803	1%
GA	880	1%	818	1%
MD	535	—%	459	—%
MT	495	—%	—	—%
SD	395	—%	—	—%
OR	368	—%	180	—%
WV	115	—%	—	—%
ND	80	—%	—	—%
Total	$140,073	100%	$117,633	100%

ILFs Operated by CareTrust REIT:
The following table displays the geographic distribution of ILFs operated by CareTrust REIT and the related number of operational units available for occupancy as of December 31, 2018. The following table also displays the average monthly revenue per occupied unit for the years ended December 31, 2018 and 2017.

			For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
State	Facilities	Units	Average Monthly Revenue Per Occupied Unit(1)	Average Monthly Revenue Per Occupied Unit(1)
TX	2	207	$1,236	$1,236
UT	1	57	1,268	1,337
Total	3	264	1,244	1,263

(1)	Average monthly revenue per occupied unit is equivalent to average effective rent per unit, as we do not offer tenants free rent or other concessions.
We view our ownership and operation of the three ILFs as complementary to our real estate business. Our goal is to provide enhanced focus on their operations to improve their financial and operating performance. The three ILFs that we own and operate as of December 31, 2018 are:

•	Lakeland Hills Independent Living, located in Dallas, Texas, with 168 units;

•	The Cottages at Golden Acres, located in Dallas, Texas, with 39 units; and

•	The Apartments at St. Joseph Villa, located in Salt Lake City, Utah, with 57 units.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs, as well as medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are located in 27 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.
Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 27 different states, with concentrations in Texas, California and Ohio. The properties in any one state do not account for more than 21% of our total beds and units as of December 31, 2018. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
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

Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 41% of our 2018 revenues, exclusive of tenant reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Ability to Identify Talented Operators. We have purchased 108 properties since the Spin-Off through December 31, 2018 and have increased total rental revenue from $41.2 million for the year ended December 31, 2013, the last full fiscal year prior to the Spin-Off, to $140.1 million for the year ended December 31, 2018, which has resulted in a reduction in Ensign’s share of our rental revenues from approximately 100% for the year ended December 31, 2013 to approximately 41% for the year ended December 31, 2018, in each case exclusive of tenant reimbursements. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investment in new and/or improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.
Experienced Management Team. Gregory K. Stapley, our President and Chief Executive Officer, has extensive experience in the real estate and healthcare industries. Mr. Stapley has more than 30 years of experience in the acquisition, development and disposition of real estate including healthcare facilities and office, retail and industrial properties, including nearly 15 years at Ensign where he was instrumental in assembling the portfolio that we now lease back to Ensign. Our Chief Financial Officer, William M. Wagner, has more than 25 years of accounting and finance experience, primarily in real estate, including more than 14 years of experience working extensively for REITs. Most notably, he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company prior to joining us as our Chief Financial Officer. David M. Sedgwick, our Chief Operating Officer, is a licensed nursing home administrator with more than 13 years of experience in skilled nursing operations, including turnaround operations, and trained over 100 Ensign nursing home administrators while he was Ensign’s Chief Human Capital Officer. Mark Lamb, our Chief Investment Officer, is a licensed nursing home administrator with more than six years serving as administrator of healthcare facilities for Plum Healthcare and North American Healthcare, Inc. and more than seven years serving in acquisition and portfolio management capacities for various entities. Our executives have years of public company experience, including experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Maintain Balance Sheet Strength and Liquidity. We maintain a capital structure that provides the resources and flexibility to support the growth of our business. We intend to maintain a mix of credit facility debt and unsecured debt which, together with our anticipated ability to complete future equity financings, including issuances of our common stock under an at-the-market equity program, we expect will fund the growth of our property portfolio.
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

Employees
We employ approximately 57 employees (including our executive officers), none of whom is subject to a collective bargaining agreement.

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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2018, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with SEC. The SEC maintains an internet site that contains these reports, and other information about issuers, like us, which file electronically with the SEC. The address of that site is http://www.sec.gov. We make available our reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, at the Investor Relations section of our website at www.caretrustreit.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

ITEM 1A.	Risk Factors
Risks Related to Our Business
We are dependent on Ensign and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
As of December 31, 2018, Ensign represents $59.1 million or 41%, of our rental revenues, on an annualized run-rate basis. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that Ensign or our other tenants will have sufficient assets, income and access to financing to enable them to satisfy their payment or indemnification obligations under their leases with us. In addition, any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties. The inability or unwillingness of Ensign to meet its rent obligations under its leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Ensign to satisfy its other obligations under its leases, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the leased properties as well as Ensign’s business, financial position and results of operations. For these reasons, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
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
Ensign and other healthcare operators to which we lease properties are dependent on the healthcare industry and may be susceptible to the risks associated with healthcare reform. Because all of our properties are used as healthcare properties, we are impacted by the risks associated with healthcare reform. Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would affect major changes in the healthcare system, either nationally or at the state level. We cannot accurately predict whether any future legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.
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
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, on April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which, among other things, requires the CMS to measure, track, and publish readmission rates of SNFs by 2017 and implement a value-based purchasing program for SNFs (the “SNF VBP Program”), which commenced October 1, 2018. The SNF VBP Program increases Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. However, there is no assurance that payments made by CMS as a result of the SNF VBP Program will be sufficient to cover a facility’s costs. If Medicare reimbursement provided to our healthcare tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
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
We receive substantially all of our income as rent payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants have in the past, and may in the future, fail to make rent payments when due or our tenants may declare bankruptcy.
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
If a tenant is unable to comply with the terms of its lease, we may be forced to establish reserves for unpaid amounts due to us from the tenant, move to a cash basis method of accounting for recognizing rental revenues from the tenant or otherwise modify the lease with such tenant in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. For example, during the year ended December 31, 2017, we determined to recognize Pristine Senior Living, LLC (“Pristine”) rental revenues on a cash basis and established a $10.4 million reserve related to Pristine’s obligation to us. After Pristine transitioned an initial seven facilities to an operator designated by us, during the year ended December 31, 2018, we entered into a subsequent agreement with Pristine to surrender the remaining facilities operated by Pristine, and transition them to operators designated by us, with a completion date of April 30, 2018. See Note 2, “Summary of Significant Accounting Policies” and Note 3, “Real Estate Investments, Net” for further information.
If a tenant is unable to comply with the terms of its lease, there is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement tenant for a healthcare property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for a property, transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, resulting in delays in receiving reimbursement, or a potential loss of a facility’s reimbursement for a period of time, which may affect our ability to successfully transition a property.
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

If we or our tenants terminate or do not renew the leases for our properties, we would attempt to reposition those properties with another tenant or operator. Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements are generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times tenant-specific. A new or replacement tenant to operate one or more of our healthcare facilities may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to release the space. In addition, approvals of local authorities for such modifications and/or renovations may be necessary, resulting in delays in transitioning a facility to a new tenant. These expenditures or renovations and delays could materially and adversely affect our business, financial condition or results of operations. In addition, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all.
The geographic concentration of some of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
Our properties are located in 27 different states, with concentrations in Texas, California and Ohio. The properties in these three states accounted for approximately 21%, 16% and 8%, respectively, of the total beds and units in our portfolio, as of December 31, 2018 and approximately 19%, 19% and 12%, respectively, of our rental income for the year ended December 31, 2018. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
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
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, or at all, our business, financial position or results of operations could be materially and adversely affected. Furthermore, any future acquisitions may require the issuance of securities, the incurrence of debt, or assumption of contingent liabilities, each of which could materially adversely impact our business, financial condition or results of operations. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed. Transactions involving properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations or that the tenant, operator or manager will underperform.
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
Certain of our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition or development activity. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our New Revolving Facility and New Term Loan (each as defined below). This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
In addition, our Amended Credit Agreement (as defined below) uses LIBOR as a reference rate for our New Term Loan and New Revolving Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
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
We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. Security breaches, including physical or electronic break-ins, computer viruses, malware, works, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks, impersonation of authorized users and similar breaches, can create system disruptions, shutdowns or result in a loss of company assets or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.
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
We have now, and may have in the future, exposure to contingent rent escalators
We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Almost all of our leases contain escalators contingent on changes in the Consumer Price Index, subject to maximum fixed percentages. If the Consumer Price Index does not increase, our revenues may not increase. In addition, if economic conditions result in significant increases in the Consumer Price Index, but the escalations under our leases are capped, our growth and profitability also may be limited.
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
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code are complex and lack developed administrative guidance. As a result, the impact of certain aspects of these new rules on us and our stockholders is currently unclear. Technical corrections or other amendments to these rules, and administrative guidance interpreting the new rules, may be forthcoming at any time or may be significantly delayed. No prediction can be made regarding whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can we predict what consequences would result from this legislation or regulation. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect.
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
As of February 13, 2019, we have approximately $500.0 million of indebtedness, consisting of $300.0 million representing our 5.25% Senior Notes due 2025 (the “Notes”) and $200.0 million under our New Term Loan, and no borrowings outstanding under the New Revolving Facility. High levels of indebtedness may have the following important consequences to us. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and other general corporate purposes;

•	require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;

•	make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Amended Credit Facility;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	expose us to increases in interest rates for our variable rate debt;

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

•
result in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Amended Credit Facility, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

In addition, the Amended Credit Facility and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt, subject to our compliance with certain financial covenants set forth in the Amended Credit Agreement (as defined below) governing the Amended Credit Facility and the indenture governing the Notes. For example, borrowing availability under the New Revolving Facility is subject to our compliance with a consolidated leverage ratio that requires our ratio of Adjusted Consolidated Debt to Consolidated Total Asset Value (each as defined in the Amended Credit Agreement) be less than 60%. If we incur additional debt, the related risks described above could intensify.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Amended Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. The Amended Credit Facility and the indenture governing the Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, the Amended Credit Facility and the indenture governing the Notes permit us to incur additional debt, including secured debt, subject to the satisfaction of certain conditions.
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
•creating restrictions on the ability of our subsidiaries to pay distributions or other amounts to us;
•selling assets;
•effecting a consolidation or merger or selling all or substantially all of our assets;
•making acquisitions; and
•amending certain material agreements, including material leases and debt agreements.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. The Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio, a minimum unsecured interest coverage ratio and a minimum rent coverage ratio. We are also required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.

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
Our charter and bylaws and Maryland law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. As currently in effect, our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder; (2) provide that stockholders are not allowed to act by non-unanimous written consent; (3) permit the board of directors, without further action of the stockholders, to amend the charter to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series that we have the authority to issue; (4) permit the board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; (5) establish certain advance notice procedures for stockholder proposals, and provide procedures for the nomination of candidates for our board of directors; (6) provide that special meetings of stockholders may only be called by the Company or upon written request of stockholders entitled to be at the meeting; (7) provide that a director may only be removed by stockholders for cause and upon the vote of two-thirds of the outstanding shares of common stock; and (8) provide for supermajority approval requirements for amending or repealing certain provisions in our charter. In addition, specific anti-takeover provisions of the Maryland General Corporation Law (“MGCL”) could make it more difficult for a third party to attempt a hostile takeover. These provisions include:

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

Except for the three ILFs that we own and operate, all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized contractual cash rental revenues under our lease agreements as of December 31, 2018 by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment	Investment	Rent	Total Rent
2024	$34,415	2.4%	$3,269	2.2%
2026	58,157	4.0%	6,606	4.5%
2027	55,929	3.9%	5,861	4.0%
2028	79,914	5.5%	7,969	5.5%
2029	115,306	8.0%	9,984	6.8%
2030	282,898	19.5%	25,424	17.4%
2031	385,817	26.6%	36,301	25.0%
2032	210,526	14.5%	23,537	16.1%
2033	225,847	15.6%	26,881	18.5%
Total	$1,448,809	100.0%	$145,832	100.0%
The information set forth under “Portfolio Summary” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	Legal Proceedings

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
Common Equity
Our common stock is listed on the Nasdaq Global Select Market under the symbol “CTRE.”
At February 11, 2019, we had approximately 73 stockholders of record.

To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Notes and our Amended Credit Agreement permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the indenture governing the Notes, and therefore, the amount of cash distributions we can make to our stockholders may be limited.

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2018	2017
Ordinary dividend	$0.8025	$0.6450
Non-dividend distributions	0.0175	0.0950
	$0.8200	$0.7400
Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2018.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the SNL U.S. REIT Healthcare Index for the period from June 1, 2014 to December 31, 2018. Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices on June 1, 2014 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS, SNL US REIT HEALTHCARE AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
JUNE 1, 2014 - DECEMBER 31, 2018
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
The following table sets forth selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Our historical operating results may not be comparable to our future operating results. The comparability of the selected financial data presented below is significantly affected by our acquisitions and new investments in each of the years presented. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Income statement data:
Total revenues	$156,941	$132,982	$104,679	$74,951	$58,897
Income (loss) before provision for income taxes	57,923	25,874	29,353	10,034	(8,143)
Net income (loss)	57,923	25,874	29,353	10,034	(8,143)
Income (loss) before provision for income taxes per share, basic	0.73	0.35	0.52	0.26	(0.36)
Income (loss) before provision for income taxes per share, diluted	0.72	0.35	0.52	0.26	(0.36)
Net income (loss) per share, basic	0.73	0.35	0.52	0.26	(0.36)
Net income (loss) per share, diluted	0.72	0.35	0.52	0.26	(0.36)
Balance sheet data:
Total assets	$1,291,762	$1,184,986	$925,358	$673,166	$475,140
Senior unsecured notes payable, net	295,153	294,395	255,294	254,229	253,165
Senior unsecured term loan, net	99,612	99,517	99,422	—	—
Unsecured revolving credit facility	95,000	165,000	95,000	45,000	—
Secured mortgage indebtedness, net	—	—	—	94,676	97,608
Total equity	768,247	594,617	452,430	262,288	113,462
Other financial data:
Dividends declared per common share	$0.82	$0.74	$0.68	$0.64	$6.01
FFO(1)	101,536	62,275	61,483	34,109	14,853
FAD(1)	104,989	66,406	65,118	37,831	16,559

(1)
We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measure. We also believe that Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and Funds Available for Distribution (“FAD”) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate related depreciation and amortization and impairment charges. FAD is defined as FFO excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs and the effect of straight-line rent. We believe that the use of FFO and FAD, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and FAD to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for FAD, by excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs, and the effect of straight line rent, FFO and FAD can help investors compare our operating performance between periods and to other REITs. However, our computation of FFO and FAD may not be comparable to FFO and FAD reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define FAD differently than we do. Further, FFO and FAD do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.
The following table reconciles our calculations of FFO and FAD for the five years ended December 31, 2018, 2017, 2016, 2015 and 2014 to net income, the most directly comparable financial measure according to GAAP, for the same periods:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Net income (loss)	$57,923	$25,874	$29,353	$10,034	$(8,143)
Real estate related depreciation and amortization	45,664	39,049	31,865	24,075	22,996
(Gain) loss on sale of real estate	(2,051)	—	265	—	—
Impairment of real estate investment	—	890	—	—	—
Gain on disposition of other real estate investment	—	(3,538)	—	—	—
FFO	101,536	62,275	61,483	34,109	14,853
Amortization of deferred financing costs	1,938	2,059	2,239	2,200	1,552
Amortization of stock-based compensation	3,848	2,416	1,546	1,522	154
Straight-line rental income	(2,333)	(344)	(150)	—	—
FAD	$104,989	$66,406	$65,118	$37,831	$16,559

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of December 31, 2018, the 92 facilities leased to Ensign had a total of 9,801 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 102 remaining leased properties had a total of 9,285 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Virginia, Washington, West Virginia and Wisconsin. We also own and operate three ILFs which had a total of 264 units located in Texas and Utah. As of December 31, 2018, we also had other real estate investments consisting of $5.7 million for two preferred equity investments and a mortgage loan receivable of $12.3 million.

Recent Transactions

At-The-Market Offering of Common Stock

In May 2017, we entered into an equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). The following table summarizes the quarterly ATM Program activity for 2018 (shares and dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Number of shares	—	2,989	4,772	2,504	10,265
Average sales price per share	$—	$16.13	$17.62	$19.98	$17.76
Gross proceeds*	$—	$48,198	$84,077	$50,046	$182,321
*Total gross proceeds is before $0.6 million, $1.1 million and $0.6 million of commissions paid to the sales agents under the ATM Program during the three months ended June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

As of December 31, 2018, we had approximately $53.7 million available for future issuances under the ATM Program. From January 1, 2019 to January 11, 2019, we sold 2.5 million shares of common stock at an average price of $19.48 per share for $47.9 million in gross proceeds. At February 13, 2019 we had approximately $5.8 million available for future issuances under the ATM Program. See  Liquidity and Capital Resources for additional information.

Recent and Pending Investments

From January 1, 2018 through February 13, 2019, we acquired fourteen skilled nursing facilities and three multi-service campuses and provided a term loan secured by first mortgages on five skilled nursing facilities for approximately $177.7 million, which includes actual and estimated capitalized acquisition costs and a $1.4 million commitment to fund revenue-producing capital expenditures over the next 24 months on one newly acquired multi-service campus. These acquisitions are expected to generate initial annual cash revenues of approximately $14.8 million and an initial blended yield of approximately 8.9%. See Note 3, Real Estate Investments, Net, and Note 14, Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

On January 27, 2019, we entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire from BME Texas Holdings, LLC, in a single transaction, 100% of the membership interests in twelve separate, newly-formed special-purpose limited liability companies (the “SPEs”), each of which will own at closing a single real estate asset. The real estate assets include ten operating skilled nursing facilities and two operating skilled nursing/seniors housing campuses, primarily located in the southeastern United States. The aggregate purchase price for the acquisition is approximately $211.0 million, exclusive of transaction costs. Should the transaction contemplated by the MIPA ultimately close, we expect that the twelve real estate assets will be leased at closing to replacement operators, at least one of which is expected to be an existing Company tenant, under long-term master leases at an anticipated initial lease yield of approximately 8.9%, before taking into account transaction costs. The transaction contemplated by the MIPA is subject to multiple closing conditions, including without limitation, the acquisition of the assets by the SPEs, the full performance of other agreements to which we and our subsidiaries are not a party, the execution and timely completion of separate transition agreements between the incoming and outgoing operators, and multiple third-party approvals.

Recent Dispositions

During the year ended December 31, 2018, we sold three ALFs consisting of 102 units located in Idaho with an aggregate carrying value of $10.9 million for an aggregate price of $13.0 million. In connection with the sale, we recognized a gain of $2.1 million.

Lease Terminations and Related Agreements

Pristine Lease Termination. On February 27, 2018 (the “LTA Effective Date”) we entered into a Lease Termination Agreement (the “LTA”) with affiliates of Pristine Senior Living, LLC (“Pristine”) under which Pristine agreed to surrender all nine remaining facilities operated by Pristine, with a completion date of April 30, 2018. Under the LTA, Pristine agreed to continue to operate the facilities until possession could be surrendered, and the operations therein transitioned, to operator(s) designated by us. Among other things, Pristine also agreed to amend certain pending agreements to sell the rights to certain Ohio Medicaid beds (the “Bed Sales Agreements”) and cooperate with us to turn over any claim or control it might have had with respect to the sale process and the proceeds thereof, if any, to us. The transactions were timely completed, and on May 1, 2018, Trio Healthcare, Inc. (“Trio”) took over operations in the seven facilities based primarily in the Dayton, Ohio area under a new 15-year master lease, while Hillstone Healthcare, Inc. (“Hillstone”) assumed the operation of the two facilities in Willard and Toledo, Ohio under a new 12-year master lease. In addition, amendments to the Bed Sales Agreements were subsequently executed, confirming us as the sole seller of the bed rights and the sole recipient of any proceeds therefrom. The aggregate annual base rent due under the new master leases with Trio and Hillstone is approximately $10.0 million, subject to CPI-based or fixed escalators.
Under the LTA we agreed, upon Pristine’s full performance of the terms thereof, to terminate Pristine’s master lease and all future obligations of the tenant thereunder; however, under the terms of the master lease the Company’s security interest in Pristine’s accounts receivable has survived any such termination. Such security interest was subject to the prior lien and security interest of Pristine’s working capital lender, Capital One, National Association (“CONA”), with whom the Company has an existing intercreditor agreement that defines the relative rights and responsibilities of CONA with respect to the loan and lease collateral represented by Pristine’s accounts receivable and the Company’s respective security interests therein.
OnPointe Lease Terminations. On March 12, 2018, we terminated two separate facility leases between us and affiliates of OnPointe Health (“OnPointe”), which covered two properties located in Albuquerque, New Mexico and Brownsville, Texas. The Brownsville lease termination also terminated an option agreement which would have granted the tenant the right, under certain circumstances, to purchase the Brownsville property. OnPointe continued to operate the facilities following the lease terminations, and worked cooperatively with us to effectuate an orderly transfer of the operations in the two properties to two existing CareTrust tenants as described below.
On May 1, 2018, OnPointe completed the operational transfers of both facilities. An affiliate of Eduro Healthcare, LLC (“Eduro”) assumed operational responsibility for the Albuquerque property, and we entered into a lease amendment with Eduro amending their existing master lease with us to add the Albuquerque property thereto. An affiliate of Providence Group, Inc. (“Providence”) assumed operational responsibility for the Brownsville property, and we entered into a lease amendment with Providence amending their existing master lease with us to add the Brownsville property thereto. The aggregate annual base rent increase under the Eduro and Providence master leases, as amended, was approximately equivalent to the aggregate annual base rent we were receiving under the two OnPointe leases.

Results of Operations

Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants in the healthcare sector.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2018	2017
	(dollars in thousands)
Revenues:
Rental income	$140,073	$117,633	$22,440	19%
Tenant reimbursements	11,924	10,254	1,670	16%
Independent living facilities	3,379	3,228	151	5%
Interest and other income	1,565	1,867	(302)	(16)%
Expenses:
Depreciation and amortization	45,766	39,159	6,607	17%
Interest expense	27,860	24,196	3,664	15%
Loss on the extinguishment of debt	—	11,883	(11,883)	*
Property taxes	11,924	10,254	1,670	16%
Independent living facilities	2,964	2,733	231	8%
Impairment of real estate investment	—	890	(890)	*
Reserve for advances and deferred rent	—	10,414	(10,414)	*
General and administrative	12,555	11,117	1,438	13%
* Not meaningful
Rental income. Rental income was $140.0 million for the year ended December 31, 2018 compared to $117.6 million for the year ended December 31, 2017. The $22.4 million or 19% increase in rental income is primarily due to $19.2 million from real estate investments made after January 1, 2017, $2.6 million from increases in rental rates for our existing tenants and $2.0 million of straight-line rent, partially offset by a $0.8 million decrease in cash rents as of December 31, 2018 and a $0.7 million decrease in rental income due to the sale of three assisted living facilities in March 2018.
Independent living facilities. Revenues from our three ILFs that we own and operate were $3.4 million for the year ended December 31, 2018 compared to $3.2 million for the year ended December 31, 2017. The $0.2 million or 5% increase was primarily due to increased occupancy at these facilities. Expenses for our three ILFs were $2.9 million for the year ended December 31, 2018 compared to $2.7 million for the year ended December 31, 2017. The $0.2 million or 8% increase was primarily due to the increased occupancy at these facilities.
Interest and other income. Interest and other income decreased $0.3 million for the year ended December 31, 2018 to $1.6 million compared to $1.9 million for the year ended December 31, 2017. The decrease was primarily due to the interest income associated with the disposition in May 2017 of one preferred equity investment, partially offset by an increase of interest income related to the mortgage loan receivable that we provided to the Providence Group in October 2017.
Depreciation and amortization. Depreciation and amortization expense increased $6.6 million, or 17%, for the year ended December 31, 2018 to $45.8 million compared to $39.2 million for the year ended December 31, 2017. The $6.6 million increase was primarily due to new real estate investments made after January 1, 2017.
Interest expense. Interest expense increased $3.7 million, or 15%, for the year ended December 31, 2018 to $27.9 million compared to $24.2 million for the year ended December 31, 2017. The increase was primarily due to a higher weighted average outstanding balance on our Prior Revolving Facility (as defined below) and higher LIBOR interest rates.
Loss on the extinguishment of debt. Loss on the extinguishment of debt for the year ended December 31, 2017 consisted of $7.6 million related to the redemption of our 5.875% Senior Notes due 2021 at a redemption price of 102.938%, and a $4.2 million write-off of deferred financing costs associated with such redemption that was completed during the year ended December 31, 2017.
Impairment of real estate investments. In April 2017, we and Ensign mutually determined that La Villa Rehab & Healthcare Center (“La Villa”) had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa during the year ended December 31, 2017.
Reserve for advances and deferred rent. Included in the reserve for advances and deferred rent for the year ended December 31, 2017 is $0.8 million for unpaid cash rents and $9.6 million for other tenant receivables related to the properties previously net leased to subsidiaries of Pristine. See previous disclosure under “Recent Transactions-Lease Terminations and Related Agreements-Pristine Lease Termination” for further discussion.
General and administrative expense. General and administrative expense increased $1.4 million or 13% for the year ended December 31, 2018 to $12.5 million compared to $11.1 million for the year ended December 31, 2017. The increase is primarily related to an increase in the amortization of stock-based compensation of $1.4 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2017	2016
	(dollars in thousands)
Revenues:
Rental income	$117,633	$93,126	$24,507	26%
Tenant reimbursements	10,254	7,846	2,408	31%
Independent living facilities	3,228	2,970	258	9%
Interest and other income	1,867	737	1,130	153%
Expenses:
Depreciation and amortization	39,159	31,965	7,194	23%
Interest expense	24,196	22,873	1,323	6%
Loss on the extinguishment of debt	11,883	326	11,557	*
Property taxes	10,254	7,846	2,408	31%
Independent living facilities	2,733	2,549	184	7%
Impairment of real estate investments	890	—	890	*
Acquisition costs	—	205	(205)	*
Reserve for advances and deferred rent	10,414	—	10,414	*
General and administrative	11,117	9,297	1,820	20%
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

Interest expense. Interest expense increased $1.3 million, or 6%, for the year ended December 31, 2017 to $24.2 million compared to $22.9 million for the year ended December 31, 2016. The net increase was due primarily to the fourteen days during the year ended December 31, 2017 when both our $300.0 million 5.25% Senior Notes due 2025 and our $260.0 million 5.875% Senior Notes due 2021 were outstanding, higher interest rates on our floating rate debt primarily related to our senior unsecured term loan and a higher average net borrowings on our Prior Revolving Facility.
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
Impairment of real estate investments. In April 2017, we and Ensign mutually determined that La Villa had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. As a result of the transfer, we wrote-off the net book value of La Villa during the year ended December 31, 2017.
Reserve for advances and deferred rent. Included in the reserve for advances and deferred rent for the year ended December 31, 2017 is $0.8 million for unpaid cash rents and $9.6 million for other tenant receivables related to the properties previously net leased to subsidiaries of Pristine. See previous disclosure under “Recent Transactions-Lease Terminations and Related Agreements-Pristine Lease Termination” for further discussion.
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
 As of December 31, 2018, we had cash and cash equivalents of $36.8 million.
During the year ended December 31, 2018, we sold approximately 10.3 million shares of our common stock under our ATM Program at an average price of $17.76 per share for $182.3 million in gross proceeds before $2.3 million of commissions paid to the sales agents. At December 31, 2018, we had approximately $53.7 million available for future issuances under the ATM Program. Subsequent to December 31, 2018, we sold an additional 2.5 million shares of our common stock under our ATM Program and we have approximately $5.8 million available for future issuances under the ATM Program as of February 13, 2019. We intend to renew or replace our ATM Program following or just before its substantial exhaustion.
As of December 31, 2018, there was $95.0 million outstanding under the Prior Revolving Facility. On February 8, 2019, we amended and restated our Credit Facility, which now provides for (i) an unsecured revolving credit facility (the “New Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) a $200.0 million unsecured term loan credit facility (the “New Term Loan” and together with the New Revolving Facility, the “Amended Credit Facility”). The proceeds of the New Term Loan were used, in part, to repay in full all outstanding borrowings under the Prior Term Loan and Prior Revolving Facility (each as defined below). As of February 13, 2019, there was $200.0 million outstanding under the New Term Loan, and no borrowings outstanding under the New Revolving Facility. See Note 6, Debt,  Note 7, Equity and Note 14, Subsequent Events, in the Notes to Consolidated Financial Statements for additional information. Borrowing availability under the New Revolving Facility is subject to our compliance with certain financial covenants set forth in the Amended Credit Agreement governing the New Revolving Facility, including a consolidated leverage ratio that requires our ratio of Adjusted Consolidated Debt to

Consolidated Total Asset Value (each as defined in the Amended Credit Agreement) be less than 60%. We believe that our available cash, expected operating cash flows, our ATM Program and New Revolving Facility will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
We intend to invest in additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Amended Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
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
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$99,357	$88,800	$64,431
Net cash used in investing activities	(115,069)	(302,559)	(284,642)
Net cash provided by financing activities	45,595	213,168	216,244
Net increase (decrease) in cash and cash equivalents	29,883	(591)	(3,967)
Cash and cash equivalents at beginning of period	6,909	7,500	11,467
Cash and cash equivalents at end of period	$36,792	$6,909	$7,500
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash provided by operating activities for the year ended December 31, 2018 was $99.3 million compared to $88.8 million for the year ended December 31, 2017, an increase of $10.5 million. The increase was primarily due to an increase in net income of $32.0 million, partially offset by a decrease in noncash income and expenses of $20.4 million and a $1.1 million change in operating assets and liabilities.
Net cash used in investing activities for the year ended December 31, 2018 was $115.1 million compared to $302.6 million for the year ended December 31, 2017, a decrease of $187.5 million. The decrease was primarily the result of a $184.9 million decrease in cash used to acquire real estate, a $13.0 million increase in net proceeds from the sale of real estate, a $6.8 million decrease of investments in other loan receivables and a $3.2 million increase from principal payments received on real estate mortgage and other loans receivable, partially offset by prior period cash proceeds of $7.5 million related to the sale of other real estate investments, an increase of $6.5 million in improvements to real estate, $5.0 million of escrow deposits for acquisitions of real estate and an increase of $1.4 million of purchases of furniture, fixtures and equipment.

Net cash provided by financing activities for the year ended December 31, 2018 was $45.6 million compared to $213.2 million for the year ended December 31, 2017, a decrease of $167.6 million. This decrease was primarily due to a decrease of $172.4 million in net borrowings, an increase in dividends paid of $10.4 million and $0.4 million of net-settle adjustments on restricted stock, partially offset by a $9.5 million increase in net proceeds from sales of our common stock under our ATM Program and a $6.1 million decrease in payments of deferred financing costs.

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
Indebtedness
Senior Unsecured Notes
On May 10, 2017, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025. The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. We used the net proceeds from the offering of the Notes to redeem all $260.0 million aggregate principal amount outstanding of our 5.875% Senior Notes due 2021, including payment of the redemption price of 102.938% and all accrued and unpaid interest thereon. We used the remaining portion of the net proceeds of the Notes offering to pay borrowings outstanding under our Prior Revolving Facility. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT and certain of CareTrust REIT’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the subsidiary guarantor is sold or sells all or substantially all of its assets, the subsidiary guarantor is designated “unrestricted” for covenant purposes under the indenture, the subsidiary guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied. See Note 12, Summarized Condensed Consolidating Information, in the Notes to Consolidated Financial Statements.
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
As of December 31, 2018, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (as amended in February 2016, the “Prior Credit Agreement”). The Prior Credit Agreement provided for (i) an unsecured asset-based revolving credit facility (the “Prior Revolving Facility”) with commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions, and an accordion feature that allows the Operating Partnership to increase the borrowing availability by up to an additional $250.0 million, and (ii) a $100.0 million non-amortizing unsecured term loan (the “Prior Term Loan”). The Prior Revolving Facility was schedule to mature on August 5, 2019, and included two six-month extension options. The Prior Term Loan, which was scheduled to mature on February 1, 2023, could be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
As of December 31, 2018, we had $100.0 million outstanding under the Prior Term Loan and there was $95.0 million outstanding under the Prior Revolving Facility.
As of December 31, 2018, we were in compliance with all applicable financial covenants under the Credit Agreement.
On February 8, 2019, the Company, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Company’s Prior Credit Agreement and now provides for (i) a New Revolving Facility with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) a $200.0 million New Term Loan. The proceeds of the New Term Loan were used, in part, to repay in full all outstanding borrowings under the Prior Term Loan and Prior Revolving Facility. See Note 14, Subsequent Events, in the Notes to Consolidated Financial Statements for additional information.
The New Revolving Facility has a maturity date of February 8, 2023, and includes two, six-month extension options. The New Term Loan has a maturity date of February 8, 2026.
The Amended Credit Agreement provides that, subject to customary conditions, including obtaining lender commitments and pro forma compliance with financial maintenance covenants under the Amended Credit Agreement, the Operating Partnership may seek to increase the aggregate principal amount of the revolving commitments and/or establish one or more new tranches of term loans under the Amended Credit Facility in an aggregate amount not to exceed $500.0 million. The Company does not currently have any commitments for such increased commitments or loans.
The interest rates applicable to loans under the New Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the New Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the New Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt).
Loans made under the Amended Credit Facility are not subject to interim amortization prior to the final maturity date therefor (other than swingline loans which are due and payable within ten (10) business days of the date on which they were advanced if sooner than the final maturity date of the Amended Credit Facility). The Operating Partnership is not required to repay any loans (other than swingline loans) under the Amended Credit Facility prior to the maturity date therefor, other than to the extent the outstanding revolving borrowings exceed the aggregate revolving commitments under the New Revolving Facility. The Operating Partnership is permitted to prepay all or any portion of the loans under the New Revolving Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Operating Partnership is permitted to prepay all or any portion of the loans under the New Term Loan prior to maturity subject to a 2% prepayment premium in the first year after issuance and a 1% prepayment premium in the second year after issuance and to reimbursement of any LIBOR breakage costs of the lenders.
The Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Amended Credit Agreement (other than the Operating Partnership). The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, enter into certain transactions with affiliates, create restrictions on distributions from subsidiaries and pay certain dividends and other restricted payments. The Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio, a minimum unsecured interest coverage ratio and a minimum rent coverage ratio. The Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Amended Credit Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of change of control and specified events of bankruptcy and insolvency.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$402,375	$15,750	$31,500	$31,500	$323,625
Senior unsecured term loan (2)	118,535	4,534	9,081	104,920	—
Unsecured revolving credit facility (3)	97,892	97,892	—	—	—
Operating lease	160	141	19	—	—
Total	$618,962	$118,317	$40,600	$136,420	$323,625

(1)	Amounts include interest payments of $102.4 million.

(2)	Amounts include interest payments of $18.5 million.

(3)	The unsecured revolving credit facility includes payments related to the unused Revolving Facility fee under the Prior Revolving Facility.
Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign under eight master leases (“Ensign Master Leases”), the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, the tenants also have the option to request capital expenditure funding that would also be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to our approval and funding of their requests.
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
In the event of impairment, the fair value of the real estate investment is determined by market research, which includes valuing the property in its current use as well as other alternative uses, and involves significant judgment. Our estimates of cash flows and fair values of the properties are based on current market conditions and reflect matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. During the year ended December 31, 2017, we recorded an impairment loss of $0.9 million related to its investment in La Villa. In April 2017, we mutually determined with Ensign that La Villa had reached the natural end of its useful life as a skilled nursing facility and that the facility was no longer economically viable, the improvements thereon could not be economically repurposed to any other use, and the cost to remove the obsolete improvements and reclaim the underlying land for redevelopment was expected to exceed the market value of the land. Ensign agreed to wind up and terminate the operations of the facility and we transferred title to the property to Ensign. There was no adjustment to the contractual rent under the applicable master lease. Additionally, we agreed that the licensed beds would be transferred to another facility included in the Ensign Master Leases.
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
Deferred Financing Costs. External costs incurred from placement of our debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For our senior unsecured notes payable and senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For our Amended Credit Facility, deferred financing costs are included in assets on our balance sheet.
Revenue Recognition. We recognize rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if we are the primary obligor and, with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk. For the years ended December 31, 2018, 2017 and 2016, such tenant reimbursement revenues consist of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
We evaluate the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2017, we reserved $0.8 million for unpaid cash rents and $9.6 million for other tenant receivables related to the properties previously net leased to subsidiaries of Pristine. We recorded no reserves for the years ended December 31, 2016 and December 31, 2018. See Note 3, “Real Estate Investments, Net” for further discussion.
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

Our Prior Credit Agreement provided for revolving commitments in an aggregate principal amount of $400.0 million from a syndicate of banks and other financial institutions. The interest rates per annum applicable to loans under the Prior Revolving Facility were, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum, based on the debt to asset value ratio of the Company and its subsidiaries. Under the Prior Credit Agreement, interest rates applicable to the Prior Term Loan were, at the Company’s option, equal to a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries. As of December 31, 2018, we had a $100.0 million Prior Term Loan outstanding and there was $95.0 million outstanding under the Prior Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming no change in our outstanding debt balance as described above, interest expense would have increased approximately $2.0 million for the year ended December 31, 2018.
On February 8, 2019, we entered into the Amended Credit Agreement, which amended and restated our Prior Credit Agreement. Our Amended Credit Agreement provides for (i) a New Revolving Facility in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments, and (ii) a $200.0 million New Term Loan.
The interest rates applicable to loans under the New Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the New Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Company will pay a facility fee on the revolving commitments under the New Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Company elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of February 13, 2019, we had $200.0 million outstanding under the New Term Loan and there were no outstanding borrowings under the New Revolving Facility.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2018, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
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
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CareTrust REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CareTrust REIT, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CareTrust REIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CareTrust REIT, Inc. as of December 31, 2018 and 2017, and the related consolidated income statements, statements of equity, and statements of cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2), of the Company and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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
February 13, 2019

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.
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
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

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

3.2
Articles of Amendment, dated May 30, 2018, to the Articles of Amendment and Restatement of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K filed on May 31, 2018).

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K filed on April 5, 2018.)

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

10.4
Amended and Restated Credit and Guaranty Agreement, dated February 8, 2019 by and among CTRE Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingling lender and the other parties thereto. (incorporated by reference to Exhibit 10.1 to the CareTrust REIT, Inc.’s Current Report on Form 8-K filed on February 11, 2019).

10.5	Amended and Restated Partnership Agreement of CTR Partnership, L.P. (incorporated by reference to Exhibit 3.4 to CareTrust REIT, Inc.’s Registration Statement on Form S-4, filed on August 28, 2014).

10.6
Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

+10.7	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.14 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.9	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.10	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc’s Current Report on Form 8-K filed on February 11, 2019).

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

ITEM 16.	10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/S/ GREGORY K. STAPLEY
Gregory K. Stapley
President and Chief Executive Officer

Dated: February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY K. STAPLEY	Director, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2019
Gregory K. Stapley
/s/ WILLIAM M. WAGNER	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 13, 2019
William M. Wagner
/s/ ALLEN C. BARBIERI	Director	February 13, 2019
Allen C. Barbieri
/s/ JON D. KLINE	Director	February 13, 2019
Jon D. Kline
/s/ DIANA LAING	Director	February 13, 2019
Diana Laing
/s/ SPENCER PLUMB	Director	February 13, 2019
Spencer Plumb

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CareTrust REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. (the Company), as of December 31, 2018 and 2017, the related consolidated income statements, statements of equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

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

Irvine, California
February 13, 2019

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets:
Real estate investments, net	$1,216,237	$1,152,261
Other real estate investments, net	18,045	17,949
Cash and cash equivalents	36,792	6,909
Accounts and other receivables, net	11,387	5,254
Prepaid expenses and other assets	8,668	895
Deferred financing costs, net	633	1,718
Total assets	$1,291,762	$1,184,986
Liabilities and Equity:
Senior unsecured notes payable, net	$295,153	$294,395
Senior unsecured term loan, net	99,612	99,517
Unsecured revolving credit facility	95,000	165,000
Accounts payable and accrued liabilities	15,967	17,413
Dividends payable	17,783	14,044
Total liabilities	523,515	590,369
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 85,867,044 and 75,478,202 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	859	755
Additional paid-in capital	965,578	783,237
Cumulative distributions in excess of earnings	(198,190)	(189,375)
Total equity	768,247	594,617
Total liabilities and equity	$1,291,762	$1,184,986
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$140,073	$117,633	$93,126
Tenant reimbursements	11,924	10,254	7,846
Independent living facilities	3,379	3,228	2,970
Interest and other income	1,565	1,867	737
Total revenues	156,941	132,982	104,679
Expenses:
Depreciation and amortization	45,766	39,159	31,965
Interest expense	27,860	24,196	22,873
Loss on the extinguishment of debt	—	11,883	326
Property taxes	11,924	10,254	7,846
Independent living facilities	2,964	2,733	2,549
Impairment of real estate investment	—	890	—
Acquisition costs	—	—	205
Reserve for advances and deferred rent	—	10,414	—
General and administrative	12,555	11,117	9,297
Total expenses	101,069	110,646	75,061
Other income:
Gain (loss) on sale of real estate	2,051	—	(265)
Gain on disposition of other real estate investment	—	3,538	—
Net income	$57,923	$25,874	$29,353
Earnings per common share:
Basic	$0.73	$0.35	$0.52
Diluted	$0.72	$0.35	$0.52
Weighted-average number of common shares:
Basic	79,386	72,647	56,030
Diluted	79,392	72,647	56,030
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2015	47,664,742	$477	$410,217	$(148,406)	$262,288
Issuance of common stock, net	17,023,824	170	200,228	—	200,398
Vesting of restricted common stock, net of shares withheld for employee taxes	127,784	1	(516)	—	(515)
Amortization of stock-based compensation	—	—	1,546	—	1,546
Common dividends ($0.68 per share)	—	—	—	(40,640)	(40,640)
Net income	—	—	—	29,353	29,353
Balance at December 31, 2016	64,816,350	648	611,475	(159,693)	452,430
Issuance of common stock, net	10,573,089	106	170,213	—	170,319
Vesting of restricted common stock, net of shares withheld for employee taxes	88,763	1	(867)	—	(866)
Amortization of stock-based compensation	—	—	2,416	—	2,416
Common dividends ($0.74 per share)	—	—	—	(55,556)	(55,556)
Net income	—	—	—	25,874	25,874
Balance at December 31, 2017	75,478,202	755	783,237	(189,375)	594,617
Issuance of common stock, net	10,264,981	103	179,783	—	179,886
Vesting of restricted common stock, net of shares withheld for employee taxes	123,861	1	(1,290)	—	(1,289)
Amortization of stock-based compensation	—	—	3,848	—	3,848
Common dividends ($0.82 per share)	—	—	—	(66,738)	(66,738)
Net income	—	—	—	57,923	57,923
Balance at December 31, 2018	85,867,044	$859	$965,578	$(198,190)	$768,247
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$57,923	$25,874	29,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	45,783	39,176	31,980
Amortization of deferred financing costs	1,938	2,100	2,239
Loss on the extinguishment of debt	—	11,883	326
Amortization of stock-based compensation	3,848	2,416	1,546
Straight-line rental income	(2,333)	(344)	(150)
Noncash interest income	(238)	(686)	(737)
(Gain) loss on sale of real estate	(2,051)	—	265
Interest income distribution from other real estate investment	—	1,500	—
Reserve for advances and deferred rent	—	10,414	—
Impairment of real estate investment	—	890	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(3,800)	(9,428)	(3,404)
Prepaid expenses and other assets	(270)	(273)	84
Accounts payable and accrued liabilities	(1,443)	5,278	2,929
Net cash provided by operating activities	99,357	88,800	64,431
Cash flows from investing activities:
Acquisitions of real estate	(111,640)	(296,517)	(281,228)
Improvements to real estate	(7,230)	(748)	(762)
Purchases of equipment, furniture and fixtures	(1,782)	(403)	(151)
Preferred equity investments	—	—	(4,656)
Investment in real estate mortgage and other loans receivable	(5,648)	(12,416)	—
Principal payments received on real estate mortgage and other loans receivable	3,227	25	—
Sale of other real estate investment	—	7,500	—
Escrow deposits for acquisitions of real estate	(5,000)	—	(700)
Net proceeds from the sale of real estate	13,004	—	2,855
Net cash used in investing activities	(115,069)	(302,559)	(284,642)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	179,882	170,323	200,402
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—
Proceeds from the issuance of senior unsecured term loan	—	—	100,000
Borrowings under unsecured revolving credit facility	65,000	238,000	255,000
Payments on senior unsecured notes payable	—	(267,639)	—
Payments on unsecured revolving credit facility	(135,000)	(168,000)	(205,000)
Payments on the mortgage notes payable	—	—	(95,022)
Payments of deferred financing costs	—	(6,063)	(1,352)
Net-settle adjustment on restricted stock	(1,288)	(866)	(515)
Dividends paid on common stock	(62,999)	(52,587)	(37,269)
Net cash provided by financing activities	45,595	213,168	216,244
Net increase (decrease) in cash and cash equivalents	29,883	(591)	(3,967)
Cash and cash equivalents, beginning of period	6,909	7,500	11,467
Cash and cash equivalents, end of period	36,792	6,909	7,500
Supplemental disclosures of cash flow information:
Interest paid	$25,941	$29,619	$21,238
Supplemental schedule of noncash operating, investing and financing activities:
Increase in dividends payable	$3,739	$2,970	$3,371
Application of escrow deposit to acquisition of real estate	$—	$700	$1,250
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2018, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 194 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 19,086 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Company also owned and operated three independent living facilities which had a total of 264 units located in Texas and Utah. As of December 31, 2018, the Company also had other real estate investments consisting of two preferred equity investments totaling $5.7 million and a mortgage loan receivable of $12.3 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of (i) the net-leased skilled nursing, multi-service campuses, assisted living and independent living facilities; (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investments and the mortgage loan receivable.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Real Estate Investments — Included in “Other real estate investments, net” are preferred equity investments and a mortgage loan receivable. Preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
The Company’s mortgage loan receivable is recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. Included in other loans receivable at December 31, 2018 is a bridge loan to Priority Life Care, LLC (“Priority”) under which the Company agreed to fund up to $1.4 million until the earlier of (i) October 31, 2019, (ii) the date that a new credit facility is established such that the borrower may submit draw requests to the applicable lender, or (iii) the date on which Priority’s lease is terminated with respect to any facility. Borrowings under the bridge loan accrue interest at a base rate of 8.0%. Additionally, included in other loans receivable at December 31, 2018 is a term loan to Eduro Healthcare, LLC (“Eduro”) of $1.2 million at a fixed interest rate of 8.0% and is set to mature on November 20, 2023. As of December 31, 2018, approximately $2.6 million was outstanding under the loans receivable.
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in the consolidated income statements. Accumulated amortization of deferred financing costs was $5.1 million and $3.2 million at December 31, 2018 and December 31, 2017, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s consolidated income statements.
Revenue Recognition —The Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is reasonably assured. The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type and current economic conditions. Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk. For the years ended December 31, 2018, 2017 and 2016, such tenant reimbursement revenues consisted of real estate taxes. Contingent revenue, if any, is not recognized until all possible contingencies have been eliminated.
If the Company’s evaluation of applicable factors indicates it may not recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. As of December 31, 2018 and December 31, 2017, “Accounts and other

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivables, net” included $1.3 million and $0.8 million for unpaid cash rents and $11.6 million and $9.6 million for other tenant receivables, respectively, of which $10.4 million was reserved as of December 31, 2018 and December 31, 2017, related to the properties previously net leased to subsidiaries of Pristine Senior Living, LLC (“Pristine”). See Note 3, Real Estate Investments, Net for further discussion.
The Company evaluates the collectability of straight-line rent receivable balances on an ongoing basis and provides reserves against receivables it determines may not be fully recoverable. The Company recorded straight-line rental income of $2.3 million, $0.3 million and $0.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. Accounts and other receivables, net included $2.8 million and $0.5 million in straight-line rents receivable at December 31, 2018 and December 31, 2017, respectively.
Income Taxes—Income tax expense and other income tax related information contained in these consolidated financial statements are presented on a separate tax return basis as if the Company filed its own tax returns for all periods. Management believes that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated financial statements herein may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if the Company had been a stand-alone company prior to the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”).
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
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees except for equity instruments held by employee share ownership plans. Net income reflects stock-based compensation expense of $3.8 million, $2.4 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these Notes to the consolidated financial statements are presented on an unaudited basis and are not subject to audit by the Company’s independent auditors in accordance with the standards of the Public Company Accounting Oversight Board.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Lease accounting
In February 2016, the FASB issued an Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Subsequently, the FASB issued additional ASUs that further clarified the original ASU. The ASUs became effective for the Company on January 1, 2019. Upon adoption of the lease ASUs on January 1, 2019, the Company elected the following practical expedients provided by these ASUs:

•	Package of practical expedients – requires the Company not to reevaluate its existing or expired leases as of January 1, 2019, under the new lease accounting ASUs.

•	Optional transition method practical expedient – requires the Company to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.

•
Single component practical expedient – requires the Company to account for lease and nonlease components associated with that lease as a single component under the new lease ASUs, if certain criteria are met.

•
Short-term leases practical expedient – for the Company’s operating leases with a term of less than 12 months in which it is the lessee, this expedient requires the Company not to record on its balance sheet related lease liabilities and right-of-use assets.

Overview related to both lessee and lessor accounting—The lease ASUs set new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine whether a lease should be accounted for as a finance (sales-type) lease include the following: (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) the lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria is met, a lease is classified as a finance lease by the lessee and as a sales-type lease by the lessor. If none of the criteria are met, a lease is classified as an operating lease by the lessee, but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease is classified as an operating lease by the lessor.
The new lease ASUs require the use of the modified retrospective transition method. On January 1, 2019, the Company adopted the new lease ASUs electing the package of practical expedients and the optional transition method permitting January 1, 2019, to be its initial application date. The election of the package of practical expedients and the optional transition method allowed the Company not to reassess:

•	Whether any expired or existing contracts as of January 1, 2019, were leases or contained leases.

◦
This practical expedient is primarily applicable to entities that have contracts containing embedded leases. As of December 31, 2018, the Company had no such contracts, therefore this practical expedient had no effect on the Company.

•	The lease classification for any leases expired or existing as of January 1, 2019.

◦
The election of the package of practical expedients required the Company not to revisit the classification of its leases existing as of January 1, 2019. For example, all of the Company leases that were classified as operating leases in accordance with the lease accounting standards in effect prior to January 1, 2019, continue to be classified as operating leases after adoption of the new lease ASUs.

The Company applied the package of practical expedients consistently to all leases (i.e., in which the Company was the lessee or a lessor) that commenced before January 1, 2019. The election of this package permits the Company to “run off” its leases that commenced before January 1, 2019, for the remainder of their lease terms and to apply the new lease ASUs to leases commencing or modified after January 1, 2019.
Lessor Accounting—Under the new lease ASUs, each lease agreement is evaluated to identify the lease and nonlease components at lease inception. The total consideration in the lease agreement is allocated to the lease and nonlease components based on their relative stand-alone selling prices. The new lease ASUs govern the recognition of revenue for lease components, and revenue related to nonlease components is subject to the revenue recognition ASU. Tenant recoveries for

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

utilities, repairs and maintenance, and common area expenses are considered nonlease components. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. As such, the Company has concluded its leases do not contain material nonlease components. Tenant reimbursements related to property taxes and insurance are neither lease nor nonlease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in its income statements.
On January 1, 2019, the Company elected the single component practical expedient, which requires a lessor, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If the Company determines that the lease component is the predominant component, the Company accounts for the single component as an operating lease in accordance with the new lease ASUs. Conversely, the Company is required to account for the combined component under the new revenue recognition ASU if the Company determines that the nonlease component is the predominant component. As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered nonlease components are accounted for under the revenue recognition ASUs. The Company’s operating leases commencing or modified after January 1, 2019, for which the Company is the lessor are expected to qualify for the single component practical expedient accounting under the new lease ASUs.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized tenant recoveries for real estate taxes of $11.9 million, $10.3 million, $7.8 million, respectively, which were classified as tenant reimbursements on the Company’s consolidated income statements. Prior to the adoption of ASC 842, the Company recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries will only be recognized to extent that the Company pays the third party directly and will be classified as rental income on the Company’s consolidated income statement.
The new lease ASUs require that lessors and lessees capitalize, as initial direct costs, only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Effective January 1, 2019, costs that the Company incurs to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and costs related to advertising or soliciting potential tenants will be expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, the Company did not capitalize any initial direct costs that would be required to be expensed effective January 1, 2019.
Lessee Accounting—Under the new lease ASUs, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases.
As of December 31, 2018, the remaining contractual payments under the Company’s ground and office lease arrangements for which it is the lessee aggregated approximately $0.2 million. While these leases are subject to this ASU application effective January 1, 2019, the lease liability and corresponding right-of-use asset do not have a material effect on the Company’s consolidated financial statements.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Standards Adopted by the Company

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the ASC. ASC 606 does not apply to lease contracts within the scope of Leases (Topic 840). Based on a review of the Company’s revenue streams from independent living facilities, the Company’s consolidated financial statements include revenues generated through services provided to residents of independent living facilities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities, such as meals, transportation and activities. While these revenue streams are subject to the application of Topic 606, the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. Therefore, the adoption of ASC 606 did not have a material effect on the Company’s consolidated financial statements since the revenue recognition under ASC 606 is similar to the recognition pattern prior to the adoption of ASC 606.

3. REAL ESTATE INVESTMENTS, NET

The following table summarizes the Company’s investment in owned properties at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Land	$166,948	$151,879
Buildings and improvements	1,201,209	1,114,605
Integral equipment, furniture and fixtures	87,623	80,729
Identified intangible assets	2,382	2,382
Real estate investments	1,458,162	1,349,595
Accumulated depreciation and amortization	(241,925)	(197,334)
Real estate investments, net	$1,216,237	$1,152,261
As of December 31, 2018, 92 of the Company’s 197 facilities were leased to subsidiaries of Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2018, annualized revenues from the Ensign Master Leases were $59.1 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2018, 102 of the Company’s 197 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of December 31, 2018 are the independent living facilities that the Company owns and operates.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has only two identified intangible assets which relate to a below-market ground lease and three acquired operating leases. The ground lease has a remaining term of 80 years.
As of December 31, 2018, total future minimum rental revenues for the Company’s tenants were (dollars in thousands):

Year	Amount
2019	$146,010
2020	146,560
2021	147,132
2022	147,719
2023	148,169
Thereafter	1,055,012
$1,790,602

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the year ended December 31, 2018 (dollar amounts in thousands):

Type of Property	Purchase Price(1)		Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$85,814		$7,715	10	926
Multi-service campuses	27,520	(3)	2,240	2	177
Assisted living	—		—	—	—
Total	$113,334		$9,955	$12	1,103

(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units consists of operating beds at acquisition date.
(3) The Company has committed to fund approximately $1.4 million in revenue-producing capital expenditures over the next 24 months based on the in-place lease yield, which is included in the purchase price.

Pristine Lease Termination
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respect to the loan and lease collateral represented by Pristine’s accounts receivable and the Company’s respective security interests therein.
Sale of Real Estate Investments
During the year ended December 31, 2018, the Company sold three assisted living facilities consisting of 102 units located in Idaho with an aggregate carrying value of $10.9 million for an aggregate price of $13.0 million. In connection with the sale, the Company recognized a gain of $2.1 million.

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

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment is being used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter of 2017 and began lease-up during the first quarter of 2018.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment is being used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up during the second quarter of 2018.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.2 million, $1.7 million and $0.7 million, respectively, of interest income related to these preferred equity investments.
In October 2017, the Company provided an affiliate of Providence Group, Inc. (“Providence”) a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, which bears a fixed interest rate of 9%. The mortgage loan requires Providence Group to make monthly principal and interest payments and is set to mature on October 26, 2020. During the years ended December 31, 2018 and 2017, the Company recognized $1.2 million and $0.2 million, respectively, of interest income related to the mortgage loan.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 and December 31, 2017 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	December 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,746	$6,246	$4,531	$5,550	$5,423
Mortgage loan receivable	12,375	12,299	12,375	12,517	12,399	12,517
Financial liabilities:
Senior unsecured notes payable	$300,000	$295,153	$289,500	$300,000	$294,395	$307,500
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

6. DEBT

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balance of the Company’s indebtedness as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value
Senior unsecured notes payable	$300,000	$(4,847)	$295,153	$300,000	$(5,605)	$294,395
Senior unsecured term loan	100,000	(388)	99,612	100,000	(483)	99,517
Unsecured revolving credit facility	95,000	—	95,000	165,000	—	165,000
	$495,000	$(5,235)	$489,765	$565,000	$(6,088)	$558,912
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Prior Credit Agreement”). The Prior Credit Agreement initially provided for an unsecured asset-based revolving credit facility (the “Prior Revolving Facility”) with commitments in an aggregate principal amount of $300.0 million from a syndicate of banks and other financial institutions. A portion of the proceeds of the Prior Revolving Facility were used to pay off and terminate the Company’s existing secured asset-based revolving credit facility under a credit agreement dated May 30, 2014, with SunTrust Bank, as administrative agent, and the lenders party thereto.
On February 1, 2016, the Company entered into the First Amendment (the “Amendment”) to the Prior Credit Agreement. Pursuant to the Amendment, (i) commitments in respect of the Prior Revolving Facility were increased by $100.0 million to $400.0 million, (ii) a new $100.0 million non-amortizing unsecured term loan (the “Prior Term Loan” and, together with the Prior Revolving Facility, the “Prior Credit Facility”) was funded, and (iii) the uncommitted incremental facility was increased by $50.0 million to $250.0 million. The Prior Revolving Facility continued to mature on August 5, 2019, subject to two, six-month extension options. The Prior Term Loan, was scheduled to mature on February 1, 2023, could be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance. Approximately $95.0 million of the proceeds of the Prior Term Loan were used to pay off and terminate the Company’s existing secured mortgage indebtedness with General Electric Capital Corporation (the “GECC Loan”), as agent and lender, and the other lenders party thereto.
As of December 31, 2018, the Company had a $100.0 million Prior Term Loan outstanding and there was $95.0 million outstanding under the Prior Revolving Facility.
The interest rates applicable to loans under the Prior Revolving Facility were, at the Company’s option, equal to either a base rate plus a margin ranging from 0.75% to 1.40% per annum or applicable LIBOR plus a margin ranging from 1.75% to 2.40% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtained certain specified investment grade ratings on its senior long term unsecured debt). In addition, the Company paid a commitment fee on the unused portion of the commitments under the Revolving Facility of 0.15% or 0.25% per annum, based upon usage of the Revolving Facility (unless the Company obtained certain specified investment grade ratings on its senior long term unsecured debt and elects to decrease the applicable margin as described above, in which case the Company would pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based upon the credit ratings of its senior long term unsecured debt).
Pursuant to the Amendment, the interest rates applicable to the Prior Term Loan were, at the Company’s option, equal to either a base rate plus a margin ranging from 0.95% to 1.60% per annum or applicable LIBOR plus a margin ranging from 1.95% to 2.60% per annum based on the debt to asset value ratio of the Company and its subsidiaries (subject to decrease at the Company’s election if the Company obtained certain specified investment grade ratings on its senior long term unsecured debt).
The Prior Credit Facility was guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that were party to the Prior Credit Agreement (other than the Operating Partnership). The Prior Credit Agreement contained customary covenants that, among other things, restricted, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Prior Credit Agreement required the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Prior Credit Agreement also contained certain customary events of default, including that the Company was required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of December 31, 2018, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 8, 2019, the Company amended and restated the Prior Credit Agreement. See Note 14, Subsequent Events for additional information.
Interest Expense
During the years ended December 31, 2018, 2017 and 2016, the Company incurred $27.9 million, $24.2 million and $22.9 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2018, 2017 and 2016, was $1.9 million, $2.1 million and $2.2 million of amortization of deferred financing fees, respectively. As of December 31, 2018 and December 31, 2017, the Company’s interest payable was $1.3 million and $1.4 million, respectively.
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

Schedule of Debt Maturities
As of December 31, 2018, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2019	$95,000
2020	—
2021	—
2022	—
2023	100,000
Thereafter	300,000
$495,000

7. EQUITY
Common Stock
Offerings of Common Stock - On March 28, 2016, the Company completed an underwritten public offering of 9.78 million newly issued shares of its common stock pursuant to an effective registration statement. The Company received net proceeds of $105.8 million from the offering, after giving effect to the issuance and sale of all 9.78 million shares of common stock (which included 1.28 million shares sold to the underwriters upon exercise of their option to purchase additional shares), at a price to the public of $11.35 per share.

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

At-The-Market Offering of Common Stock - During the second quarter of 2017, the Company entered into an equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). The following table summarizes the quarterly ATM Program activity for 2018 (in thousands, except per share amounts):

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Number of shares	—	2,989	4,772	2,504	10,265
Average sales price per share	$—	$16.13	$17.62	$19.98	$17.76
Gross proceeds*	$—	$48,198	$84,077	$50,046	$182,321
*Total gross proceeds is before $0.6 million, $1.1 million and $0.6 million of commissions paid to the sales agents during the three months ended June 30, 2018, September 30, 2018 and December 31, 2018, respectively.
As of December 31, 2018, the Company had approximately $53.7 million available for future issuances under the ATM Program.
Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2018, 2017 and 2016:

	For the Three Months Ended
2018	March 31	June 30	September 30	December 31
Dividends declared	$0.205	$0.205	$0.205	$0.205
Dividends payment date	April 13, 2018	July 13, 2018	October 15, 2018	January 15, 2019

2017
Dividends declared	$0.185	$0.185	$0.185	$0.185
Dividends payment date	April 14, 2017	July 14, 2017	October 13, 2017	January 16, 2018

2016
Dividends declared	$0.17	$0.17	$0.17	$0.17
Dividends payment date	April 15, 2016	July 15, 2016	October 14, 2016	January 13, 2017

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
The following table summarizes restricted stock award activity for the years ended December 31, 2018 and 2017:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2016	286,068	$12.63
Granted	254,534	15.46
Vested	(111,024)	12.82
Forfeited	(6,667)	15.21
Unvested balance at December 31, 2017	422,911	14.19
Granted	287,982	15.25
Vested	(191,287)	14.39
Forfeited	(334)	15.21
Unvested balance at December 31, 2018	519,272	$14.69

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense	$3,848	$2,416	$1,546
As of December 31, 2018, there was $4.3 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 2.0 years.
In connection with the Spin-Off, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2018, 13,220 shares vested or were forfeited. At December 31, 2018, there were 1,760 unvested restricted stock awards outstanding.
In February 2018, the Compensation Committee of the Company’s Board of Directors granted 141,060 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date, and the shares vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, the Compensation Committee granted 120,460 performance stock awards to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one- to four-year period. The amount of performance awards that will ultimately vest is dependent on the Company meeting or exceeding fiscal year over year Normalized Funds from Operations (“NFFO”) per share growth of 6.0% or greater.
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

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2018, 2017 and 2016, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$57,923	$25,874	$29,353
Less: Net income allocated to participating securities	(364)	(354)	(260)
Numerator for basic and diluted earnings available to common stockholders	$57,559	$25,520	$29,093
Denominator:
Weighted-average basic common shares outstanding	79,386	72,647	56,030
Weighted-average diluted common shares outstanding	79,392	72,647	56,030

Earnings per common share, basic	$0.73	$0.35	$0.52
Earnings per common share, diluted	$0.72	$0.35	$0.52

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per share for the years ended December 31, 2018, 2017 and 2016 when their inclusion would have been anti-dilutive.
10. COMMITMENTS AND CONTINGENCIES
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

11. CONCENTRATION OF RISK
Major operator concentration – As of December 31, 2018, Ensign leased 92 skilled nursing, assisted living and independent living facilities which had a total of 9,801 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. As of December 31, 2018, Ensign represents $59.1 million, or 41%, of the Company’s revenues, exclusive of tenant reimbursements, on an annualized run-rate basis.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2018
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$887,921	$328,316	$—	$1,216,237
Other real estate investments, net	—	12,299	5,746	—	18,045
Cash and cash equivalents	—	36,792	—	—	36,792
Accounts and other receivables, net	—	9,359	2,028	—	11,387
Prepaid expenses and other assets	—	8,666	2	—	8,668
Deferred financing costs, net	—	633	—	—	633
Investment in subsidiaries	786,030	484,955	—	(1,270,985)	—
Intercompany	—	—	151,242	(151,242)	—
Total assets	$786,030	$1,440,625	$487,334	$(1,422,227)	$1,291,762
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$295,153	$—	$—	$295,153
Senior unsecured term loan, net	—	99,612	—	—	99,612
Unsecured revolving credit facility	—	95,000	—	—	95,000
Accounts payable and accrued liabilities	—	13,588	2,379	—	15,967
Dividends payable	17,783	—	—	—	17,783
Intercompany	—	151,242	—	(151,242)	—
Total liabilities	17,783	654,595	2,379	(151,242)	523,515
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 85,867,044 shares issued and outstanding as of December 31, 2018	859	—	—	—	859
Additional paid-in capital	965,578	661,686	321,761	(983,447)	965,578
Cumulative distributions in excess of earnings	(198,190)	124,344	163,194	(287,538)	(198,190)
Total equity	768,247	786,030	484,955	(1,270,985)	768,247
Total liabilities and equity	$786,030	$1,440,625	$487,334	$(1,422,227)	$1,291,762

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$81,560	$58,513	$—	$140,073
Tenant reimbursements	—	7,173	4,751	—	11,924
Independent living facilities	—	—	3,379	—	3,379
Interest and other income	—	1,369	196	—	1,565
Total revenues	—	90,102	66,839	—	156,941
Expenses:
Depreciation and amortization	—	27,553	18,213	—	45,766
Interest expense	—	27,860	—	—	27,860
Property taxes	—	7,173	4,751	—	11,924
Independent living facilities	—	—	2,964	—	2,964
General and administrative	3,856	8,623	76	—	12,555
Total expenses	3,856	71,209	26,004	—	101,069
Gain on sale of real estate	—	2,051	—	—	2,051
Income in Subsidiary	61,779	40,835	—	(102,614)	—
Net income	$57,923	$61,779	$40,835	$(102,614)	$57,923

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10)	$40,092	$59,275	$—	$99,357
Cash flows from investing activities:
Acquisitions of real estate	—	(111,640)	—	—	(111,640)
Improvements to real estate	—	(7,204)	(26)	—	(7,230)
Purchases of equipment, furniture and fixtures	—	(1,713)	(69)	—	(1,782)
Investment in real estate mortgage and other loans receivable	—	(5,648)	—	—	(5,648)
Principal payments received on real estate mortgage and other loans receivable	—	3,227	—	—	3,227
Escrow deposits for acquisitions of real estate	—	(5,000)	—	—	(5,000)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from subsidiary	62,999	—	—	(62,999)	—
Intercompany financing	(178,584)	59,180	—	119,404	—
Net cash used in investing activities	(115,585)	(55,794)	(95)	56,405	(115,069)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	179,882	—	—	—	179,882
Borrowings under unsecured revolving credit facility	—	65,000	—	—	65,000
Payments on unsecured revolving credit facility	—	(135,000)	—	—	(135,000)
Net-settle adjustment on restricted stock	(1,288)	—	—	—	(1,288)
Dividends paid on common stock	(62,999)	—	—	—	(62,999)
Distribution to Parent	—	(62,999)	—	62,999	—
Intercompany financing	—	178,584	(59,180)	(119,404)	—
Net cash provided by (used in) financing activities	115,595	45,585	(59,180)	(56,405)	45,595
Net increase in cash and cash equivalents	—	29,883	—	—	29,883
Cash and cash equivalents, beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents, end of period	$—	$36,792	$—	$—	$36,792

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(222)	$25,745	$63,277	$—	$88,800
Cash flows from investing activities:
Acquisitions of real estate	—	(296,517)	—	—	(296,517)
Improvements to real estate	—	(681)	(67)	—	(748)
Purchases of equipment, furniture and fixtures	—	(309)	(94)	—	(403)
Investment in real estate mortgage loan receivable	—	(12,416)	—	—	(12,416)
Sale of other real estate investment	—	—	7,500	—	7,500
Principal payments received on mortgage loan receivable	—	25	—	—	25
Distribution from subsidiary	52,587	—	—	(52,587)	—
Intercompany financing	(169,235)	70,616	—	98,619	—
Net cash (used in) provided by investing activities	(116,648)	(239,282)	7,339	46,032	(302,559)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,323	—	—	—	170,323
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—	—	300,000
Borrowings under unsecured revolving credit facility	—	238,000	—	—	238,000
Payments on senior unsecured notes payable	—	(267,639)	—	—	(267,639)
Payments on unsecured revolving credit facility	—	(168,000)	—	—	(168,000)
Payments of deferred financing costs	—	(6,063)	—	—	(6,063)
Net-settle adjustment on restricted stock	(866)	—	—	—	(866)
Distribution to Parent	—	(52,587)	—	52,587	—
Dividends paid on common stock	(52,587)	—	—	—	(52,587)
Intercompany financing	—	169,235	(70,616)	(98,619)	—
Net cash provided by (used in) financing activities	116,870	212,946	(70,616)	(46,032)	213,168
Net decrease in cash and cash equivalents	—	(591)	—	—	(591)
Cash and cash equivalents, beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents, end of period	$—	$6,909	$—	$—	$6,909

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(91)	$9,253	$55,269	$—	$64,431
Cash flows from investing activities:
Acquisition of real estate	—	(281,228)	—	—	(281,228)
Improvements to real estate	—	(485)	(277)	—	(762)
Purchases of equipment, furniture and fixtures	—	(81)	(70)	—	(151)
Preferred equity investments	—	—	(4,656)	—	(4,656)
Escrow deposits for acquisition of real estate	—	(700)	—	—	(700)
Net proceeds from the sale of real estate	—	—	2,855	—	2,855
Distribution from subsidiary	37,269	—	—	(37,269)	—
Intercompany financing	(199,796)	(41,901)	—	241,697	—
Net cash used in investing activities	(162,527)	(324,395)	(2,148)	204,428	(284,642)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	200,402	—	—	—	200,402
Proceeds from the issuance of senior unsecured term loan	—	100,000	—	—	100,000
Borrowings under unsecured revolving credit facility	—	255,000	—	—	255,000
Payments on unsecured revolving credit facility	—	(205,000)	—	—	(205,000)
Payments on the mortgage notes payable	—	—	(95,022)	—	(95,022)
Net-settle adjustment on restricted stock	(515)	—	—	—	(515)
Payments of deferred financing costs	—	(1,352)	—	—	(1,352)
Dividends paid on common stock	(37,269)	—	—	—	(37,269)
Distribution to Parent	—	(37,269)	—	37,269	—
Intercompany financing	—	199,796	41,901	(241,697)	—
Net cash provided by (used in) financing activities	162,618	311,175	(53,121)	(204,428)	216,244
Net decrease in cash and cash equivalents	—	(3,967)	—	—	(3,967)
Cash and cash equivalents, beginning of period	—	11,467	—	—	11,467
Cash and cash equivalents, end of period	$—	$7,500	$—	$—	$7,500

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
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

	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$38,101	$38,969	$39,510	$40,361
Net income	14,607	13,267	14,510	15,539
Earnings per common share, basic	0.19	0.17	0.18	0.18
Earnings per common share, diluted	0.19	0.17	0.18	0.18
Other data:
Weighted-average number of common shares outstanding, basic	75,504	76,374	81,490	84,059
Weighted-average number of common shares outstanding, diluted	75,504	76,374	81,490	84,084
	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$30,608	$32,829	$32,948	$36,597
Net income	10,281	2,030	11,311	2,252
Earnings per common share, basic	0.15	0.03	0.15	0.03
Earnings per common share, diluted	0.15	0.03	0.15	0.03
Other data:
Weighted-average number of common shares outstanding, basic	66,951	72,564	75,471	75,476
Weighted-average number of common shares outstanding, diluted	66,951	72,564	75,471	75,476

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

At-The-Market Offering of Common Stock
During January 2019, the Company sold 2.5 million shares of common stock pursuant to the ATM program at an average price of $19.48 per share for $47.9 million in gross proceeds. At February 13, 2019, we had approximately $5.8 million available for future issuances under the ATM Program.

Recent and Pending Investments
On January 27, 2019, the Company, through its operating partnership, CTR Partnership, L.P., a Delaware limited partnership, entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire from BME Texas Holdings, LLC, in a single transaction, 100% of the membership interests in twelve separate, newly-formed special-purpose limited liability companies (the “SPEs”), each of which will own at closing a single real estate asset. The real estate assets include ten operating skilled nursing facilities and two operating skilled nursing/seniors housing campuses, primarily located in the southeastern

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States. The aggregate purchase price for the acquisition is approximately $211.0 million, exclusive of transaction costs. Should the transaction contemplated by the MIPA ultimately close, the Company expects that the twelve real estate assets will be leased at closing to replacement operators, at least one of which is expected to be an existing Company tenant, under long-term master leases at an anticipated initial lease yield of approximately 8.9%, before taking into account transaction costs. The transaction contemplated by the MIPA is subject to multiple closing conditions, including without limitation the acquisition of the assets by the SPEs, the full performance of other agreements to which the Company and its subsidiaries are not a party, the execution and timely completion of separate transition agreements between the incoming and outgoing operators, and multiple third-party approvals.
Subsequent to December 31, 2018, the Company acquired a multi-service campus and four skilled nursing facilities. The aggregate purchase price was approximately $52.9 million, which includes estimated capitalized acquisition costs, and was funded using cash on hand. The acquisitions will generate initial annual cash revenues of approximately $4.9 million. Additionally, the Company provided a term loan secured by first mortgages on five skilled nursing facilities for approximately $11.4 million inclusive of transaction costs, at an annual interest rate of 9.0%. The loan requires monthly principal and interest payments and is set to mature on February 11, 2020, and includes two, six-month extension options.

Unsecured Credit Facility
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement, which amends and restates the Prior Credit Agreement, now provides for (i) an unsecured revolving credit facility (the “New Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “New Term Loan” and together with the New Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the New Revolving Facility is subject to our compliance with certain financial covenants set forth in the Amended Credit Agreement governing the New Revolving Facility, including a consolidated leverage ratio that requires our ratio of Adjusted Consolidated Debt to Consolidated Total Asset Value (each as defined in the Amended Credit Agreement) be less than 60%. The proceeds of the New Term Loan have been used, in part, to repay in full all outstanding borrowings under the Prior Term Loan and Prior Revolving Facility under the Prior Credit Agreement, and the Company currently expects to use borrowings under the Amended Credit Facility for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the New Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the New Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Company will pay a facility fee on the revolving commitments under the New Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Company elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of February 13, 2019, we had $200.0 million outstanding under the New Term Loan and there were no outstanding borrowings under the New Revolving Facility.
The New Revolving Facility has a maturity date of February 8, 2023, and includes two, six-month extension options. The New Term Loan has a maturity date of February 8, 2026.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars in thousands)

				Initial Cost to Company			Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Costs Cap. Since Acq.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$1,134	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	2,672	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	701	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	2,488	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	3,241	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	3,074	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	2,223	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	3,343	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	1,845	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	2,522	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	2,699	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	2,256	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	2,100	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	1,929	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	2,488	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	1,947	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	1,962	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	1,222	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,661	470	10,376	10,846	5,906	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	865	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	1,364	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	1,704	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	805	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	2,147	2009	2008

San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	1,291	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	1,542	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	2,139	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	731	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	1,321	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	1,128	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	744	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	3,994	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	3,947	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	886	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	2,589	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	1,437	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	1,678	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	379	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	358	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	722	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	1,099	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	651	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	1,308	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	749	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	1,414	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	836	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	531	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	454	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	831	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	1,189	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	1,590	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	411	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	859	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	1,827	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	1,925	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	626	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	2,367	2011	2011
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	920	2013	2012

Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	828	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	1,433	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	237	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	2,657	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	1,619	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	480	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	666	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	513	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	313	2013	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	464	1960	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	684	1970	2013
Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	484	1966	2013
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	56	1,668	15,431	17,099	1,511	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	696	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	451	1987	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin, GA	—	251	7,855	—	251	7,855	8,106	687	2010	2015
CTR Partnership, L.P.	BeaverCreek Health and Rehab	Beavercreek, OH	—	892	17,159	10	892	17,169	18,061	1,394	2014	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverside	Cincinnati, OH	—	284	11,104	148	284	11,252	11,536	902	2012	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	188	833	18,274	19,107	1,484	1992	2015
CTR Partnership, L.P.	Premier Estates of Three Rivers	Cincinnati, OH	—	1,091	16,151	128	1,091	16,279	17,370	1,312	1967	2015
CTR Partnership, L.P.	Englewood Health and Rehab	Englewood, OH	—	1,014	18,541	58	1,014	18,599	19,613	1,520	1962	2015
CTR Partnership, L.P.	Portsmouth Health and Rehab	Portsmouth, OH	—	282	9,726	181	282	9,907	10,189	806	2008	2015
CTR Partnership, L.P.	West Cove Care & Rehabilitation Center	Toledo, OH	—	93	10,365	—	93	10,365	10,458	842	2007	2015
CTR Partnership, L.P.	Premier Estates of Oxford	Oxford, OH	—	211	8,772	52	211	8,824	9,035	719	1970	2015
CTR Partnership, L.P.	BellBrook Health and Rehab	Bellbrook, OH	—	214	2,573	4	214	2,577	2,791	209	2003	2015
CTR Partnership, L.P.	Xenia Health and Rehab	Xenia, OH	—	205	3,564	—	205	3,564	3,769	290	1981	2015
CTR Partnership, L.P.	Jamestown Place Health and Rehab	Jamestown, OH	—	266	4,725	118	266	4,843	5,109	392	1967	2015
CTR Partnership, L.P.	Casa de Paz Health Care Center	Sioux City, IA	—	119	7,727	—	119	7,727	7,846	563	1974	2016

CTR Partnership, L.P.	Denison Care Center	Denison, IA	—	96	2,784	—	96	2,784	2,880	203	2015	2016
CTR Partnership, L.P.	Garden View Care Center	Shenandoah, IA	—	105	3,179	—	105	3,179	3,284	232	2013	2016
CTR Partnership, L.P.	Grandview Health Care Center	Dayton, IA	—	39	1,167	—	39	1,167	1,206	85	2014	2016
CTR Partnership, L.P.	Grundy Care Center	Grundy Center, IA	—	65	1,935	—	65	1,935	2,000	141	2011	2016
CTR Partnership, L.P.	Iowa City Rehab and Health Care Center	Iowa City, IA	—	522	5,690	—	522	5,690	6,212	415	2014	2016
CTR Partnership, L.P.	Lenox Care Center	Lenox, IA	—	31	1,915	—	31	1,915	1,946	140	2012	2016
CTR Partnership, L.P.	Osage Rehabilitation and Health Care Center	Osage, IA	—	126	2,255	—	126	2,255	2,381	164	2014	2016
CTR Partnership, L.P.	Pleasant Acres Care Center	Hull, IA	—	189	2,544	—	189	2,544	2,733	186	2014	2016
CTR Partnership, L.P.	Cedar Falls Health Care Center	Cedar Falls, IA	—	324	4,366	—	324	4,366	4,690	300	2015	2016
CTR Partnership, L.P.	Premier Estates of Highlands	Norwood, OH	—	364	2,199	235	364	2,434	2,798	153	2012	2016
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	501	1989	2016
CTR Partnership, L.P.	The Oaks	Petaluma, CA	—	3,646	2,873	110	3,646	2,983	6,629	187	2015	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	647	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge - Rockwall	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	1,154	1984	2016
CTR Partnership, L.P.	Senior Care Health and Rehabilitation – Decatur	Decatur, TX	—	990	24,909	—	990	24,909	25,899	1,297	2013	2016
CTR Partnership, L.P.	Royse City Health and Rehabilitation Center	Royse City, TX	—	606	14,660	—	606	14,660	15,266	764	2009	2016
CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	262	1968	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	384	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	159	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	168	2014	2017
CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	156	2014	2017
CTR Partnership, L.P.	Wellspring Health and Rehabilitation of Cascadia	Nampa, ID	—	774	5,044	—	774	5,044	5,818	210	2011	2017
CTR Partnership, L.P.	The Rio at Fox Hollow	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	477	2016	2017

CTR Partnership, L.P.	The Rio at Cabezon	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	386	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	78	1993	2017
CTR Partnership, L.P.	Mountain View Rehabiliation and Healthcare Center	Portland, OR	—	1,481	2,216	—	1,481	2,216	3,697	83	2012	2017
CTR Partnership, L.P.	Mountain Valley of Cascadia	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	262	1971	2017
CTR Partnership, L.P.	Caldwell Care of Cascadia	Caldwell, ID	—	906	7,020	—	906	7,020	7,926	234	1947	2017
CTR Partnership, L.P.	Canyon West of Cascadia	Caldwell, ID	—	312	10,410	—	312	10,410	10,722	347	1969	2017
CTR Partnership, L.P.	Lewiston Transitional Care of Cascadia	Lewiston, ID	—	625	12,087	—	625	12,087	12,712	378	1964	2017
CTR Partnership, L.P.	Orchards of Cascadia	Nampa, ID	—	785	8,923	—	785	8,923	9,708	279	1958	2017
CTR Partnership, L.P.	Weiser Care of Cascadia	Weiser, ID	—	80	4,419	—	80	4,419	4,499	138	1964	2017
CTR Partnership, L.P.	Aspen Park of Cascadia	Moscow, ID	—	698	5,092	—	698	5,092	5,790	159	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	1,604	681	8,191	8,872	220	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	1,001	607	5,802	6,409	160	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	1,265	1,602	5,801	7,403	151	2006	2017
CTR Partnership, L.P.	Victory Rehabilitation and Healthcare Center	Battle Ground, WA	—	320	500	—	320	500	820	17	2012	2017
CTR Partnership, L.P.	The Oaks at Forest Bay	Seattle, WA	—	6,347	815	—	6,347	815	7,162	25	1997	2017
CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,000	1,779	—	1,000	1,779	2,779	56	1989	2017
CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	445	869	—	445	869	1,314	27	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	618	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	—	2,897	14,700	17,597	459	1969	2017
CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	684	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	129	1973	2017
CTR Partnership, L.P.	Copper Ridge Health and Rehabilitation Center	Butte, MT	—	220	4,974	—	220	4,974	5,194	125	2010	2018

CTR Partnership, L.P.	Metron of Belding	Belding, MI	—	253	7,769	—	253	7,769	8,022	175	1968	2018
CTR Partnership, L.P.	Metron of Big Rapids	Big Rapids, MI	—	266	8,701	—	266	8,701	8,967	199	1970	2018
CTR Partnership, L.P.	Metron of Cedar Springs	Cedar Springs, MI	—	733	8,398	—	733	8,398	9,131	209	1976	2018
CTR Partnership, L.P.	Metron of Greenville	Greenville, MI	—	428	9,598	—	428	9,598	10,026	219	1972	2018
CTR Partnership, L.P.	Metron of Lamont	Lamont, MI	—	65	3,023	—	65	3,023	3,088	75	1972	2018
CTR Partnership, L.P.	Prairie Heights Healthcare Center	Aberdeen, SD	—	1,372	7,491	—	1,372	7,491	8,863	95	1965	2018
CTR Partnership, L.P.	The Meadows on University	Fargo, ND	—	989	3,275	—	989	3,275	4,264	15	1966	2018
CTR Partnership, L.P.	Metron of Forest Hills	Grand Rapids, MI	—	515	3,672	—	515	3,672	4,187	18	1976	2018
CTR Partnership, L.P.	Avantara Crown Point	Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	38	2012	2018
			—	119,117	747,573	85,739	118,107	834,322	952,429	135,709
Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	4,678	2011	1999
Sky Holdings AZ LLC	Bella Vita (Desert Sky)	Glendale, AZ	—	289	1,428	1,752	289	3,180	3,469	1,868	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	494	1,159	4,853	494	6,012	6,506	2,980	2012	2009
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	1,887	2008	2011
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	2,705	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	783	1978	2011
4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	782	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	785	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	598	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	400	2012	2012
CTR Partnership, L.P.	Centerville Senior Independent Living/Centerville Health and Rehab/Centerville Place Assisted Living	Dayton, OH	—	3,912	22,458	156	3,912	22,614	26,526	1,848	2007	2015
CTR Partnership, L.P.	Liberty Nursing Center of Willard	Willard, OH	—	143	11,097	50	143	11,147	11,290	912	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown/Premier Retirement Estates of Middletown	Middletown, OH	—	990	7,484	84	990	7,568	8,558	624	1985	2015
CTR Partnership, L.P.	Premier Estates of Norwood Towers/Premier Retirement Estates of Norwood Towers	Norwood, OH	—	1,316	10,071	343	1,316	10,414	11,730	693	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	998	1986	2016
CTR Partnership, L.P.	Senior Care Health & The Residences	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	1,454	2014	2016
CTR Partnership, L.P.	The Villas at Saratoga	Saratoga, CA	—	8,709	9,736	1,635	8,709	11,371	20,080	87	2004	2018

CTR Partnership, L.P.	Madison Park Healthcare	Huntington, WV	—	601	6,385	—	601	6,385	6,986	28	1924	2018
			—	23,084	154,283	12,059	23,084	166,342	189,426	24,110
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	1,184	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	3,005	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	357	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	687	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	1,107	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	727	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	1,986	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	726	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	395	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	896	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	923	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	352	1995	2013
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	—	430	6,714	7,144	672	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,114	3	250	6,117	6,367	612	2011	2014
CTR Partnership, L.P.	Bristol Court Assisted Living	Saint Petersburg, FL	—	645	7,322	13	645	7,335	7,980	641	2010	2015
CTR Partnership, L.P.	Asbury Place Assisted Living	Pensacola, FL	—	212	4,992	—	212	4,992	5,204	416	1997	2015
CTR Partnership, L.P.	New Haven Assisted Living of San Angelo	San Angelo, TX	—	284	4,478	—	284	4,478	4,762	327	2012	2016
CTR Partnership, L.P.	Priority Life Care of Fort Wayne	Fort Wayne, IN	—	452	8,703	—	452	8,703	9,155	616	2015	2016
CTR Partnership, L.P.	Priority Life Care of West Allis	West Allis, WI	—	97	6,102	—	97	6,102	6,199	432	2013	2016
CTR Partnership, L.P.	Priority Life Care of Baltimore	Baltimore, MD	—	—	3,697	—	—	3,697	3,697	262	2014	2016
CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	82	1,489	3,613	5,102	255	1980	2016
CTR Partnership, L.P.	English Meadows Elks Home Campus	Bedford, VA	—	451	9,023	142	451	9,165	9,616	626	2014	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	—	312	6,919	7,231	461	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	131	4,157	4,288	277	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	—	603	9,326	9,929	602	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	—	241	4,112	4,353	266	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	—	492	9,199	9,691	594	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	302	5,773	6,075	373	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	218	1984	2016

CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	—	493	14,002	14,495	671	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	—	356	10,812	11,168	518	2016	2017
CTR Partnership, L.P.	Tangerine Cove of Brooksville	Brooksville, FL	—	995	927	84	995	1,011	2,006	44	1984	2017
CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	211	2016	2017
CTR Partnership, L.P.	Amerisist of Culpeper	Culpepper, VA	—	318	3,897	69	318	3,966	4,284	140	1997	2017
CTR Partnership, L.P.	Amerisist of Louisa	Louisa, VA	—	407	4,660	72	407	4,732	5,139	171	2002	2017
CTR Partnership, L.P.	Amerisist of Warrenton	Warrenton, VA	—	1,238	7,247	85	1,238	7,332	8,570	254	1999	2017
			—	24,351	185,374	4,761	24,351	190,135	214,486	22,004
Independent Living Properties:
Hillendahl Health Holdings LLC	Cottages at Golden Acres	Dallas, TX	—	315	1,769	319	315	2,088	2,403	1,174	1984	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	158	411	2,470	2,881	1,071	1994	2011
Hillview Health Holdings LLC	Lakeland Hills ALF	Dallas, TX	—	680	4,872	980	680	5,852	6,532	1,858	1996	2011
			—	1,406	8,953	1,457	1,406	10,410	11,816	4,103
			—	$167,958	$1,096,183	$104,016	$166,948	$1,201,209	$1,368,157	$185,926

(1) The aggregate cost of real estate for federal income tax purposes was $1.4 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars in thousands)

	Year Ended December 31,
Real estate:	2018	2017	2016
Balance at the beginning of the period	$1,266,484	$986,215	$718,764
Acquisitions	106,208	280,477	270,601
Improvements	7,230	744	726
Sales of real estate	(11,765)	(952)	(3,876)
Balance at the end of the period	$1,368,157	$1,266,484	$986,215
Accumulated depreciation:
Balance at the beginning of the period	$(152,185)	$(121,797)	$(97,667)
Depreciation expense	(34,676)	(30,493)	(25,001)
Sales of real estate	935	105	871
Balance at the end of the period	$(185,926)	$(152,185)	$(121,797)

SCHEDULE IV
MORTGAGE LOAN ON REAL ESTATE
DECEMBER 31, 2018
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Principal Balance	Book Value

Mortgage:
Providence Group	9.0%	2020	(1)	$—	$12,375	$12,299

Loan Loss Allowance				—	—	—
				$—	$12,375	$12,299

(1) Commencing on November 1, 2017 and on the first day of each calendar month thereafter.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2018	2017	2016

Balance at beginning of period	$12,517	$—	$—
Additions during period:
New mortgage loan	—	12,542	—
Interest income added to principal	—	—	—
Deductions during period:
Paydowns/Repayments	(142)	(25)	—
Balance at end of the period	$12,375	$12,517	$—