Form 10-Q
period 2019-03-31
CareTrust REIT, Inc.
filed 2019-05-07
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 6, 2019, there were 95,582,455 shares of common stock outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTRE	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets:
Real estate investments, net	$1,259,336	$1,216,237
Other real estate investments, net	29,419	18,045
Cash and cash equivalents	214,354	36,792
Accounts and other receivables, net	8,360	11,387
Prepaid expenses and other assets	8,759	8,668
Deferred financing costs, net	3,758	633
Total assets	$1,523,986	$1,291,762
Liabilities and Equity:
Senior unsecured notes payable, net	$295,342	$295,153
Senior unsecured term loan, net	198,555	99,612
Unsecured revolving credit facility	185,000	95,000
Accounts payable and accrued liabilities	13,972	15,967
Dividends payable	20,086	17,783
Total liabilities	712,955	523,515
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 88,398,273 and 85,867,044 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	884	859
Additional paid-in capital	1,012,295	965,578
Cumulative distributions in excess of earnings	(202,148)	(198,190)
Total equity	811,031	768,247
Total liabilities and equity	$1,523,986	$1,291,762
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$38,347	$33,816
Tenant reimbursements	—	2,968
Independent living facilities	860	799
Interest and other income	451	518
Total revenues	39,658	38,101
Expenses:
Depreciation and amortization	11,902	11,577
Interest expense	6,860	7,092
Property taxes	826	2,968
Independent living facilities	707	716
General and administrative	3,310	3,192
Total expenses	23,605	25,545
Other income:
Gain on sale of real estate	—	2,051
Net income	$16,053	$14,607
Earnings per common share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.19
Weighted-average number of common shares:
Basic	88,010	75,504
Diluted	88,010	75,504
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2018	75,478,202	$755	$783,237	$(189,375)	$594,617
Issuance of common stock, net	—	—	(27)	—	(27)
Vesting of restricted common stock, net of shares withheld for employee taxes	43,844	—	(605)	—	(605)
Amortization of stock-based compensation	—	—	904	—	904
Common dividends ($0.205 per share)	—	—	—	(15,608)	(15,608)
Net income	—	—	—	14,607	14,607
Balance at March 31, 2018	75,522,046	$755	$783,509	$(190,376)	$593,888

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2019	85,867,044	859	965,578	(198,190)	768,247
Issuance of common stock, net	2,459,000	24	47,219	—	47,243
Vesting of restricted common stock, net of shares withheld for employee taxes	72,229	1	(1,496)	—	(1,495)
Amortization of stock-based compensation	—	—	994	—	994
Common dividends ($0.225 per share)	—	—	—	(20,011)	(20,011)
Net income	—	—	—	16,053	16,053
Balance at March 31, 2019	88,398,273	$884	$1,012,295	$(202,148)	$811,031
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,053	$14,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including a below-market ground lease)	11,906	11,582
Amortization of deferred financing costs	541	484
Amortization of stock-based compensation	994	904
Straight-line rental income	(463)	(591)
Noncash interest income	(10)	(106)
Gain on sale of real estate	—	(2,051)
Change in operating assets and liabilities:
Accounts and other receivables, net	(1,220)	(155)
Prepaid expenses and other assets	(116)	(36)
Accounts payable and accrued liabilities	2,389	(2,579)
Net cash provided by operating activities	30,074	22,059
Cash flows from investing activities:
Acquisitions of real estate	(52,697)	(47,103)
Improvements to real estate	(452)	(11)
Purchases of equipment, furniture and fixtures	(1,806)	(27)
Investment in real estate mortgage and other loans receivable	(11,389)	—
Principal payments received on real estate mortgage and other loans receivable	411	23
Escrow deposits for acquisitions of real estate	(375)	(1,000)
Net proceeds from the sale of real estate	131	13,004
Net cash used in investing activities	(66,177)	(35,114)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	47,260	(10)
Proceeds from the issuance of senior unsecured term loan	200,000	—
Borrowings under unsecured revolving credit facility	185,000	60,000
Payments on unsecured revolving credit facility	(95,000)	(25,000)
Payments on senior unsecured term loan	(100,000)	—
Payments of deferred financing costs	(4,390)	—
Net-settle adjustment on restricted stock	(1,495)	(605)
Dividends paid on common stock	(17,710)	(14,044)
Net cash provided by financing activities	213,665	20,341
Net increase in cash and cash equivalents	177,562	7,286
Cash and cash equivalents, beginning of period	36,792	6,909
Cash and cash equivalents, end of period	$214,354	$14,195
Supplemental disclosures of cash flow information:
Interest paid	$2,242	$2,675
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,303	$1,564
Increase in deferred financing costs payable	$144	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2019, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 199 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 19,668 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of March 31, 2019, the Company also had other real estate investments consisting of two preferred equity investments totaling $5.7 million and two mortgage loans receivable of $23.7 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the net-leased skilled nursing, multi-service campuses, assisted living and independent living facilities, (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investments and the mortgage loans receivable.
The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.

Recent Accounting Standards Adopted by the Company—On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Upon adoption of the lease ASU on January 1, 2019, the Company elected the following practical expedients provided by ASU No. 2018-11, Leases - Targeted Improvements and ASU No. 2018-20, Narrow Scope Improvements for Lessors (together with ASU 2016-02, the “new lease ASUs”):

•	Package of practical expedients – requires the Company not to reevaluate its existing or expired leases as of January 1, 2019, under the new lease ASUs.

•	Optional transition method practical expedient – requires the Company to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
The election of the package of practical expedients discussed above and the optional transition method allowed the Company not to reassess:

•	Whether any expired or existing contracts as of January 1, 2019, were leases or contained leases.

◦
This practical expedient is primarily applicable to entities that have contracts containing embedded leases. As of January 1, 2019, the Company had no such contracts, therefore this practical expedient had no effect on the Company.

•	The lease classification for any leases expired or existing as of January 1, 2019.

◦
The election of the package of practical expedients required the Company not to reassess the classification of its leases existing as of January 1, 2019. For example, all of the Company’s leases that were classified as operating leases in accordance with the lease accounting standards in effect prior to January 1, 2019, continue to be classified as operating leases after adoption of the new lease ASUs.

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
Lessor Accounting—Under the new lease ASUs, each lease agreement is evaluated to identify the lease and nonlease components at lease inception. The total consideration in the lease agreement is allocated to the lease and nonlease components based on their relative stand-alone selling prices. The new lease ASUs govern the recognition of revenue for lease components, and revenue related to nonlease components is subject to the revenue recognition ASU. Tenant recoveries for utilities, repairs and maintenance, and common area expenses are considered nonlease components. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. As such, the Company has concluded its leases do not contain material nonlease components. Tenant reimbursements related to property taxes and insurance are neither lease nor nonlease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental income recognized by the lessor on a gross basis in its income statements.
On January 1, 2019, the Company elected the single component practical expedient, which allows a lessor, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If the Company determines that the lease component is the predominant component, the Company accounts for the single component as an operating lease in accordance with the new lease ASUs. Conversely, the Company is required to account for the combined component under the new revenue recognition standard if the Company determines that the nonlease component is the predominant component. As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered nonlease components are accounted for under the revenue recognition standard. The components of the Company’s operating leases qualify for the single component presentation.
For the three months ended March 31, 2018, the Company recognized tenant recoveries for real estate taxes of $3.0 million, which were classified as tenant reimbursements on the Company’s condensed consolidated income statements. Prior to the adoption of Accounting Standard Codification (“ASC”) 842, the Company recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are recognized to the extent that the Company pays the third party directly and classified as rental income on

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

the Company’s condensed consolidated income statements. Due to the application of the new lease ASUs, the Company recognized, on a gross basis, real estate taxes of $0.8 million for the three months ended March 31, 2019.
Under the new lease ASUs, the Company recognizes rental revenue, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, if any, from tenants under lease arrangements with minimum fixed and determinable increases on a straight-line basis over the non-cancellable term of the related leases when collectability is probable. For the three months ended March 31, 2019, the Company did not recognize any adjustments to rental income related to recognized rental income in the prior periods.
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
As of March 31, 2019, the remaining contractual payments under the Company’s ground and office lease arrangements for which it is the lessee aggregated approximately $0.1 million. While these leases are subject to this ASU application effective January 1, 2019, the lease liability and corresponding right-of-use asset do not have a material effect on the Company’s condensed consolidated financial statements.
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

Real Estate Acquisition Valuation— In accordance with ASC 805, Business Combinations, acquisitions that are income-producing real estate are recorded as a business combination. If the acquisition does not meet the definition of a business, acquisitions are recorded as an asset acquisition. The assets acquired and liabilities assumed are measured at their acquisition date fair values for a business combination and at relative fair values for an asset acquisition. For transactions that are business combinations, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. For transactions that are asset acquisitions, acquisition costs are capitalized as incurred. The Company’s real estate acquisitions generally are classified as asset acquisitions.
In addition, for such asset acquisitions, no goodwill is recognized and third party transaction costs are capitalized. The Company allocates the acquisition costs to the tangible assets, identifiable intangible assets/liabilities and assumed liabilities on a relative fair value basis. The Company assesses fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Recent Accounting Pronouncements—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Land	$176,798	$166,948
Buildings and improvements	1,243,331	1,201,209
Integral equipment, furniture and fixtures	90,656	87,623
Identified intangible assets	1,400	2,382
Real estate investments	1,512,185	1,458,162
Accumulated depreciation and amortization	(252,849)	(241,925)
Real estate investments, net	$1,259,336	$1,216,237
As of March 31, 2019, 93 of the Company’s 202 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of March 31, 2019, annualized revenues from the Ensign Master Leases were $59.8 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of March 31, 2019, 106 of the Company’s 202 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of March 31, 2019 are the independent living facilities that the Company owns and operates.
The Company has only one identified intangible asset which relates to a below-market ground lease. The ground lease has a remaining term of 79 years.
As of March 31, 2019, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2019 (nine months)	$113,386
2020	151,591
2021	152,057
2022	152,541
2023	152,882
2024	153,150
Thereafter	988,982
$1,864,589

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of December 31, 2018, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2019	$146,010
2020	146,560
2021	147,132
2022	147,719
2023	148,169
Thereafter	1,055,012
$1,790,602

Recent Real Estate Acquisitions

The following table summarizes the Company’s acquisitions for the three months ended March 31, 2019 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$43,938	$3,983	4	492
Multi-service campuses	8,940	854	1	128
Assisted living	—	—	—	—
Total	$52,878	$4,837	5	620

(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at acquisition date.

See Note 13, Subsequent Events, for information regarding the Company’s acquisitions since March 31, 2019.

4. OTHER REAL ESTATE INVESTMENTS

In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, the Company holds an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter 2017 and began lease-up during the first quarter of 2018.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, the Company holds an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter 2018 and began lease-up in the second quarter of 2018.

The Company recognized no interest income from its preferred equity investments in the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company recognized $0.1 million in interest income from its preferred equity investments.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In October 2017, the Company provided an affiliate of Providence Group, Inc. (“Providence”) a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, which bears a fixed interest rate of 9%. The mortgage loan requires Providence Group to make monthly principal and interest payments and is set to mature on October 26, 2020 and has an option to be prepaid before the maturity date.

In February 2019, the Company provided affiliates of Covenant Care a mortgage loan secured by first mortgages on five skilled nursing facilities for approximately $11.4 million, at an annual interest rate of 9%. The loan requires monthly interest payments and is set to mature on February 11, 2020, and includes two, six-month extension options.

The Company recognized $0.3 million of interest income related to the mortgage loans during each of the three months ended March 31, 2019 and 2018.

5. FAIR VALUE MEASUREMENTS
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$4,531	$5,746	$6,477	$4,531	$5,746	$6,246
Mortgage loans receivable	23,739	23,673	23,739	12,375	12,299	12,375
Financial liabilities:
Senior unsecured notes payable	$300,000	$295,342	$300,783	$300,000	$295,153	$289,500
Cash and cash equivalents, accounts receivable, other loans receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Preferred equity investments: The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value and other credit enhancements.
Mortgage loans receivable: The fair values of the mortgage loans receivable were estimated using an internal valuation model that considered the expected future cash flows of the investments, the underlying collateral value and other credit enhancements.
Senior unsecured notes payable: The fair value of the Notes (as defined below) was determined using third-party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(4,658)	$295,342	$300,000	$(4,847)	$295,153
Senior unsecured term loan	200,000	(1,445)	198,555	100,000	(388)	99,612
Unsecured revolving credit facility	185,000	—	185,000	95,000	—	95,000
	$685,000	$(6,103)	$678,897	$495,000	$(5,235)	$489,765
Senior Unsecured Notes Payable
On May 10, 2017, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “Notes”). The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year.
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
As of March 31, 2019, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Prior Credit Agreement”). As later amended on February 1, 2016, the Prior Credit Agreement provided the following: (i) a $400.0 million unsecured asset based revolving

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

credit facility (the “Prior Revolving Facility”), (ii) a $100.0 million non-amortizing unsecured term loan (the “Prior Term Loan” and, together with the Prior Revolving Facility, the “Prior Credit Facility”), and (iii) a $250.0 million uncommitted incremental facility. The Prior Revolving Facility was scheduled to mature on August 5, 2019, subject to two, six-month extension options. The Prior Term Loan was scheduled to mature on February 1, 2023 and could be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement, which amended and restated the Prior Credit Agreement, provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and, together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the Revolving Facility is subject to the Company’s compliance with certain financial covenants set forth in the Amended Credit Agreement governing the Revolving Facility, including a consolidated leverage ratio that requires the Company’s ratio of Adjusted Consolidated Debt to Consolidated Total Asset Value (each as defined in the Amended Credit Agreement) be less than 60%. The proceeds of the Term Loan were used, in part, to repay in full all outstanding borrowings under the Prior Term Loan and Prior Revolving Facility under the Prior Credit Agreement. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Company will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Company elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2019, the Company had $200.0 million outstanding under the Term Loan and $185.0 million outstanding under the Revolving Facility. See Note 13, Subsequent Events, for additional information.
The Revolving Facility has a maturity date of February 8, 2023, and includes, at the sole discretion of the Company, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Amended Credit Agreement (other than the Operating Partnership). The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Amended Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of March 31, 2019, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Interest Expense
During the three months ended March 31, 2019, the Company incurred $6.9 million of interest expense, which included $0.5 million of amortization of deferred financing costs. During the three months ended March 31, 2018, the Company incurred $7.1 million of interest expense, which included $0.5 million of amortization of deferred financing costs. As of March 31, 2019 and December 31, 2018, the Company’s interest payable was $5.3 million and $1.3 million, respectively.

7. EQUITY
Common Stock
At-The-Market Offering—On March 4, 2019, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, the Company’s “at-the-market” equity offering program pursuant to the Company’s prior equity distribution agreement, dated as of May 17, 2017, was terminated (the “Prior ATM Program”).

There was no New ATM Program activity for the three months ended March 31, 2019. The following table summarizes the Prior ATM Program activity for the three months ended March 31, 2019 (in thousands, except per share amounts):

For the Three Months Ended
March 31, 2019
Number of shares	2,459
Average sales price per share	$19.48
Gross proceeds*	$47,893
*Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the three months ended March 31, 2019 under the Prior ATM Program.
As of March 31, 2019, the Company had $300.0 million available for future issuances under the New ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for 2019 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2019
Dividends declared per share	$0.225
Dividends payment date	April 15, 2019
Dividends payable as of record date	$20,012
Dividends record date	March 29, 2019

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
Restricted Stock Awards — In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. As of March 31, 2019, there were 1,760 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
In February 2019, the Compensation Committee of the Company’s Board of Directors granted 91,440 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $22.00 per share, based on the market price of the Company’s common stock on that date, and the shares vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, in February 2019, the Compensation Committee granted 71,440 performance stock awards to officers and employees. Each share had a fair market value on the date of grant of $22.00 per

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

share, based on the market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one- to four-year period. The amount of performance awards that will ultimately vest is dependent on the Company meeting or exceeding fiscal year over year Normalized Funds from Operations (“NFFO”), as defined by the Compensation Committee, per share growth of 5.0% or greater.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$994	$904
As of March 31, 2019, there was $6.9 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.4 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2019 and 2018, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$16,053	$14,607
Less: Net income allocated to participating securities	(86)	(126)
Numerator for basic and diluted earnings available to common stockholders	$15,967	$14,481
Denominator:
Weighted-average basic common shares outstanding	88,010	75,504
Weighted-average diluted common shares outstanding	88,010	75,504

Earnings per common share, basic	$0.18	$0.19
Earnings per common share, diluted	$0.18	$0.19
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three months ended March 31, 2019 and 2018, when their inclusion would have been anti-dilutive.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. CONCENTRATION OF RISK
Major operator concentrations – As of March 31, 2019, Ensign leased 93 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 9,860 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. As of March 31, 2019, Ensign represents $59.8 million, or 40%, of the Company’s rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis.
Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.

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
The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors:
CareTrust REIT, Inc. – The Parent Guarantor was formed on October 29, 2013 in anticipation of the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”) and was a wholly owned subsidiary of Ensign prior to the effective date of the Spin-Off on June 1, 2014. The Parent Guarantor did not conduct any operations or have any business prior to the date of the consummation of the Spin-Off related transactions.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2019
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$935,419	$323,917	$—	$1,259,336
Other real estate investments, net	—	23,673	5,746	—	29,419
Cash and cash equivalents	—	214,354	—	—	214,354
Accounts and other receivables, net	—	8,350	10	—	8,360
Prepaid expenses and other assets	—	8,756	3	—	8,759
Deferred financing costs, net	—	3,758	—	—	3,758
Investment in subsidiaries	831,117	495,487	—	(1,326,604)	—
Intercompany	—	—	166,008	(166,008)	—
Total assets	$831,117	$1,689,797	$495,684	$(1,492,612)	$1,523,986
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$295,342	$—	$—	$295,342
Senior unsecured term loan, net	—	198,555	—	—	198,555
Unsecured revolving credit facility	—	185,000	—	—	185,000
Accounts payable and accrued liabilities	—	13,775	197	—	13,972
Dividends payable	20,086	—	—	—	20,086
Intercompany	—	166,008	—	(166,008)	—
Total liabilities	20,086	858,680	197	(166,008)	712,955
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 88,398,273 shares issued and outstanding as of March 31, 2019	884	—	—	—	884
Additional paid-in capital	1,012,295	689,725	321,761	(1,011,486)	1,012,295
Cumulative distributions in excess of earnings	(202,148)	141,392	173,726	(315,118)	(202,148)
Total equity	811,031	831,117	495,487	(1,326,604)	811,031
Total liabilities and equity	$831,117	$1,689,797	$495,684	$(1,492,612)	$1,523,986

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$23,569	$14,778	$—	$38,347
Independent living facilities	—	—	860	—	860
Interest and other income	—	451	—	—	451
Total revenues	—	24,020	15,638	—	39,658
Expenses:
Depreciation and amortization	—	7,503	4,399	—	11,902
Interest expense	—	6,860	—	—	6,860
Property taxes	—	826	—	—	826
Independent living facilities	—	—	707	—	707
General and administrative	994	2,316	—	—	3,310
Total expenses	994	17,505	5,106	—	23,605
Income in Subsidiary	17,047	10,532	—	(27,579)	—
Net income	$16,053	$17,047	$10,532	$(27,579)	$16,053

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$15,308	$14,766	$—	$30,074
Cash flows from investing activities:
Acquisitions of real estate	—	(52,697)	—	—	(52,697)
Improvements to real estate	—	(452)	—	—	(452)
Purchases of equipment, furniture and fixtures	—	(1,806)	—	—	(1,806)
Investment in real estate mortgage and other loans receivable	—	(11,389)	—	—	(11,389)
Principal payments received on real estate mortgage and other loans receivable	—	411	—	—	411
Escrow deposits for acquisitions of real estate	—	(375)	—	—	(375)
Net proceeds from the sale of real estate	—	131	—	—	131
Distribution from subsidiary	17,710	—	—	(17,710)	—
Intercompany financing	(45,765)	14,766	—	30,999	—
Net cash used in investing activities	(28,055)	(51,411)	—	13,289	(66,177)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	47,260	—	—	—	47,260
Proceeds from the issuance of senior unsecured term loan	—	200,000	—	—	200,000
Borrowings under unsecured revolving credit facility	—	185,000	—	—	185,000
Payments on senior unsecured term loan	—	(100,000)	—	—	(100,000)
Payments on unsecured revolving credit facility	—	(95,000)	—	—	(95,000)
Payments of deferred financing costs	—	(4,390)	—	—	(4,390)
Net-settle adjustment on restricted stock	(1,495)	—	—	—	(1,495)
Dividends paid on common stock	(17,710)	—	—	—	(17,710)
Distribution to Parent	—	(17,710)	—	17,710	—
Intercompany financing	—	45,765	(14,766)	(30,999)	—
Net cash provided by (used in) financing activities	28,055	213,665	(14,766)	(13,289)	213,665
Net increase in cash and cash equivalents	—	177,562	—	—	177,562
Cash and cash equivalents, beginning of period	—	36,792	—	—	36,792
Cash and cash equivalents, end of period	$—	$214,354	$—	$—	$214,354

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities:	$—	$7,295	$14,764	$—	$22,059
Cash flows from investing activities:
Acquisitions of real estate	—	(47,103)	—	—	(47,103)
Improvements to real estate	—	—	(11)	—	(11)
Purchases of equipment, furniture and fixtures	—	(23)	(4)	—	(27)
Principal payments received on mortgage loan receivable	—	23	—	—	23
Escrow deposit for acquisition of real estate	—	(1,000)	—	—	(1,000)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from subsidiary	14,044	—	—	(14,044)	—
Intercompany financing	615	14,749	—	(15,364)	—
Net cash provided by (used in) investing activities	14,659	(20,350)	(15)	(29,408)	(35,114)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	(10)	—	—	—	(10)
Borrowings under unsecured revolving credit facility	—	60,000	—	—	60,000
Payments on unsecured revolving credit facility	—	(25,000)	—	—	(25,000)
Net-settle adjustment on restricted stock	(605)	—	—	—	(605)
Dividends paid on common stock	(14,044)	—	—	—	(14,044)
Distribution to Parent	—	(14,044)	—	14,044	—
Intercompany financing	—	(615)	(14,749)	15,364	—
Net cash (used in) provided by financing activities	(14,659)	20,341	(14,749)	29,408	20,341
Net increase in cash and cash equivalents	—	7,286	—	—	7,286
Cash and cash equivalents, beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents, end of period	$—	$14,195	$—	$—	$14,195

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS

Recent Acquisitions
In April 2019, the Company, completed a previously-disclosed $211.0 million multi-asset acquisition. The contractual initial annual cash rents from the acquisition are approximately $19.0 million. The two-state transaction included seven skilled nursing facilities and one multi-service campus in Louisiana, which were re-tenanted at closing with the Company’s existing tenant Priority Management Group, LLC. The acquisition also included three skilled nursing facilities and one multi-service campus in Texas, which were re-tenanted with Texas-based Southwest LTC, Ltd. under a new triple-net master lease with the Company. The amended lease with Priority Management Group, LLC has a remaining term of approximately 12.5 years. The lease with Southwest LTC, Ltd. carries an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators.
The aggregate purchase price for the acquisition was approximately $215.0 million, inclusive of capital expenditure commitments and estimated acquisition costs, and was funded using approximately $185.0 million in borrowings under the Company’s Revolving Credit Facility, with the remainder funded with cash on hand.
In May 2019, the Company acquired one skilled nursing facility for approximately $10.0 million, which includes estimated capitalized acquisition costs. The contractual initial annual cash rent from the acquisition is approximately $0.9 million and was funded using cash on hand.

Public Offering of Common Stock
On April 15, 2019, the Company completed an underwritten public offering of 6,641,250 shares of its common stock, par value $0.01 per share, at an initial price to the public of $23.35, including 866,250 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, resulting in approximately $148.4 million in net proceeds, after deducting the underwriting discount and estimated gross offering expenses. The Company used the proceeds from the offering to repay a portion of the outstanding borrowings on its Revolving Credit Facility, which had been used to fund a portion of the purchase price of the April 2019 acquisition disclosed above under “Recent Acquisitions.”

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (iii) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (iv) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (v) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vi) access to debt and equity capital markets; (vii) fluctuating interest rates; (viii) the ability to retain our key management personnel; (ix) the ability to maintain our status as a real estate investment trust (“REIT”); (x) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xi) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xii) any additional factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of March 31, 2019, we owned and leased to independent operators, including Ensign, 199 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 19,668 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. As of March 31, 2019, the 93 facilities leased to Ensign had a total of 9,860 operational beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 106 remaining leased properties had a total of 9,808 operational beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Virginia, Washington, West Virginia and Wisconsin. We also own and operate three independent living facilities (“ILFs”), which had a total of 264 units located in Texas and Utah. As of March 31, 2019, we also had other real estate investments consisting of two preferred equity investments totaling $5.7 million and two mortgage loans receivable of $23.7 million.

We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets to improve their operating results at our facilities. We may periodically communicate such observations to our tenants; however, the tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and whether to implement any change or otherwise respond to any observation or issue we may share with them. We also periodically monitor the overall financial and operating strength of our operators. We have replaced tenants in the past, and may elect to replace tenants in the future, with new operators, including operators with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationship. We have also provided operators with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may selectively do so in the future. In addition, we periodically reassess the investments we have made and the operator relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Recent Transactions

Recent Investments
From January 1, 2019 through May 7, 2019, we acquired fifteen skilled nursing facilities and three multi-service campuses for approximately $277.9 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $24.8 million and an initial blended yield of approximately 8.9%. These acquisitions include our $215.0 million multi-asset, two-state transaction completed in April 2019 pursuant to which we acquired seven skilled nursing facilities and one skilled nursing and assisted living campus in Louisiana and three skilled nursing facilities and one continuing care retirement community in Texas. See Note 3, Real Estate Investments, Net and Note 13, Subsequent Events in the Notes to condensed consolidated financial statements for additional information.

At-The-Market Offering of Common Stock

On March 4, 2019, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of May 17, 2017, was terminated (the “Prior ATM Program”).

There was no New ATM Program activity for the three months ended March 31, 2019. The following table summarizes the Prior ATM Program activity for 2019 (shares and dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2019
Number of shares	2,459
Average sales price per share	$19.48
Gross proceeds*	$47,893
*Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the three months ended March 31, 2019 under the Prior ATM Program.

As of March 31, 2019, we had $300.0 million available for future issuances under the New ATM Program.

Public Offering of Common Stock

On April 15, 2019, we completed an underwritten public offering of 6,641,250 shares of our common stock, par value $0.01 per share, at an initial price to the public of $23.35, including 866,250 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, resulting in approximately $148.4 million in net proceeds, after deducting the underwriting discount and estimated gross offering expenses. We used the proceeds from the offering to repay a portion of the outstanding borrowings on our Revolving Facility (as defined below), which had been used to fund a portion of the purchase price for the April 2019 acquisition disclosed above under “Recent Investments.”

Results of Operations

Operating Results
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2019	2018
	(dollars in thousands)
Revenues:
Rental income	$38,347	$33,816	$4,531	13%
Tenant reimbursements	—	2,968	(2,968)	(100)%
Independent living facilities	860	799	61	8%
Interest and other income	451	518	(67)	(13)%
Expenses:
Depreciation and amortization	11,902	11,577	325	3%
Interest expense	6,860	7,092	(232)	(3)%
Property taxes	826	2,968	(2,142)	(72)%
Independent living facilities	707	716	(9)	(1)%
General and administrative	3,310	3,192	118	4%

Rental income. Rental income was $38.3 million for the three months ended March 31, 2019 compared to $33.8 million for the three months ended March 31, 2018. The $4.5 million or 13% increase in rental income is primarily due to $2.8 million from real estate investments made after April 1, 2018, $0.9 million from increases in rental rates for our existing tenants, $0.8 million of tenant reimbursement revenue recognized and classified as rental income due to the adoption of Topic 842 (discussed below) and a $0.4 million increase in cash rents, partially offset by a $0.3 million decrease in rental income due to the sale of three assisted living facilities in March 2018 and a $0.1 million decrease in straight-line rent.
Tenant reimbursements and property taxes. Tenant reimbursements decreased $3.0 million or 100% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Property taxes decreased $2.1 million or 72% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Tenant reimbursements related to property taxes and insurance are neither lease nor nonlease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in its income statements. Prior to the adoption of the new ASU, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. In the three months ended March 31, 2019, we recognized real estate taxes of $0.8 million, which were paid by us directly to third parties and classified as rental income on our condensed consolidated income statement.
Independent living facilities. Revenues and expenses from our three ILFs that we own and operate were flat for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Interest and other income. Interest and other income was flat at $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million or 3% for the three months ended March 31, 2019 to $11.9 million compared to $11.6 million for the three months ended March 31, 2018, primarily due to new real estate investments made after April 1, 2018.
Interest expense. Interest expense decreased $0.2 million or 3% for the three months ended March 31, 2019 to $6.9 million compared to $7.1 million for the three months ended March 31, 2018. The decrease was primarily due to lower weighted average debt balance, partially offset by higher weighted average interest rates for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
General and administrative expense. General and administrative expense increased $0.1 million or 4% for the three months ended March 31, 2019 to $3.3 million compared to $3.2 million for the three months ended March 31, 2018, primarily due to an increase related to amortization of stock-based compensation.

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
As of March 31, 2019, we had cash and cash equivalents of $214.4 million.
During the three months ended March 31, 2019, we sold 2.5 million shares of common stock under our Prior ATM Program for gross proceeds of $47.9 million. The Prior ATM Program was terminated during the three months ended March 31, 2019 and, as of March 31, 2019, we had $300.0 million available for future issuances under the New ATM Program. See “Recent Transactions—At-The-Market Offering of Common Stock.” In addition, as of March 31, 2019, there was $185.0 million outstanding under the Revolving Facility (as defined below). Subsequent to March 31, 2019, we repaid approximately $150.0 million in borrowings under the Revolving Facility primarily using the net proceeds from our public offering of common stock in April 2019. See above under Recent Transactions—“Public Offering of Common Stock” for additional information. We believe that our available cash, expected operating cash flows, and the availability under our New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
We intend to invest in and/or develop additional healthcare properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Amended Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our New ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$30,074	$22,059
Net cash used in investing activities	(66,177)	(35,114)
Net cash provided by financing activities	213,665	20,341
Net increase in cash and cash equivalents	177,562	7,286
Cash and cash equivalents, beginning of period	36,792	6,909
Cash and cash equivalents, end of period	$214,354	$14,195
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net cash provided by operating activities for the three months ended March 31, 2019 was $30.1 million compared to $22.1 million for the three months ended March 31, 2018, an increase of $8.0 million. The increase was primarily due to an increase of collections of rental income due to acquisitions, increases in rental rates for existing tenants subsequent to March 31, 2018, and timing of payments to our vendors in settling accounts payable, and a decrease in interest paid on outstanding indebtedness.
Cash used in investing activities for the three months ended March 31, 2019 was primarily comprised of $64.5 million in acquisitions of real estate and investments in real estate mortgage loans. Cash used in investing activities for the three months ended March 31, 2018 consisted of $48.1 million related to acquisitions of real estate, partially offset by $13.0 million of net proceeds from real estate sales.
Our cash flows provided by financing activities for the three months ended March 31, 2019 was primarily comprised of $190.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility and $47.3 million in net proceeds from common stock sales under our Prior ATM Program, partially offset by $17.7 million in dividends paid and $4.4 million in payments of deferred financing costs. Our cash flows provided by financing activities for the three months ended March 31, 2018 was primarily comprised of $35.0 million in net borrowings under our Prior Credit Facility, partially offset by $14.0 million in dividends paid.

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
As of March 31, 2019, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Prior Credit Agreement”). As later amended on February 1, 2016, the Prior Credit Agreement provided the following: (i) a $400.0 million unsecured asset based revolving credit facility (the “Prior Revolving Facility”), (ii) a $100.0 million non-amortizing unsecured term loan (the “Prior Term Loan” and, together with the Prior Revolving Facility, the “Prior Credit Facility”), and (iii) a $250.0 million uncommitted incremental facility. The Prior Revolving Facility was scheduled to mature on August 5, 2019, subject to two, six-month extension options. The Prior Term Loan was scheduled to mature on February 1, 2023, and could be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement, which amended and restated the Prior Credit Agreement, provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the Revolving Facility is subject to our compliance with certain financial covenants set forth in the Amended Credit Agreement governing the Revolving Facility, including a consolidated leverage ratio that requires our ratio of Adjusted Consolidated Debt to Consolidated Total Asset Value (each as defined in the Amended Credit Agreement) be less than 60%. The proceeds of the Term Loan were used, in part, to repay in full all outstanding borrowings under the Prior Term Loan and Prior Revolving Facility under the Prior Credit Agreement. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Company will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Company elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the

Company’s senior long-term unsecured debt). As of March 31, 2019, we had $200.0 million outstanding under the Term Loan and there were $185.0 million outstanding borrowings under the Revolving Facility. See Note 13, Subsequent Events, for additional information.
The Revolving Facility has a maturity date of February 8, 2023, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly-owned subsidiaries that are party to the Amended Credit Agreement (other than the Operating Partnership). The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio and a maximum secured recourse debt to asset value ratio. The Amended Credit Agreement also contains certain customary events of default, including that the Company is required to operate in conformity with the requirements for qualification and taxation as a REIT.
As of March 31, 2019, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$402,375	$15,750	$31,500	$31,500	$323,625
Senior unsecured term loan (2)	255,561	8,134	16,178	16,200	215,049
Unsecured revolving credit facility (3)	214,991	7,704	15,325	191,962	—
Operating lease	125	125	—	—	—
Total	$873,052	$31,713	$63,003	$239,662	$538,674

(1)	Amounts include interest payments of $102.4 million.

(2)	Amounts include interest payments of $55.6 million.

(3)	Amounts include payments related to the unused credit facility fee.

Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our three ILFs. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign under eight master leases, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, the tenants also have the option to request capital expenditure funding that would also be subject to a corresponding rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of March 31, 2019, we had a $200.0 million Term Loan outstanding and there was $185.0 million outstanding under the Revolving Facility. Subsequent to March 31, 2019, we repaid approximately $150.0 million in borrowings under the Revolving Facility primarily using the net proceeds from our public offering of common stock in April 2019. See Note 13, Subsequent Events, for additional information.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Assuming a 100 basis point increase in the interest rates related to our variable rate debt, and assuming the outstanding debt balance as of March 31, 2019 described above, interest expense would have increased approximately $1.0 million for the three months ended March 31, 2019.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2019 are as follows:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
January 1 - January 31, 2019	—	$—
February 1 - February 28, 2019	68,617	$21.78
March 1 - March 31, 2019	—	$—
Total	68,617	$21.78

Item 6. Exhibits.

Exhibit Number	Description of the Document

2.1
Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014, is incorporated herein by reference).

2.2
Membership Interest Purchase Agreement, dated as of January 27, 2019, by and between BME Texas Holdings LLC and CTR Partnership, L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 2, 2019 is incorporated herein by reference).

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

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2019, is incorporated herein by reference).

10.1
Amended and Restated Credit and Guaranty Agreement, dated as of February 8, 2019 by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and other guarantors named therein KeyBank National Association, as administrative agent, an issuing lender and swingline lender and other parties thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2019, is incorporated herein by reference).

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

CareTrust REIT, Inc.
May 7, 2019	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

May 7, 2019	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)