Form 10-Q
period 2019-06-30
CareTrust REIT, Inc.
filed 2019-08-06
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-36181

CareTrust REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland							46-3999490
(State or other jurisdiction of incorporation or organization)							(I.R.S. Employer Identification No.)

905 Calle Amanecer	,	Suite 300	,	San Clemente	,	CA	92673
(Address of principal executive offices)							(Zip Code)
(949) 542-3130
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTRE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2019, there were 95,557,271 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets:
Real estate investments, net	$1,482,040	$1,216,237
Other real estate investments, net	26,725	18,045
Cash and cash equivalents	2,629	36,792
Accounts and other receivables, net	9,705	11,387
Prepaid expenses and other assets	6,947	8,668
Deferred financing costs, net	3,513	633
Total assets	$1,531,559	$1,291,762
Liabilities and Equity:
Senior unsecured notes payable, net	$295,532	$295,153
Senior unsecured term loan, net	198,608	99,612
Unsecured revolving credit facility	45,000	95,000
Accounts payable and accrued liabilities	12,665	15,967
Dividends payable	21,617	17,783
Total liabilities	573,422	523,515
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,073,223 and 85,867,044 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	951	859
Additional paid-in capital	1,161,144	965,578
Cumulative distributions in excess of earnings	(203,958)	(198,190)
Total equity	958,137	768,247
Total liabilities and equity	$1,531,559	$1,291,762
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$44,123	$34,708	$82,470	$68,524
Tenant reimbursements	—	3,016	—	5,984
Independent living facilities	887	845	1,747	1,644
Interest and other income	1,191	400	1,642	918
Total revenues	46,201	38,969	85,859	77,070
Expenses:
Depreciation and amortization	13,437	11,299	25,339	22,876
Interest expense	7,285	7,285	14,145	14,377
Property taxes	456	3,016	1,282	5,984
Independent living facilities	719	744	1,426	1,460
General and administrative	4,606	3,358	7,916	6,550
Total expenses	26,503	25,702	50,108	51,247
Other income:
Gain on sale of real estate	—	—	—	2,051
Net income	$19,698	$13,267	$35,751	$27,874
Earnings per common share:
Basic	$0.21	$0.17	$0.39	$0.36
Diluted	$0.21	$0.17	$0.39	$0.36
Weighted-average number of common shares:
Basic	94,036	76,374	91,039	75,941
Diluted	94,036	76,374	91,039	75,941
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2019	85,867,044	$859	$965,578	$(198,190)	$768,247
Issuance of common stock, net	2,459,000	24	47,219	—	47,243
Vesting of restricted common stock, net of shares withheld for employee taxes	72,229	1	(1,496)	—	(1,495)
Amortization of stock-based compensation	—	—	994	—	994
Common dividends ($0.225 per share)	—	—	—	(20,011)	(20,011)
Net income	—	—	—	16,053	16,053
Balance at March 31, 2019	88,398,273	$884	$1,012,295	$(202,148)	$811,031
Issuance of common stock, net	6,641,250	67	148,731	—	148,798
Vesting of restricted common stock, net of shares withheld for employee taxes	33,700	—	(1,029)	—	(1,029)
Amortization of stock-based compensation	—	—	1,147	—	1,147
Common dividends ($0.225 per share)	—	—	—	(21,508)	(21,508)
Net income	—	—	—	19,698	19,698
Balance at June 30, 2019	95,073,223	$951	$1,161,144	$(203,958)	$958,137

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2018	75,478,202	$755	$783,237	$(189,375)	$594,617
Issuance of common stock, net	—	—	(27)	—	(27)
Vesting of restricted common stock, net of shares withheld for employee taxes	43,844	—	(605)	—	(605)
Amortization of stock-based compensation	—	—	904	—	904
Common dividends ($0.205 per share)	—	—	—	(15,608)	(15,608)
Net income	—	—	—	14,607	14,607
Balance as of March 31, 2018	75,522,046	$755	$783,509	$(190,376)	$593,888
Issuance of common stock, net	2,988,813	30	47,537	—	47,567
Vesting of restricted common stock, net of shares withheld for employee taxes	39,828	—	(684)	—	(684)
Amortization of stock-based compensation	—	—	924	—	924
Common dividends ($0.205 per share)	—	—	—	(16,224)	(16,224)
Net income	—	—	—	13,267	13,267
Balance at June 30, 2018	78,550,687	$785	$831,286	$(193,333)	$638,738

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$35,751	$27,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	25,354	22,885
Amortization of deferred financing costs	1,028	969
Amortization of stock-based compensation	2,141	1,828
Straight-line rental income	(937)	(933)
Noncash interest income	(21)	(217)
Gain on sale of real estate	—	(2,051)
Interest income distribution from other real estate investment	463	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(2,091)	(2,837)
Prepaid expenses and other assets	(185)	(462)
Accounts payable and accrued liabilities	235	(4,940)
Net cash provided by operating activities	61,738	42,116
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(285,946)	(47,310)
Improvements to real estate	(68)	(506)
Purchases of equipment, furniture and fixtures	(2,613)	(702)
Investment in real estate mortgage and other loans receivable	(11,389)	(1,390)
Principal payments received on real estate mortgage and other loans receivable	482	58
Repayment of other real estate investment	2,204	—
Escrow deposits for acquisitions of real estate	—	(2,250)
Net proceeds from the sale of real estate	131	13,004
Net cash used in investing activities	(297,199)	(39,096)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	196,041	47,547
Proceeds from the issuance of senior unsecured term loan	200,000	—
Borrowings under unsecured revolving credit facility	195,000	60,000
Payments on unsecured revolving credit facility	(245,000)	(75,000)
Payments on senior unsecured term loan	(100,000)	—
Payments of deferred financing costs	(4,534)	—
Net-settle adjustment on restricted stock	(2,524)	(1,288)
Dividends paid on common stock	(37,685)	(29,628)
Net cash provided by financing activities	201,298	1,631
Net (decrease) increase in cash and cash equivalents	(34,163)	4,651
Cash and cash equivalents, beginning of period	36,792	6,909
Cash and cash equivalents, end of period	$2,629	$11,560
Supplemental disclosures of cash flow information:
Interest paid	$12,963	$13,411
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$3,834	$2,205
Right-of-use asset obtained in exchange for new operating lease obligation	$1,010	$—
Transfer of pre-acquisition costs to acquired assets	$242	$60
Increase in pre-acquisition costs payable	$86	$35
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2019, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 213 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,686 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of June 30, 2019, the Company also had other real estate investments consisting of one preferred equity investment of $3.1 million and two mortgage loans receivable of $23.6 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its consolidated subsidiaries consisting of (i) the net-leased skilled nursing, multi-service campuses, assisted living and independent living facilities, (ii) the operations of the three independent living facilities that the Company owns and operates; and (iii) the preferred equity investment and the mortgage loans receivable.
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

Recent Accounting Standards Adopted by the Company—On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASU 2016-02”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Upon adoption of ASU 2016-02 on January 1, 2019, the Company elected the following practical expedients provided by ASU No. 2018-11, Leases - Targeted Improvements, and ASU No. 2018-20, Narrow Scope Improvements for Lessors (together with ASU 2016-02, the “new lease ASUs”):

•	Package of practical expedients – provides that the Company is not required to reevaluate its existing or expired leases as of January 1, 2019, under the new lease ASUs.

•	Optional transition method practical expedient – requires the Company to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.

•
Single component practical expedient – requires the Company to account for lease and non-lease components associated with that lease as a single component under the new lease ASUs, if certain criteria are met.

•
Short-term leases practical expedient – for the Company’s operating leases with a term of less than 12 months in which it is the lessee, this expedient requires the Company not to record on its balance sheet related lease liabilities and right-of-use assets.

Overview related to both lessee and lessor accounting—The new lease ASUs set new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine whether a lease should be accounted for as a finance (sales-type) lease include the following: (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) the lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria is met, a lease is classified as a finance lease by the lessee and as a sales-type lease

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

by the lessor. If none of the criteria are met, a lease is classified as an operating lease by the lessee, but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease is classified as an operating lease by the lessor.
The election of the package of practical expedients discussed above and the optional transition method allowed the Company not to reassess:

•	Whether any expired or existing contracts as of January 1, 2019 were leases or contained leases.

◦
This practical expedient is primarily applicable to entities that have contracts containing embedded leases. As of January 1, 2019, the Company had no such contracts; therefore, this practical expedient had no effect on the Company.

•	The lease classification for any leases expired or existing as of January 1, 2019.

◦
The election of the package of practical expedients provides that the Company is not required to reassess the classification of its leases existing as of January 1, 2019. This means that all of the Company’s leases that were classified as operating leases in accordance with the lease accounting standards in effect prior to January 1, 2019 continue to be classified as operating leases after adoption of the new lease ASUs.

The Company applied the package of practical expedients consistently to all leases (i.e., regardless of whether the Company was the lessee or a lessor) that commenced before January 1, 2019. The election of this package permits the Company to “run off” its leases that commenced before January 1, 2019, for the remainder of their lease terms and to apply the new lease ASUs to leases commencing or modified after January 1, 2019.
Lessor Accounting—Under the new lease ASUs, each lease agreement is evaluated to identify the lease and non-lease components at lease inception. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative stand-alone selling prices. The new lease ASUs govern the recognition of revenue for lease components, and revenue related to non-lease components is subject to the new revenue recognition standard. Tenant recoveries for utilities, repairs and maintenance, and common area expenses are considered non-lease components. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. As such, the Company has concluded its leases do not contain material non-lease components. Tenant reimbursements related to property taxes and insurance are neither lease nor non-lease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental income recognized by the lessor on a gross basis in its income statements.
On January 1, 2019, the Company elected the single component practical expedient, which allows a lessor, by class of underlying asset, not to allocate the total consideration to the lease and non-lease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and non-lease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If the Company determines that the lease component is the predominant component, the Company accounts for the single component as an operating lease in accordance with the new lease ASUs. Conversely, the Company is required to account for the combined component under the new revenue recognition standard if the Company determines that the non-lease component is the predominant component. As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered non-lease components are accounted for under the revenue recognition standard. The components of the Company’s operating leases qualify for the single component presentation.
For the three and six months ended June 30, 2018, the Company recognized tenant recoveries for real estate taxes of $3.0 million and $6.0 million, respectively, which were classified as tenant reimbursements on the Company’s condensed consolidated income statements. Prior to the adoption of Accounting Standards Codification (“ASC”) 842, the Company recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are recognized to the extent that the Company pays the third party

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

directly and classified as rental income on the Company’s condensed consolidated income statements. Due to the application of the new lease ASUs, the Company recognized, on a gross basis, real estate taxes of $0.5 million and $1.3 million, respectively, for the three and six months ended June 30, 2019.
Under the new lease ASUs, the Company’s assessment of collectability of its tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Such write-offs are recorded as increases or decreases through rental income on the Company’s condensed consolidated income statements. For the three and six months ended June 30, 2019, the Company did not recognize any adjustments to rental income related to recognized rental income in prior periods.
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
As of June 30, 2019, the Company’s lease liability related to its ground lease arrangements for which it is the lessee totaled approximately $1.0 million with a weighted average remaining lease term of 73 years. While these ground leases are subject to the new lease ASUs effective January 1, 2019, the lease liability and corresponding right-of-use asset and lease expense do not have a material effect on the Company’s condensed consolidated financial statements.
The Company has not recognized a right of use lease asset and/or lease liability for leases with a term of 12 months or less and without an option to purchase the underlying asset.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Recent Accounting Pronouncements—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Subtopic 326) (“ASU 2016-13”) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). In November 2018, the FASB released ASU No. 2018-19, Codification Improvements to Topic 326 Financial Instruments - Credit Losses (“ASU 2018-19”.) ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Land	$197,510	$166,948
Buildings and improvements	1,453,944	1,201,209
Integral equipment, furniture and fixtures	95,476	87,623
Identified intangible assets	1,400	2,382
Real estate investments	1,748,330	1,458,162
Accumulated depreciation and amortization	(266,290)	(241,925)
Real estate investments, net	$1,482,040	$1,216,237

As of June 30, 2019, 93 of the Company’s 216 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of June 30, 2019, annualized rental revenues from the Ensign Master Leases were $61.0 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of June 30, 2019, 120 of the Company’s 216 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of June 30, 2019 are the independent living facilities that the Company owns and operates.
As of June 30, 2019, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2019 (six months)	$86,806
2020	173,965
2021	174,423
2022	174,899
2023	175,232
2024	175,492
Thereafter	1,132,935
$2,093,752

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of December 31, 2018, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2019	$146,010
2020	146,560
2021	147,132
2022	147,719
2023	148,169
Thereafter	1,055,012
$1,790,602

Recent Real Estate Acquisitions

The following table summarizes the Company’s acquisitions for the six months ended June 30, 2019 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$246,099	$22,129	16	2,029
Multi-service campuses	45,176	4,088	3	542
Assisted living	—	—	—	—
Total	$291,275	$26,217	19	2,571

(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent excludes ground lease income.
(3) The number of beds/units includes operating beds at acquisition date.

4. OTHER REAL ESTATE INVESTMENTS

Preferred Equity Investments—In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, the Company held an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter 2017 and began lease-up during the first quarter of 2018. In June 2019, the Company purchased the skilled nursing facility for approximately $16.2 million, inclusive of transaction costs. The Company paid $12.9 million after receiving back its initial investment of $2.2 million and cumulative contractual preferred return through June 18, 2019, the acquisition date, of $1.1 million, of which $0.6 million was recognized as interest income during the three months ended June 30, 2019.

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

During the three months ended June 30, 2019, the Company recognized $0.6 million in interest income from its preferred equity investments, including $0.5 million for unrecognized preferred return related to prior periods. During the six months ended June 30, 2019, the Company recognized $0.6 million in interest income from its preferred equity investments, including $0.4 million for unrecognized preferred return related to prior periods. During the three and six months ended June

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

30, 2018, the Company recognized $0.1 million and $0.2 million, respectively, in interest income from its preferred equity investments.

Performing Mortgage Loans Receivable—In October 2017, the Company provided an affiliate of Providence Group, Inc. (“Providence”) a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, which bears a fixed interest rate of 9%. The mortgage loan requires Providence to make monthly principal and interest payments, is set to mature on October 26, 2020 and has an option to be prepaid before the maturity date.

In February 2019, the Company provided affiliates of Covenant Care a mortgage loan secured by first mortgages on five skilled nursing facilities for approximately $11.4 million, at an annual interest rate of 9%. The loan requires monthly interest payments, is set to mature on February 11, 2020, and includes two, six-month extension options.

During the three and six months ended June 30, 2019, the Company recognized $0.5 million and $1.0 million, respectively, of interest income related to the mortgage loans. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million, respectively, of interest income related to the mortgage loans.

5. FAIR VALUE MEASUREMENTS
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$2,327	$3,079	$3,415	$4,531	$5,746	$6,246
Mortgage loans receivable	23,701	23,646	23,701	12,375	12,299	12,375
Financial liabilities:
Senior unsecured notes payable	$300,000	$295,532	$311,625	$300,000	$295,153	$289,500

Cash and cash equivalents, accounts and other receivables, other loans receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Preferred equity investments: The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements.
Mortgage loans receivable: The fair values of the mortgage loans receivable were estimated using an internal valuation model that considered the expected future cash flows of the investments, the underlying collateral value, market interest rates and other credit enhancements.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(4,468)	$295,532	$300,000	$(4,847)	$295,153
Senior unsecured term loan	200,000	(1,392)	198,608	100,000	(388)	99,612
Unsecured revolving credit facility	45,000	—	45,000	95,000	—	95,000
	$545,000	$(5,860)	$539,140	$495,000	$(5,235)	$489,765

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
As of June 30, 2019, the Company was in compliance with all applicable financial covenants under the indenture.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement, which amended and restated the Prior Credit Agreement, provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and, together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the Revolving Facility is subject to no default or event of default under the Amended Credit Agreement having occurred at the time of borrowing. The proceeds of the Term Loan were used, in part, to repay in full all outstanding borrowings under the Prior Term Loan and Prior Revolving Facility under the Prior Credit Agreement. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2019, the Operating Partnership had $200.0 million outstanding under the Term Loan and $45.0 million outstanding under the Revolving Facility.
The Revolving Facility has a maturity date of February 8, 2023, and includes, at the sole discretion of the Operating Partnership, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Amended Credit Agreement (other than the Operating Partnership). The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend organizational documents and pay certain dividends and other restricted payments. The Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio, a minimum unsecured interest coverage ratio and a minimum rent coverage ratio. The Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Amended Credit Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency.
As of June 30, 2019, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

7. EQUITY
Common Stock
Public Offering of Common Stock—On April 15, 2019, the Company completed an underwritten public offering of 6,641,250 shares of its common stock, par value $0.01 per share, at an initial price to the public of $23.35, including 866,250 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, resulting in approximately $149.0 million in net proceeds, after deducting the underwriting discount and offering expenses. The Company used the proceeds from the offering to repay a portion of the outstanding borrowings on its Revolving Facility, which had been used to fund a portion of the purchase price of acquisitions in the second quarter of 2019.
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

There was no New ATM Program activity for the three and six months ended June 30, 2019. The following table summarizes the Prior ATM Program activity for 2019 (in thousands, except per share amounts):

For the Three Months Ended
March 31, 2019
Number of shares	2,459
Average sales price per share	$19.48
Gross proceeds*	$47,893
*Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the three months ended March 31, 2019 under the Prior ATM Program.

As of June 30, 2019, the Company had $300.0 million available for future issuances under the New ATM Program.

Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first six months of 2019 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2019	June 30, 2019
Dividends declared per share	$0.225	$0.225
Dividends payment date	April 15, 2019	July 15, 2019
Dividends payable as of record date	$20,012	$21,508
Dividends record date	March 29, 2019	June 28, 2019

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
Restricted Stock Awards— In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

compensation expense associated with these awards. As of June 30, 2019, there were 1,760 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
In February 2019, the Compensation Committee of the Company’s Board of Directors granted 91,440 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $22.00 per share, based on the closing market price of the Company’s common stock on that date, and the shares vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, in February 2019, the Compensation Committee granted 71,440 performance stock awards to officers. Each share had a fair market value on the date of grant of $22.00 per share, based on the closing market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one- to four-year period. The amount of performance awards that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding fiscal year over year growth of 5.0% or greater.
In May 2019, the Compensation Committee of the Company's Board of Directors granted 17,749 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $24.23 per share, based on the closing market price of the Company's common stock on that date, and the shares vest in full on the earlier to occur of April 30, 2020 or the Company’s 2020 Annual Meeting of Stockholders.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense	$1,147	$924	$2,141	$1,828

As of June 30, 2019, there was $6.2 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.3 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2019 and 2018, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$19,698	$13,267	$35,751	$27,874
Less: Net income allocated to participating securities	(79)	(96)	(165)	(198)
Numerator for basic and diluted earnings available to common stockholders	$19,619	$13,171	$35,586	$27,676
Denominator:
Weighted-average basic common shares outstanding	94,036	76,374	91,039	75,941
Weighted-average diluted common shares outstanding	94,036	76,374	91,039	75,941

Earnings per common share, basic	$0.21	$0.17	$0.39	$0.36
Earnings per common share, diluted	$0.21	$0.17	$0.39	$0.36

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and six months ended June 30, 2019 and 2018, when their inclusion would have been anti-dilutive.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

11. CONCENTRATION OF RISK
Major operator concentrations – As of June 30, 2019, Ensign leased 93 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 9,923 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. During the three and six months ended June 30, 2019, Ensign represented 34% and 37%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements. During each of the three and six months ended June 30, 2018, Ensign represented 42% of the Company’s rental income, exclusive of operating expense reimbursements.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2019
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$951,636	$530,404	$—	$1,482,040
Other real estate investments, net	—	23,646	3,079	—	26,725
Cash and cash equivalents	—	2,629	—	—	2,629
Accounts and other receivables, net	—	9,691	14	—	9,705
Prepaid expenses and other assets	—	6,942	5	—	6,947
Deferred financing costs, net	—	3,513	—	—	3,513
Investment in subsidiaries	979,754	510,129	—	(1,489,883)	—
Intercompany	—	22,720	—	(22,720)	—
Total assets	$979,754	$1,530,906	$533,502	$(1,512,603)	$1,531,559
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$295,532	$—	$—	$295,532
Senior unsecured term loan, net	—	198,608	—	—	198,608
Unsecured revolving credit facility	—	45,000	—	—	45,000
Accounts payable and accrued liabilities	—	12,012	653	—	12,665
Dividends payable	21,617	—	—	—	21,617
Intercompany	—	—	22,720	(22,720)	—
Total liabilities	21,617	551,152	23,373	(22,720)	573,422
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,073,223 shares issued and outstanding as of June 30, 2019	951	—	—	—	951
Additional paid-in capital	1,161,144	817,519	321,761	(1,139,280)	1,161,144
Cumulative distributions in excess of earnings	(203,958)	162,235	188,368	(350,603)	(203,958)
Total equity	958,137	979,754	510,129	(1,489,883)	958,137
Total liabilities and equity	$979,754	$1,530,906	$533,502	$(1,512,603)	$1,531,559

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$24,438	$19,685	$—	$44,123
Independent living facilities	—	—	887	—	887
Interest and other income	—	569	622	—	1,191
Total revenues	—	25,007	21,194	—	46,201
Expenses:
Depreciation and amortization	—	7,730	5,707	—	13,437
Interest expense	—	7,285	—	—	7,285
Property taxes	—	402	54	—	456
Independent living facilities	—	—	719	—	719
General and administrative	1,147	3,387	72	—	4,606
Total expenses	1,147	18,804	6,552	—	26,503
Income in Subsidiary	20,845	14,642	—	(35,487)	—
Net income	$19,698	$20,845	$14,642	$(35,487)	$19,698

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$48,007	$34,463	$—	$82,470
Independent living facilities	—	—	1,747	—	1,747
Interest and other income	—	1,020	622	—	1,642
Total revenues	—	49,027	36,832	—	85,859
Expenses:
Depreciation and amortization	—	15,233	10,106	—	25,339
Interest expense	—	14,145	—	—	14,145
Property taxes	—	1,228	54	—	1,282
Independent living facilities	—	—	1,426	—	1,426
General and administrative	2,141	5,703	72	—	7,916
Total expenses	2,141	36,309	11,658	—	50,108
Income in Subsidiary	37,892	25,174	—	(63,066)	—
Net income	$35,751	$37,892	$25,174	$(63,066)	$35,751

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$25,720	$36,018	$—	$61,738
Cash flows from investing activities:
Acquisitions of real estate	—	(73,782)	(212,164)	—	(285,946)
Improvements to real estate	—	(51)	(17)	—	(68)
Purchases of equipment, furniture and fixtures	—	(2,610)	(3)	—	(2,613)
Investment in real estate mortgage and other loans receivable	—	(11,389)	—	—	(11,389)
Principal payments received on real estate mortgage and other loans receivable	—	482	—	—	482
Repayment of other real estate investment	—	—	2,204	—	2,204
Net proceeds from the sale of real estate	—	131	—	—	131
Distribution from subsidiary	37,685	—	—	(37,685)	—
Intercompany financing	(193,517)	(173,962)	—	367,479	—
Net cash used in investing activities	(155,832)	(261,181)	(209,980)	329,794	(297,199)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	196,041	—	—	—	196,041
Proceeds from the issuance of senior unsecured term loan	—	200,000	—	—	200,000
Borrowings under unsecured revolving credit facility	—	195,000	—	—	195,000
Payments on unsecured revolving credit facility	—	(245,000)	—	—	(245,000)
Payments on senior unsecured term loan	—	(100,000)	—	—	(100,000)
Payments of deferred financing costs	—	(4,534)	—	—	(4,534)
Net-settle adjustment on restricted stock	(2,524)	—	—	—	(2,524)
Dividends paid on common stock	(37,685)	—	—	—	(37,685)
Distribution to Parent	—	(37,685)	—	37,685	—
Intercompany financing	—	193,517	173,962	(367,479)	—
Net cash provided by (used in) financing activities	155,832	201,298	173,962	(329,794)	201,298
Net decrease in cash and cash equivalents	—	(34,163)	—	—	(34,163)
Cash and cash equivalents, beginning of period	—	36,792	—	—	36,792
Cash and cash equivalents, end of period	$—	$2,629	$—	$—	$2,629

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(7)	$12,758	$29,365	$—	$42,116
Cash flows from investing activities:
Acquisitions of real estate	—	(47,310)	—	—	(47,310)
Improvements to real estate	—	(495)	(11)	—	(506)
Purchases of equipment, furniture and fixtures	—	(645)	(57)	—	(702)
Investment in real estate mortgage loan receivable	—	(1,390)	—	—	(1,390)
Principal payments received on mortgage loan receivable	—	58	—	—	58
Escrow deposit for acquisition of real estate	—	(2,250)	—	—	(2,250)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from subsidiary	29,628	—	—	(29,628)	—
Intercompany financing	(46,252)	29,297	—	16,955	—
Net cash used in investing activities	(16,624)	(9,731)	(68)	(12,673)	(39,096)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	47,547	—	—	—	47,547
Borrowings under unsecured revolving credit facility	—	60,000	—	—	60,000
Payments on unsecured revolving credit facility	—	(75,000)	—	—	(75,000)
Net-settle adjustment on restricted stock	(1,288)	—	—	—	(1,288)
Dividends paid on common stock	(29,628)	—	—	—	(29,628)
Distribution to Parent	—	(29,628)	—	29,628	—
Intercompany financing	—	46,252	(29,297)	(16,955)	—
Net cash provided by (used in) financing activities	16,631	1,624	(29,297)	12,673	1,631
Net increase in cash and cash equivalents	—	4,651	—	—	4,651
Cash and cash equivalents, beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents, end of period	$—	$11,560	$—	$—	$11,560

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS

Lease Amendment

                Trillium Lease Termination and New Master Lease—On July 15, 2019, the Company terminated its existing master lease (the “Original Trillium Lease”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”), which covered ten properties in Iowa, seven properties in Ohio and one property in Georgia.  The Company subsequently entered into negotiations for a new master lease (the “New Trillium Lease”) with Trillium’s Iowa and Georgia affiliates covering the ten properties in Iowa and the one property in Georgia. Trillium will continue to operate the seven properties in Ohio under applicable post-termination terms and conditions of the Original Trillium Master Lease until the operations therein are transferred to new operators.  As a result of the termination of the Original Trillium Lease, the Company expects to write-off accounts and straight-line rent receivable by approximately $2.4 million in the third quarter.

The Company subsequently entered into negotiations with an Ohio skilled nursing operator to sell three of the seven Ohio properties currently operated by Trillium, with a target closing date of September 1, 2019. The purchase and sale agreement currently under discussion will be subject to normal diligence and other contingencies. If the sale proceeds as currently anticipated, the three Ohio properties would become classified as held for sale, and written down to fair value less costs to sell, resulting in an approximate $7.1 million impairment.

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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of June 30, 2019, we owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 213 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,686 operational beds and units located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. As of June 30, 2019, the 93 facilities leased to Ensign had a total of 9,923 operational beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 120 remaining leased properties had a total of 11,763 operational beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Virginia, Washington, West Virginia and Wisconsin. We also own and operate three independent living facilities (“ILFs”), which had a total of 264 units located in Texas and Utah. As of June 30, 2019, we also had other real estate investments consisting of one preferred equity investment totaling $3.1 million and two mortgage loans receivable of $23.6 million.

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

Recent Transactions

Lease Amendment

                Trillium Lease Termination and New Master Lease. On July 15, 2019, we terminated our existing master lease (the “Original Trillium Lease”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”), which covered ten properties in Iowa, seven properties in Ohio and one property in Georgia.  We subsequently entered into negotiations for a new master lease (the “New Trillium Lease”) with Trillium’s Iowa and Georgia affiliates covering the ten properties in Iowa and the one property in Georgia. Trillium will continue to operate the seven properties in Ohio under applicable post-termination terms and conditions of the Original Trillium Master Lease until the operations therein are transferred to new operators. As a result of the termination of the Original Trillium Lease, we expect to write-off accounts and straight-line rent receivable by approximately $2.4 million in the third quarter.

We subsequently entered into negotiations with an Ohio skilled nursing operator to sell three of the seven Ohio properties currently operated by Trillium, with a target closing date of September 1, 2019. The purchase and sale agreement currently under discussion will be subject to normal diligence and other contingencies. If the sale proceeds as currently anticipated, the three Ohio properties would become classified as held for sale, and written down to fair value less costs to sell, resulting in an approximate $7.1 million impairment. We also expect that the resulting decline in rental income following the sale will be partially offset by an increase in interest income, as the purchaser will temporarily use short-term seller financing to facilitate an expeditious purchase and transfer of operations, and later replace that financing with a long-term third party loan or loans.

We also subsequently entered into negotiations with a select group of Ohio skilled nursing operators to lease the remaining four Ohio assets. To date, we received three non-binding letters of intent from interested parties, also with a target transfer date of September 1, 2019.

Recent Investments
From January 1, 2019 through August 6, 2019, we acquired sixteen skilled nursing facilities and three multi-service campuses for approximately $291.3 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $26.2 million and an initial blended yield of approximately 9.0%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

Public Offering of Common Stock

On April 15, 2019, we completed an underwritten public offering of 6,641,250 shares of our common stock, par value $0.01 per share, at an initial price to the public of $23.35, including 866,250 shares of common stock sold pursuant to the full exercise of an option to purchase additional shares of common stock granted to the underwriters, resulting in approximately

$149.0 million in net proceeds, after deducting the underwriting discount and offering expenses. We used the proceeds from the offering to repay a portion of the outstanding borrowings on our Revolving Facility (defined below) which had been used to fund a portion of the purchase price of acquisitions in the second quarter of 2019.

Results of Operations

Operating Results
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2019	2018
	(dollars in thousands)
Revenues:
Rental income	$44,123	$34,708	$9,415	27%
Tenant reimbursements	—	3,016	(3,016)	(100)%
Independent living facilities	887	845	42	5%
Interest and other income	1,191	400	791	198%
Expenses:
Depreciation and amortization	13,437	11,299	2,138	19%
Interest expense	7,285	7,285	—	—%
Property taxes	456	3,016	(2,560)	(85)%
Independent living facilities	719	744	(25)	(3)%
General and administrative	4,606	3,358	1,248	37%

Rental income. Rental income was $44.1 million for the three months ended June 30, 2019 compared to $34.7 million for the three months ended June 30, 2018. The $9.4 million or 27% increase in rental income is primarily due to $7.7 million from real estate investments made after April 1, 2018, $1.1 million from increases in rental rates for our existing tenants, $0.5 million of tenant reimbursement revenue recognized and classified as rental income due to the adoption of the new lease ASUs (discussed below) and a $0.1 million increase in straight-line rent.
Tenant reimbursements and property taxes. Tenant reimbursements decreased $3.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Property taxes decreased $2.6 million or 85% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (the “new lease ASUs”). Tenant reimbursements related to property taxes and insurance are neither lease nor non-lease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in its income statements. Prior to the adoption of the new lease ASUs, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. During the three months ended June 30, 2019, we recognized real estate taxes of $0.5 million, which were paid by us directly to third parties and classified as rental income on our condensed consolidated income statement.
Independent living facilities. Revenues and expenses from our three ILFs that we own and operate were flat for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Interest and other income. Interest and other income increased $0.8 million for the three months ended June 30, 2019 to $1.2 million compared to $0.4 million for the three months ended June 30, 2018. The increase was primarily due to $0.6 million of interest income, including $0.5 million for unrecognized preferred return related to prior periods, due to the repayment of a preferred equity investment in June 2019 and $0.2 million of interest income related to our mortgage loan receivable that we provided to Covenant Care in February 2019.
Depreciation and amortization. Depreciation and amortization expense increased $2.1 million or 19% for the three months ended June 30, 2019 to $13.4 million compared to $11.3 million for the three months ended June 30, 2018, primarily due to new real estate investments made after April 1, 2018.

Interest expense. Interest expense remained consistent at $7.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a lower weighted average debt balance, offset by higher weighted average interest rates for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
General and administrative expense. General and administrative expense increased $1.2 million or 37% for the three months ended June 30, 2019 to $4.6 million compared to $3.4 million for the three months ended June 30, 2018. The increase is primarily related to higher cash wages of $0.6 million, increased amortization of stock-based compensation of $0.2 million and $0.4 million of other corporate expenses.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2019	2018
	(dollars in thousands)
Revenues:
Rental income	$82,470	$68,524	$13,946	20%
Tenant reimbursements	—	5,984	(5,984)	(100)%
Independent living facilities	1,747	1,644	103	6%
Interest and other income	1,642	918	724	79%
Expenses:
Depreciation and amortization	25,339	22,876	2,463	11%
Interest expense	14,145	14,377	(232)	(2)%
Property taxes	1,282	5,984	(4,702)	(79)%
Independent living facilities	1,426	1,460	(34)	(2)%
General and administrative	7,916	6,550	1,366	21%

Rental income. Rental income was $82.5 million for the six months ended June 30, 2019 compared to $68.5 million for the six months ended June 30, 2018. The $13.9 million or 20% increase in rental income is primarily due to $10.9 million from real estate investments made after January 1, 2018, $2.0 million from increases in rental rates for our existing tenants and $1.3 million of tenant reimbursement revenue recognized and classified as rental income due to the adoption of the new lease ASUs, partially offset by a $0.3 million decrease in rental income due to the sale of three assisted living facilities in March 2018.
Tenant reimbursements and property taxes. Tenant reimbursements decreased $6.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Property taxes decreased $4.7 million or 79% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. On January 1, 2019, we adopted the new lease ASUs. Tenant reimbursements related to property taxes and insurance are neither lease nor non-lease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in its income statements. Prior to the adoption of the new lease ASUs, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. During the six months ended June 30, 2019, we recognized real estate taxes of $1.3 million, which were paid by us directly to third parties and classified as rental income on our condensed consolidated income statement.
Independent living facilities. Revenues from our three ILFs that we own and operate were $1.7 million for the six months ended June 30, 2019 compared to $1.6 million for the six months ended June 30, 2018. The $0.1 million or 6% increase was primarily due to a slight increase in occupancy at these facilities. Expenses for our three ILFs were flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Interest and other income. Interest and other income increased $0.7 million for the six months ended June 30, 2019 to $1.6 million compared to $0.9 million for the six months ended June 30, 2018. The increase was primarily due to $0.6 million of interest income, including $0.4 million for unrecognized preferred return related to prior periods, due to the repayment of a preferred equity investment in June 2019 and $0.3 million of interest income related to our mortgage loan receivable that we provided to Covenant Care in February 2019, partially offset by a $0.2 million decrease of interest income related to our remaining preferred equity investment.

Depreciation and amortization. Depreciation and amortization expense increased $2.5 million or 11% for the six months ended June 30, 2019 to $25.3 million compared to $22.9 million for the six months ended June 30, 2018, primarily due to new real estate investments made after January 1, 2018.
Interest expense. Interest expense decreased $0.2 million or 2% for the six months ended June 30, 2019 to $14.1 million compared to $14.4 million for the six months ended June 30, 2018. The decrease was primarily due to a lower weighted average debt balance, partially offset by higher weighted average interest rates for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
General and administrative expense. General and administrative expense increased $1.4 million or 21% for the six months ended June 30, 2019 to $7.9 million compared to $6.6 million for the six months ended June 30, 2018. The increase is primarily related to higher cash wages of $0.5 million, increased amortization of stock-based compensation of $0.3 million and $0.5 million of other corporate expenses.

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
As of June 30, 2019, we had cash and cash equivalents of $2.6 million.
On March 4, 2019, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of May 17, 2017, was terminated (the “Prior ATM Program”). During the six months ended June 30, 2019, we sold 2.5 million shares of common stock under our Prior ATM Program for gross proceeds of $47.9 million. As of June 30, 2019, we had $300.0 million available for future issuances under the New ATM Program. No shares of common stock were sold under the New ATM Program during the six months ended June 30, 2019.
As of June 30, 2019, we also had $45.0 million outstanding under the Revolving Facility (as defined below). We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$61,738	$42,116
Net cash used in investing activities	(297,199)	(39,096)
Net cash provided by financing activities	201,298	1,631
Net (decrease) increase in cash and cash equivalents	(34,163)	4,651
Cash and cash equivalents, beginning of period	36,792	6,909
Cash and cash equivalents, end of period	$2,629	$11,560
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net cash provided by operating activities for the six months ended June 30, 2019 was $61.7 million compared to $42.1 million for the six months ended June 30, 2018, an increase of $19.6 million. The increase was primarily due to an increase of rental income due to acquisitions, increases in rental rates for existing tenants subsequent to June 30, 2018, and timing of payments to our vendors in settling accounts payable, and a decrease in interest paid on outstanding indebtedness.
Cash used in investing activities for the six months ended June 30, 2019 was primarily comprised of $297.3 million in acquisitions of real estate and investments in real estate mortgage loans and $2.6 million of purchases of furniture, fixtures and equipment partially offset by $2.7 million of payments received from our preferred equity investment and mortgage and other loans receivable. Cash used in investing activities for the six months ended June 30, 2018 was primarily comprised of $51.0 million related to acquisitions of real estate and investments in other loans receivable, partially offset by $13.0 million of net proceeds from real estate sales.
Our cash flows provided by financing activities for the six months ended June 30, 2019 was primarily comprised of $50.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility and $196.0 million in net proceeds from common stock sales under our Prior ATM Program and April 2019 equity offering, partially offset by $37.7 million in dividends paid and $4.5 million in payments of deferred financing costs. Our cash flows provided by financing activities for the six months ended June 30, 2018 was primarily comprised of $47.5 million in net proceeds from common stock sales under our Prior ATM Program, partially offset by $29.6 million in dividends paid and $15.0 million in net pay downs under our Prior Credit Facility.

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
As of June 30, 2019, we were in compliance with all applicable financial covenants under the indenture.
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
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement, which amended and restated the Prior Credit Agreement, provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the Revolving Facility is subject to no default or event of default under the Amended Credit Agreement having occurred at the time of borrowing. The proceeds of the Term Loan were used, in part, to repay in full all outstanding borrowings under the Prior Term Loan and Prior Revolving Facility under the Prior Credit Agreement. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2019, we had $200.0 million outstanding under the Term Loan and $45.0 million outstanding under the Revolving Facility.
The Revolving Facility has a maturity date of February 8, 2023, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly-owned subsidiaries that are party to the Amended Credit Agreement (other than the Operating Partnership). The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend organizational documents and pay certain dividends and other restricted payments. The Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio, a minimum unsecured interest coverage ratio and a minimum rent coverage ratio. The Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Amended Credit Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency.
As of June 30, 2019, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$394,500	$15,750	$31,500	$31,500	$315,750
Senior unsecured term loan (2)	252,484	8,009	15,845	15,867	212,763
Unsecured revolving credit facility (3)	54,180	2,538	5,021	46,621	—
Operating leases	3,517	141	104	104	3,168
Total	$704,681	$26,438	$52,470	$94,092	$531,681

(1)	Amounts include interest payments of $94.5 million.

(2)	Amounts include interest payments of $52.5 million.

(3)	Amounts include payments related to the credit facility fee.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of June 30, 2019, we had a $200.0 million Term Loan outstanding and there was $45.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of June 30, 2019 described above and the interest rates applicable to our outstanding debt at June 30, 2019, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $1.2 million for the six months ended June 30, 2019.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company and its subsidiaries are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, but none of the Company or any of its subsidiaries is, and none of their respective properties are, the subject of any material legal proceedings. Claims and lawsuits may include matters involving general or professional liability asserted against its tenants, which are the responsibility of its tenants and for which the Company is entitled to be indemnified by its tenants under the insurance and indemnification provisions in the applicable leases.

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2019, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the second quarter ended June 30, 2019 are as follows:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
April 1 - April 30, 2019	—	$—
May 1 - May 31, 2019	14,016	$24.31
June 1 - June 30, 2019	28,917	$23.78
Total	42,933	$23.95

Item 6. Exhibits.

Exhibit Number	Description of the Document

2.1
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

*10.1
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated July 23, 2019, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC, and other guarantors named therein, the Lenders (as defined therein) from time to time party thereto and KeyBank National Association, as administrative agent, an issuing lender and swingline lender.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
August 6, 2019	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

August 6, 2019	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)