Form 10-Q
period 2019-09-30
CareTrust REIT, Inc.
filed 2019-11-07
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 6, 2019, there were 95,557,271 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets:
Real estate investments, net	$1,404,024	$1,216,237
Other real estate investments, net	44,808	18,045
Assets held for sale, net	34,590	—
Cash and cash equivalents	5,749	36,792
Accounts and other receivables, net	2,125	11,387
Prepaid expenses and other assets	30,202	8,668
Deferred financing costs, net	3,268	633
Total assets	$1,524,766	$1,291,762
Liabilities and Equity:
Senior unsecured notes payable, net	$295,721	$295,153
Senior unsecured term loan, net	198,661	99,612
Unsecured revolving credit facility	65,000	95,000
Accounts payable and accrued liabilities	16,251	15,967
Dividends payable	21,647	17,783
Total liabilities	597,280	523,515
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,103,270 and 85,867,044 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	951	859
Additional paid-in capital	1,162,047	965,578
Cumulative distributions in excess of earnings	(235,512)	(198,190)
Total equity	927,486	768,247
Total liabilities and equity	$1,524,766	$1,291,762
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$31,577	$35,332	$114,047	$103,856
Tenant reimbursements	—	2,990	—	8,974
Independent living facilities	929	871	2,676	2,515
Interest and other income	808	317	2,450	1,235
Total revenues	33,314	39,510	119,173	116,580
Expenses:
Depreciation and amortization	13,420	11,351	38,759	34,227
Interest expense	7,064	6,805	21,209	21,182
Property taxes	1,025	2,990	2,307	8,974
Independent living facilities	806	766	2,232	2,226
Impairment of real estate investments	16,692	—	16,692	—
Provision for loan losses	1,076	—	1,076	—
General and administrative	3,502	3,088	11,418	9,638
Total expenses	43,585	25,000	93,693	76,247
Other income:
Gain on sale of real estate	217	—	217	2,051
Net (loss) income	$(10,054)	$14,510	$25,697	$42,384
Earnings per common share:
Basic	$(0.11)	$0.18	$0.28	$0.54
Diluted	$(0.11)	$0.18	$0.28	$0.54
Weighted-average number of common shares:
Basic	95,103	81,490	92,409	77,811
Diluted	95,103	81,490	92,409	77,811
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2019	85,867,044	$859	$965,578	$(198,190)	$768,247
Issuance of common stock, net	2,459,000	24	47,219	—	47,243
Vesting of restricted common stock, net of shares withheld for employee taxes	72,229	1	(1,496)	—	(1,495)
Amortization of stock-based compensation	—	—	994	—	994
Common dividends ($0.225 per share)	—	—	—	(20,011)	(20,011)
Net income	—	—	—	16,053	16,053
Balance at March 31, 2019	88,398,273	$884	$1,012,295	$(202,148)	$811,031
Issuance of common stock, net	6,641,250	67	148,731	—	148,798
Vesting of restricted common stock, net of shares withheld for employee taxes	33,700	—	(1,029)	—	(1,029)
Amortization of stock-based compensation	—	—	1,147	—	1,147
Common dividends ($0.225 per share)	—	—	—	(21,508)	(21,508)
Net income	—	—	—	19,698	19,698
Balance at June 30, 2019	95,073,223	$951	$1,161,144	$(203,958)	$958,137
Issuance of common stock, net	—	—	(78)	—	(78)
Vesting of restricted common stock, net of shares withheld for employee taxes	30,047	—	—	—	—
Amortization of stock-based compensation	—	—	981	—	981
Common dividends ($0.225 per share)	—	—	—	(21,500)	(21,500)
Net loss	—	—	—	(10,054)	(10,054)
Balance at September 30, 2019	95,103,270	$951	$1,162,047	$(235,512)	$927,486

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2018	75,478,202	$755	$783,237	$(189,375)	$594,617
Issuance of common stock, net	—	—	(27)	—	(27)
Vesting of restricted common stock, net of shares withheld for employee taxes	43,844	—	(605)	—	(605)
Amortization of stock-based compensation	—	—	904	—	904
Common dividends ($0.205 per share)	—	—	—	(15,608)	(15,608)
Net income	—	—	—	14,607	14,607
Balance as of March 31, 2018	75,522,046	$755	$783,509	$(190,376)	$593,888
Issuance of common stock, net	2,988,813	30	47,537	—	47,567
Vesting of restricted common stock, net of shares withheld for employee taxes	39,828	—	(684)	—	(684)
Amortization of stock-based compensation	—	—	924	—	924
Common dividends ($0.205 per share)	—	—	—	(16,224)	(16,224)
Net income	—	—	—	13,267	13,267
Balance at June 30, 2018	78,550,687	$785	$831,286	$(193,333)	$638,738
Issuance of common stock, net	4,771,910	48	82,962	—	83,010
Vesting of restricted common stock, net of shares withheld for employee taxes	30,629	1	(1)	—	—
Amortization of stock-based compensation	—	—	988	—	988
Common dividends ($0.205 per share)	—	—	—	(17,196)	(17,196)
Net income	—	—	—	14,510	14,510
Balance at September 30, 2018	83,353,226	$834	$915,235	$(196,019)	$720,050

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$25,697	$42,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	38,789	34,240
Amortization of deferred financing costs	1,516	1,453
Amortization of stock-based compensation	3,122	2,816
Straight-line rental income	(1,483)	(1,631)
Adjustment for collectibility of rental income	12,078	—
Noncash interest income	(31)	(228)
Gain on sale of real estate	(217)	(2,051)
Interest income distribution from other real estate investment	463	—
Impairment of real estate investments	16,692	—
Provision for loan losses	1,076	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(6,043)	(5,499)
Prepaid expenses and other assets	(348)	(159)
Accounts payable and accrued liabilities	3,847	1,065
Net cash provided by operating activities	95,158	72,390
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(298,557)	(75,621)
Improvements to real estate	(1,230)	(5,401)
Purchases of equipment, furniture and fixtures	(2,926)	(1,262)
Investment in real estate mortgage and other loans receivable	(14,699)	(2,598)
Principal payments received on real estate mortgage and other loans receivable	11,959	893
Repayment of other real estate investment	2,204	—
Escrow deposits for acquisitions of real estate	(22,920)	(1,000)
Net proceeds from sales of real estate	218	13,004
Net cash used in investing activities	(325,951)	(71,985)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	195,963	130,546
Proceeds from the issuance of senior unsecured term loan	200,000	—
Borrowings under unsecured revolving credit facility	235,000	60,000
Payments on unsecured revolving credit facility	(265,000)	(135,000)
Payments on senior unsecured term loan	(100,000)	—
Payments of deferred financing costs	(4,534)	—
Net-settle adjustment on restricted stock	(2,524)	(1,288)
Dividends paid on common stock	(59,155)	(45,827)
Net cash provided by financing activities	199,750	8,431
Net (decrease) increase in cash and cash equivalents	(31,043)	8,836
Cash and cash equivalents, beginning of period	36,792	6,909
Cash and cash equivalents, end of period	$5,749	$15,745
Supplemental disclosures of cash flow information:
Interest paid	$15,648	$15,772
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$3,864	$3,202
Right-of-use asset obtained in exchange for new operating lease obligation	$1,010	$—
Transfer of pre-acquisition costs to acquired assets	$242	$—
Increase in pre-acquisition costs payable	$137	$—
Sale of real estate settled with notes receivable	$27,500	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2019, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 211 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,583 operational beds and units located in 28 states with the highest concentration of properties located in California, Texas, Louisiana, Arizona and Idaho. The Company also owns and operates three independent living facilities which have a total of 264 units located in Texas and Utah. As of September 30, 2019, the Company also had other real estate investments consisting of one preferred equity investment of $3.1 million and three mortgage loans receivable of $41.7 million.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Lessor Accounting—Under the new lease ASUs, each lease agreement is evaluated to identify the lease and non-lease components at lease inception. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative stand-alone selling prices. The new lease ASUs govern the recognition of revenue for lease components, and revenue related to non-lease components is subject to the new revenue recognition standard. Tenant recoveries for utilities, repairs and maintenance, and common area expenses are considered non-lease components. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. As such, the Company has concluded its leases do not contain material non-lease components. Tenant reimbursements related to property taxes and insurance are neither lease nor non-lease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ statements of operations. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental income recognized by the lessor on a gross basis in its statements of operations.
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
For the three and nine months ended September 30, 2018, the Company recognized tenant recoveries for real estate taxes of $3.0 million and $9.0 million, respectively, which were classified as tenant reimbursements on the Company’s condensed consolidated statements of operations. Prior to the adoption of Accounting Standards Codification (“ASC”) 842, the Company recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are recognized to the extent that the Company pays the third party directly and classified as rental income on the Company’s condensed consolidated statements of operations. Due to the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

application of the new lease ASUs, the Company recognized, on a gross basis, real estate taxes of $0.8 million and $2.1 million, respectively, for the three and nine months ended September 30, 2019.
Under the new lease ASUs, the Company’s assessment of collectability of its tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Such write-offs are recorded as increases or decreases through rental income on the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, the Company recorded $12.1 million of adjustments to rental income related to recognized rental income in the current quarter and prior periods. See Note 3, Real Estate Investments, Net for further detail.
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
As of September 30, 2019, the Company’s lease liability related to its ground lease arrangements for which it is the lessee totaled approximately $1.0 million with a weighted average remaining lease term of 73 years. While these ground leases were subject to the new lease ASUs effective January 1, 2019, the lease liability and corresponding right-of-use asset and lease expense do not have a material effect on the Company’s condensed consolidated financial statements.
The Company has not recognized a right-of-use asset and/or lease liability for leases with a term of 12 months or less and without an option to purchase the underlying asset.
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

Real Estate Acquisition Valuation— In accordance with ASC 805, Business Combinations, the Company’s acquisitions of real estate investments generally do not meet the definition of a business, and are treated as asset acquisitions. The assets acquired and liabilities assumed are measured at their acquisition date relative fair values. Acquisition costs are capitalized as incurred. The Company allocates the acquisition costs to the tangible assets, identifiable intangible assets/liabilities and assumed liabilities on a relative fair value basis. The Company assesses fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
In the event of impairment, the fair value of the real estate investment is determined by market research, which includes valuing the property in its current use as well as other alternative uses, and involves significant judgment. Management’s estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. If the Company meets the criteria to classify the real estate properties as held for sale, which entails a formal plan to sell the properties that is expected to be complete within one year, among other criteria, the Company writes down the excess of the carrying value over the estimated fair value less costs to sell. The Company’s ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While the Company believes its assumptions are reasonable, changes in these assumptions may have a material impact on financial results.
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. Included in other loans receivable is a bridge loan to Priority Life Care, LLC (“Priority”) under which the Company agreed to fund up to $1.4 million until the earlier of (i) October 31, 2019, (ii) the date that a new credit facility is established such that the borrower may submit draw requests to the applicable lender, or (iii) the date on which Priority’s lease is terminated with respect to any facility. Borrowings under the bridge loan accrue interest at an annual base rate of 8.0%. During the quarter ended September 30, 2019, the Company determined that the remaining contractual obligations under the bridge loan agreement to Priority were not collectible and recorded a $1.1 million provision for loan losses in the Company’s condensed consolidated statements of operations. Also included in prepaid expenses and other assets at September 30, 2019 were $22.7 million in escrow deposits for acquisitions completed on October 1, 2019. See Note 13, Subsequent Events for additional information.
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
Recent Accounting Pronouncements—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Subtopic 326) (“ASU 2016-13”) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected credit losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans receivable, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). In November 2018, the FASB released ASU No. 2018-19, Codification Improvements to Topic 326 Financial Instruments - Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company plans to adopt ASU 2016-13 on January 1, 2020. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Land	$198,028	$166,948
Buildings and improvements	1,385,223	1,201,209
Integral equipment, furniture and fixtures	92,588	87,623
Identified intangible assets	1,400	2,382
Real estate investments	1,677,239	1,458,162
Accumulated depreciation and amortization	(273,215)	(241,925)
Real estate investments, net	$1,404,024	$1,216,237

As of September 30, 2019, 93 of the Company’s 214 facilities were leased to subsidiaries of Ensign under eight master leases (the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of September 30, 2019, annualized rental revenues from the Ensign Master Leases were $61.0 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of September 30, 2019, 118 of the Company’s 214 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
The Company’s three remaining properties as of September 30, 2019 are the independent living facilities that the Company owns and operates.
On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. (“Pennant” and, such separation, the “Pennant Spin”). See Note 13, Subsequent Events for additional information regarding the Company’s facilities leased to subsidiaries of Ensign subsequent to the Pennant Spin.
As of September 30, 2019, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2019 (three months)	$42,132
2020	169,209
2021	170,221
2022	170,587
2023	170,807
2024	170,952
Thereafter	1,111,769
$2,005,677

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of December 31, 2018, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2019	$146,010
2020	146,560
2021	147,132
2022	147,719
2023	148,169
Thereafter	1,055,012
$1,790,602

The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019
Rental Income
Contractual rent due(1)	$43,109	$124,642
Straight-line rent	546	1,483
Adjustment for collectibility of rental income(2)	(12,078)	(12,078)
Total	$31,577	$114,047

(1)	Initial cash rent including operating expense reimbursements adjusted for rental escalators and increases due to landlord funded capital improvements.

(2)
In accordance with the new lease ASUs, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from five operators through maturity. As such, the Company reversed $7.8 million of contractual rent, $3.5 million of straight-line rent and $0.8 million of property taxes during the three months ended September 30, 2019. If lease payments are subsequently deemed probable of collection, the Company increases rental income for such recoveries.

Recent Real Estate Acquisitions

The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2019 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$246,099	$22,129	16	2,029
Multi-service campuses	45,176	4,088	3	542
Assisted living	12,596	1,031	1	96
Total	$303,871	$27,248	20	2,667

(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent excludes ground lease income.
(3) The number of beds/units includes operating beds at acquisition date.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Lease Amendments

              Trillium Lease Termination and New Master Lease. On July 15, 2019, the Company terminated its existing master lease (the “Original Trillium Lease”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”), which covered ten properties in Iowa, seven properties in Ohio and one property in Georgia.  On August 16, 2019, the Company entered into a new master lease (the “New Trillium Lease”) with Trillium’s Iowa and Georgia affiliates covering the ten properties in Iowa and the one property in Georgia. The Company recorded an adjustment to reduce rental income for accounts and other receivables by approximately $3.8 million in the three months ended September 30, 2019.

On September 1, 2019, four of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease were transferred to affiliates of Providence Group, Inc. (“Providence”). In connection with the transfer, the Company amended its triple-net master lease with Providence. The amended lease has a remaining initial term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.1 million.

Impairment of Real Estate Investments and Assets Held for Sale

On September 1, 2019, the Company sold three of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. During the three months ended September 30, 2019 and prior to the disposition, the Company recorded an impairment expense of approximately $7.8 million. In connection with the sale, the Company provided affiliates of CommuniCare Family of Companies (“CommuniCare”), the purchaser of the three Ohio properties, with a mortgage loan secured by the three Ohio properties for approximately $26.5 million. See Note 4, Other Real Estate Investments for additional information.

As of September 30, 2019, the Company met the criteria to classify six skilled nursing facilities operated by affiliates of Metron Integrated Health Systems (“Metron”) as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the properties. The assets held for sale of $34.6 million are primarily comprised of real estate assets.

The fair value of the assets impaired during the three months ended September 30, 2019 was based on contractual sales prices, which are considered to be Level 2 measurements within the fair value hierarchy.

4. OTHER REAL ESTATE INVESTMENTS

Preferred Equity Investments—In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, the Company held an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter 2017 and began lease-up during the first quarter of 2018. In June 2019, the Company purchased the skilled nursing facility for approximately $16.2 million, inclusive of transaction costs. The Company paid $12.9 million after receiving back its initial investment of $2.2 million and cumulative contractual preferred return through June 18, 2019, the acquisition date, of $1.1 million, of which $0.6 million was recognized as interest income during the nine months ended September 30, 2019.

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

The Company recognized no interest income from its preferred equity investments in the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019, the Company recognized $0.6 million in interest income from its preferred equity investments, including $0.4 million for unrecognized preferred return related to prior

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

periods. During the nine months ended September 30, 2018, the Company recognized $0.2 million in interest income from its preferred equity investments.

Performing Mortgage Loans Receivable—In October 2017, the Company provided an affiliate of Providence a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, which bears a fixed interest rate of 9%. The mortgage loan, which requires Providence to make monthly principal and interest payments, is set to mature on October 26, 2020 and has an option to be prepaid before the maturity date.

In February 2019, the Company provided affiliates of Covenant Care a mortgage loan secured by first mortgages on five skilled nursing facilities for approximately $11.4 million, at an annual interest rate of 9%. The loan required monthly interest payments, was set to mature on February 11, 2020, and included two, six-month extension options. In the three months ended September 30, 2019, Covenant Care exercised its option to prepay the loan in full, and prepayment was received by the Company.

In July 2019, the Company provided MCRC, LLC a real estate loan secured by a 176 bed skilled nursing facility in Manteca, California for $3.0 million, which bears a fixed interest rate of 8% and requires monthly interest payments. Concurrently, the Company entered into a purchase and sale agreement to purchase the Manteca facility from MCRC, LLC for approximately $16.4 million subject to normal diligence and other contingencies. The loan documents provide for a maturity date of the earlier to occur of the closing date of the acquisition, or five business days following the termination of the purchase and sale agreement.  MCRC, LLC breached its obligation to sell the Manteca facility to the Company on the terms outlined in the purchase and sale agreement and, as a result, the Company has commenced non-judicial foreclosure proceedings with respect to the Manteca facility.  The Company expects the Manteca facility to go to auction in early 2020 at which point the Company expects to either purchase the facility or be repaid the loan and accrued interest.

In September 2019, the Company provided affiliates of CommuniCare a $26.5 million loan secured by mortgages on the three skilled nursing facilities sold to CommuniCare, as discussed in Note 3, Real Estate Investments, which bears a fixed interest rate of 10%. The mortgage loan, which requires CommuniCare to make monthly interest payments, is set to mature on February 29, 2020 and has an option to be prepaid before the maturity date. Given the structure of the arrangement the Company has concluded that the acquiring entities whom are joint and severally liable for the loan constitute variable interest entities.  The loan includes standard lender protective rights and does not allow the Company to control the entities.

During the three and nine months ended September 30, 2019, the Company recognized $0.8 million and $1.8 million, respectively, of interest income related to the mortgage loans. During the three and nine months ended September 30, 2018, the Company recognized $0.3 million and $0.9 million, respectively, of interest income related to the mortgage loans.

5. FAIR VALUE MEASUREMENTS
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$2,327	$3,079	$3,540	$4,531	$5,746	$6,246
Mortgage loans receivable	41,773	41,728	41,773	12,375	12,299	12,375
Financial liabilities:
Senior unsecured notes payable	$300,000	$295,721	$309,750	$300,000	$295,153	$289,500

Cash and cash equivalents, accounts and other receivables, other loans receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
	Principal Amount	Deferred Loan Fees(1)	Carrying Value	Principal Amount	Deferred Loan Fees(1)	Carrying Value
Senior unsecured notes payable	$300,000	$(4,279)	$295,721	$300,000	$(4,847)	$295,153
Senior unsecured term loan	200,000	(1,339)	198,661	100,000	(388)	99,612
Unsecured revolving credit facility	65,000	—	65,000	95,000	—	95,000
	$565,000	$(5,618)	$559,382	$495,000	$(5,235)	$489,765

(1) Deferred loan fees are not shown net for the unsecured revolving credit facility and are included in deferred financing costs, net on the accompanying condensed consolidated balance sheets.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of September 30, 2019, the Company was in compliance with all applicable financial covenants under the indenture.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2019, the Operating Partnership had $200.0 million outstanding under the Term Loan and $65.0 million outstanding under the Revolving Facility.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of September 30, 2019, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

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
There was no New ATM Program activity for the three and nine months ended September 30, 2019. The following table summarizes the Prior ATM Program activity for 2019 (in thousands, except per share amounts):

For the Three Months Ended
March 31, 2019
Number of shares	2,459
Average sales price per share	$19.48
Gross proceeds*	$47,893
*Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the three months ended March 31, 2019 under the Prior ATM Program.

As of September 30, 2019, the Company had $300.0 million available for future issuances under the New ATM Program.

Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first nine months of 2019 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019
Dividends declared per share	$0.225	$0.225	$0.225
Dividends payment date	April 15, 2019	July 15, 2019	October 15, 2019
Dividends payable as of record date	$20,011	$21,508	$21,500
Dividends record date	March 29, 2019	June 28, 2019	September 30, 2019

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Restricted Stock Awards— In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. As of September 30, 2019, there were 1,760 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
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
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$981	$988	$3,122	$2,816

As of September 30, 2019, there was $5.2 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.3 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2019 and 2018, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(10,054)	$14,510	$25,697	$42,384
Less: Net income allocated to participating securities	(66)	(84)	(231)	(282)
Numerator for basic and diluted earnings available to common stockholders	$(10,120)	$14,426	$25,466	$42,102
Denominator:
Weighted-average basic common shares outstanding	95,103	81,490	92,409	77,811
Weighted-average diluted common shares outstanding	95,103	81,490	92,409	77,811

Earnings per common share, basic	$(0.11)	$0.18	$0.28	$0.54
Earnings per common share, diluted	$(0.11)	$0.18	$0.28	$0.54

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and nine months ended September 30, 2019 and 2018, when their inclusion would have been anti-dilutive.

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

11. CONCENTRATION OF RISK
Major operator concentrations – As of September 30, 2019, Ensign leased 93 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 9,975 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona as of September 30, 2019. During each of the three and nine months ended September 30, 2019, Ensign represented 50% and 40%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements. During each of the three and nine months ended September 30, 2018, Ensign represented 42% of the Company’s rental income, exclusive of operating expense reimbursements. On October 1, 2019, Ensign completed the Pennant Spin. See Note 13, Subsequent Events for additional information regarding the Company’s facilities leased to Ensign subsequent to the Pennant Spin.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2019
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$878,848	$525,176	$—	$1,404,024
Other real estate investments, net	—	41,728	3,080	—	44,808
Assets held for sale, net	—	34,590	—	—	34,590
Cash and cash equivalents	—	5,749	—	—	5,749
Accounts and other receivables, net	—	2,104	21	—	2,125
Prepaid expenses and other assets	—	30,198	4	—	30,202
Deferred financing costs, net	—	3,268	—	—	3,268
Investment in subsidiaries	949,133	524,410	—	(1,473,543)	—
Intercompany	—	3,108	—	(3,108)	—
Total assets	$949,133	$1,524,003	$528,281	$(1,476,651)	$1,524,766
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$295,721	$—	$—	$295,721
Senior unsecured term loan, net	—	198,661	—	—	198,661
Unsecured revolving credit facility	—	65,000	—	—	65,000
Accounts payable and accrued liabilities	—	15,488	763	—	16,251
Dividends payable	21,647	—	—	—	21,647
Intercompany	—	—	3,108	(3,108)	—
Total liabilities	21,647	574,870	3,871	(3,108)	597,280
Equity:
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,103,270 shares issued and outstanding as of September 30, 2019	951	—	—	—	951
Additional paid-in capital	1,162,047	795,857	321,761	(1,117,618)	1,162,047
Cumulative distributions in excess of earnings	(235,512)	153,276	202,649	(355,925)	(235,512)
Total equity	927,486	949,133	524,410	(1,473,543)	927,486
Total liabilities and equity	$949,133	$1,524,003	$528,281	$(1,476,651)	$1,524,766

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$11,702	$19,875	$—	$31,577
Independent living facilities	—	—	929	—	929
Interest and other income	—	808	—	—	808
Total revenues	—	12,510	20,804	—	33,314
Expenses:
Depreciation and amortization	—	7,756	5,664	—	13,420
Interest expense	—	7,064	—	—	7,064
Property taxes	—	972	53	—	1,025
Independent living facilities	—	—	806	—	806
Impairment of real estate investments	—	16,692	—	—	16,692
Provision for loan losses	—	1,076	—	—	1,076
General and administrative	1,095	2,407	—	—	3,502
Total expenses	1,095	35,967	6,523	—	43,585
Gain on sale of real estate	—	217	—	—	217
(Loss) income in Subsidiary	(8,959)	14,281	—	(5,322)	—
Net (loss) income	$(10,054)	$(8,959)	$14,281	$(5,322)	$(10,054)

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$59,709	$54,338	$—	$114,047
Independent living facilities	—	—	2,676	—	2,676
Interest and other income	—	1,828	622	—	2,450
Total revenues	—	61,537	57,636	—	119,173
Expenses:
Depreciation and amortization	—	22,989	15,770	—	38,759
Interest expense	—	21,209	—	—	21,209
Property taxes	—	2,200	107	—	2,307
Independent living facilities	—	—	2,232	—	2,232
Impairment of real estate investments	—	16,692	—	—	16,692
Provision for loan losses	—	1,076	—	—	1,076
General and administrative	3,236	8,110	72	—	11,418
Total expenses	3,236	72,276	18,181	—	93,693
Gain on sale of real estate	—	217	—	—	217
Income in Subsidiary	28,933	39,455	—	(68,388)	—
Net income	$25,697	$28,933	$39,455	$(68,388)	$25,697

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(114)	$39,195	$56,077	$—	$95,158
Cash flows from investing activities:
Acquisitions of real estate	—	(86,393)	(212,164)	—	(298,557)
Improvements to real estate	—	(767)	(463)	—	(1,230)
Purchases of equipment, furniture and fixtures	—	(2,922)	(4)	—	(2,926)
Investment in real estate mortgage and other loans receivable	—	(14,699)	—	—	(14,699)
Principal payments received on real estate mortgage and other loans receivable	—	11,959	—	—	11,959
Repayment of other real estate investment	—	—	2,204	—	2,204
Escrow deposits for acquisitions of real estate	—	(22,920)	—	—	(22,920)
Net proceeds from sales of real estate	—	218	—	—	218
Distribution from subsidiary	59,155	—	—	(59,155)	—
Intercompany financing	(193,325)	(154,350)	—	347,675	—
Net cash used in investing activities	(134,170)	(269,874)	(210,427)	288,520	(325,951)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	195,963	—	—	—	195,963
Proceeds from the issuance of senior unsecured term loan	—	200,000	—	—	200,000
Borrowings under unsecured revolving credit facility	—	235,000	—	—	235,000
Payments on unsecured revolving credit facility	—	(265,000)	—	—	(265,000)
Payments on senior unsecured term loan	—	(100,000)	—	—	(100,000)
Payments of deferred financing costs	—	(4,534)	—	—	(4,534)
Net-settle adjustment on restricted stock	(2,524)	—	—	—	(2,524)
Dividends paid on common stock	(59,155)	—	—	—	(59,155)
Distribution to Parent	—	(59,155)	—	59,155	—
Intercompany financing	—	193,325	154,350	(347,675)	—
Net cash provided by (used in) financing activities	134,284	199,636	154,350	(288,520)	199,750
Net decrease in cash and cash equivalents	—	(31,043)	—	—	(31,043)
Cash and cash equivalents, beginning of period	—	36,792	—	—	36,792
Cash and cash equivalents, end of period	$—	$5,749	$—	$—	$5,749

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities:	$(7)	$28,087	$44,310	$—	$72,390
Cash flows from investing activities:
Acquisitions of real estate	—	(75,621)	—	—	(75,621)
Improvements to real estate	—	(5,376)	(25)	—	(5,401)
Purchases of equipment, furniture and fixtures	—	(1,193)	(69)	—	(1,262)
Investment in real estate mortgage and other loans receivable	—	(2,598)	—	—	(2,598)
Principal payments received on real estate mortgage and other loans receivable	—	893	—	—	893
Escrow deposit for acquisition of real estate	—	(1,000)	—	—	(1,000)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from subsidiary	45,827	—	—	(45,827)	—
Intercompany financing	(129,251)	44,216	—	85,035	—
Net cash used in investing activities	(83,424)	(27,675)	(94)	39,208	(71,985)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	130,546	—	—	—	130,546
Borrowings under unsecured revolving credit facility	—	60,000	—	—	60,000
Payments on unsecured revolving credit facility	—	(135,000)	—	—	(135,000)
Net-settle adjustment on restricted stock	(1,288)	—	—	—	(1,288)
Dividends paid on common stock	(45,827)	—	—	—	(45,827)
Distribution to Parent	—	(45,827)	—	45,827	—
Intercompany financing	—	129,251	(44,216)	(85,035)	—
Net cash provided by (used in) financing activities	83,431	8,424	(44,216)	(39,208)	8,431
Net increase in cash and cash equivalents	—	8,836	—	—	8,836
Cash and cash equivalents, beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents, end of period	$—	$15,745	$—	$—	$15,745

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. SUBSEQUENT EVENTS

Recent Acquisitions
In October 2019, in two separate transactions, the Company acquired one skilled nursing facility and one multi-service campus with the Company’s existing tenant Kalesta Healthcare, LLC (“Kalesta”). The amended lease with Kalesta has a remaining term of approximately 14 years. The aggregate purchase price for the facilities was approximately $22.8 million, which includes estimated capitalized acquisition costs, and was funded using cash on hand and borrowings under the Company’s Revolving Facility. The contractual initial annual cash rents from the acquisitions are approximately $1.9 million subject to fixed escalators in the first twelve months.

Lease Amendments
Pennant Spin. On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of Pennant. As a result of the Pennant Spin, as of October 1, 2019, the Company amended the Ensign Master Leases to lease 84 facilities to subsidiaries of Ensign, which have a total of 8,531 operational beds, and entered into a new triple-net master lease with the subsidiaries of Pennant (the “Pennant Master Lease”) to lease 11 facilities, which have a total of 1,444 operational beds. The contractual initial annual cash rent under the Pennant Master Lease is approximately $7.8 million. The Pennant Master Lease carries an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign Master Leases was reduced by approximately $7.8 million. Ensign continues to guarantee each of the facilities leased to Ensign and Pennant. If Pennant achieves and maintains a specified portfolio coverage ratio, Ensign’s obligations under the guaranty with respect to the Pennant facilities would be released. As of October 1, 2019, Ensign and Pennant represented 33.2% and 4.9%, respectively, of the Company’s contractual rental income, exclusive of operating expense reimbursements.

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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of September 30, 2019, we owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 211 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,583 operational beds and units located in 28 states with the highest concentration of properties located in California, Texas, Louisiana, Arizona and Idaho. As of September 30, 2019, the 93 facilities leased to Ensign had a total of 9,975 operational beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 118 remaining leased properties had a total of 11,608 operational beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Virginia, Washington, West Virginia and Wisconsin. We also own and operate three independent living facilities (“ILFs”), which had a total of 264 units located in Texas and Utah. As of September 30, 2019, we also had other real estate investments consisting of one preferred equity investment totaling $3.1 million and three mortgage loans receivable of $41.7 million.

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

Recent Transactions

Trillium Lease Termination and New Master Lease

On July 15, 2019, we terminated our existing master lease (the “Original Trillium Lease”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”), which covered ten properties in Iowa, seven properties in Ohio and one property in Georgia.  On August 16, 2019, we entered into a new master lease (the “New Trillium Lease”) with Trillium’s Iowa and Georgia affiliates covering the ten properties in Iowa and the one property in Georgia. We recorded an adjustment to reduce rental income for accounts and other receivables by approximately $3.8 million in the three months ended September 30, 2019.

On September 1, 2019, four of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease were transferred to affiliates of Providence Group, Inc. (“Providence”). In connection with the transfer, we amended our triple-net master lease with Providence. The amended lease has a remaining initial term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.1 million.

Impairment of Real Estate Investment and Assets Held for Sale

On September 1, 2019, we sold three of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. During the three months ended September 30, 2019 and prior to the disposition, we recorded an impairment expense of approximately $7.8 million. In connection with the sale, we provided affiliates of CommuniCare Family of Companies (“CommuniCare”), the purchaser of the three Ohio properties, with a mortgage loan secured by the three Ohio properties for approximately $26.5 million. See Note 4, Other Real Estate Investments for additional information.

As of September 30, 2019, we met the criteria to classify six skilled nursing facilities operated by affiliates of Metron Integrated Health Systems (“Metron”) as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the properties. The assets held for sale of $34.6 million are primarily comprised of real estate assets.

Pennant Spin

On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. (“Pennant” and, such separation, the “Pennant Spin”). As a result of the Pennant Spin, as of October 1, 2019, we amended the master lease entered into with subsidiaries of Ensign (the “Ensign Master Leases”) to lease 84 facilities to subsidiaries of Ensign, which have a total of 8,531 operational beds, and entered into a new triple-net master lease with the subsidiaries of Pennant (the “Pennant Master Lease”) to lease 11 facilities, which have a total of 1,444 operational beds. The contractual initial annual cash rent under the Pennant Master Lease is approximately $7.8 million.

The Pennant Master Lease carries an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign Master Leases was reduced by approximately $7.8 million. Ensign continues to guarantee each of the facilities leased to Ensign and Pennant. If Pennant achieves and maintains a specified portfolio coverage ratio, Ensign’s obligations under the guaranty with respect to the Pennant facilities would be released. As of October 1, 2019, Ensign and Pennant represented 33.2% and 4.9%, respectively, of our contractual rental income, exclusive of operating expense reimbursements.

Recent Investments

From January 1, 2019 through November 7, 2019, we acquired seventeen skilled nursing facilities, four multi-service campuses and one assisted living facility for approximately $326.7 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $29.1 million and an initial blended yield of approximately 8.9%. See Note 3, Real Estate Investments, Net and Note 13, Subsequent Events in the Notes to condensed consolidated financial statements for additional information.

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

Results of Operations

Operating Results
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2019	2018
	(dollars in thousands)
Revenues:
Rental income	$31,577	$35,332	$(3,755)	(11)%
Tenant reimbursements	—	2,990	(2,990)	(100)%
Independent living facilities	929	871	58	7%
Interest and other income	808	317	491	155%
Expenses:
Depreciation and amortization	13,420	11,351	2,069	18%
Interest expense	7,064	6,805	259	4%
Property taxes	1,025	2,990	(1,965)	(66)%
Independent living facilities	806	766	40	5%
Impairment of real estate investments	16,692	—	16,692	100%
Provision for loan losses	1,076	—	1,076	100%
General and administrative	3,502	3,088	414	13%

Rental income. Rental income was $31.6 million for the three months ended September 30, 2019 compared to $35.3 million for the three months ended September 30, 2018. The $3.8 million or 11% decrease in rental income is primarily due to a $12.1 million adjustment for collectibility of rental income, a $0.5 million decrease in rental income due to the sale of three skilled nursing facilities in September 2019 and a $0.2 million decrease in straight-line rent, partially offset by $7.3 million in rental income from real estate investments made after July 1, 2018, $0.9 million from increases in rental rates for our existing tenants, and $0.8 million of tenant reimbursement revenue recognized and classified as rental income due to the adoption of the new lease ASUs (discussed below).
Tenant reimbursements and property taxes. Tenant reimbursements decreased $3.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Property taxes decreased $2.0 million or

66% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (the “new lease ASUs”). Tenant reimbursements related to property taxes and insurance are neither lease nor non-lease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ statements of operations. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in its statements of operations. Prior to the adoption of the new lease ASUs, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. During the three months ended September 30, 2019, we recognized real estate taxes of $0.8 million, which were paid by us directly to third parties and classified as rental income on our condensed consolidated statements of operations.
Independent living facilities. Revenues and expenses from our three ILFs that we own and operate were flat for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Interest and other income. Interest and other income increased $0.5 million for the three months ended September 30, 2019 to $0.8 million compared to $0.3 million for the three months ended September 30, 2018. The increase was primarily due to $0.5 million of interest income related to our mortgage loan receivables that we provided to Covenant Care in February 2019 and to CommuniCare in September 2019.
Depreciation and amortization. Depreciation and amortization expense increased $2.1 million or 18% for the three months ended September 30, 2019 to $13.4 million compared to $11.4 million for the three months ended September 30, 2018, primarily due to new real estate investments made after July 1, 2018.
Interest expense. Interest expense increased $0.3 million or 4% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a higher weighted average debt balance, partially offset by lower weighted average interest rates for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Impairment of real estate. On September 1, 2019, we sold three of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. Prior to the disposition, we recorded an impairment of approximately $7.8 million during the three months ended September 30, 2019. Additionally, during the three months ended September 30, 2019, we met the criteria to classify six skilled nursing facilities operated by Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the facilities. The assets held for sale of $34.6 million are primarily comprised of real estate assets.
Provision for loan losses. During the three months ended September 30, 2019, we determined the remaining contractual obligations under the bridge loan agreement to Priority Life Care, LLC (“Priority”) were not collectible and recorded a $1.1 million provision for loan losses.
General and administrative expense. General and administrative expense increased $0.4 million or 13% for the three months ended September 30, 2019 to $3.5 million compared to $3.1 million for the three months ended September 30, 2018. The increase is primarily related to higher cash wages of $0.2 million and $0.2 million of other corporate expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2019	2018
	(dollars in thousands)
Revenues:
Rental income	$114,047	$103,856	$10,191	10%
Tenant reimbursements	—	8,974	(8,974)	(100)%
Independent living facilities	2,676	2,515	161	6%
Interest and other income	2,450	1,235	1,215	98%
Expenses:
Depreciation and amortization	38,759	34,227	4,532	13%
Interest expense	21,209	21,182	27	—%
Property taxes	2,307	8,974	(6,667)	(74)%
Independent living facilities	2,232	2,226	6	—%
Impairment of real estate investments	16,692	—	16,692	100%
Provision for loan losses	1,076	—	1,076	100%
General and administrative	11,418	9,638	1,780	18%

Rental income. Rental income was $114.0 million for the nine months ended September 30, 2019 compared to $103.9 million for the nine months ended September 30, 2018. The $10.2 million or 10% increase in rental income is primarily due to $17.6 million from real estate investments made after January 1, 2018, $3.0 million from increases in rental rates for our existing tenants, $2.1 million of tenant reimbursement revenue recognized and classified as rental income due to the adoption of the new lease ASUs and a $0.4 million increase in cash rents, partially offset by a $12.1 million adjustment for collectibility of rental income, a $0.6 million decrease in rental income due to the sale of three assisted living facilities in March 2018 and three skilled nursing facilities in September 2019 and $0.2 million decrease in straight-line rent.
Tenant reimbursements and property taxes. Tenant reimbursements decreased $9.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Property taxes decreased $6.7 million or 74% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. On January 1, 2019, we adopted the new lease ASUs. Tenant reimbursements related to property taxes and insurance are neither lease nor non-lease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ statements of operations. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in its statements of operations. Prior to the adoption of the new lease ASUs, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. During the nine months ended September 30, 2019, we recognized real estate taxes of $2.1 million, which were paid by us directly to third parties and classified as rental income on our condensed consolidated statements of operations.
Independent living facilities. Revenues from our three ILFs that we own and operate were $2.7 million for the nine months ended September 30, 2019 compared to $2.5 million for the nine months ended September 30, 2018. The $0.2 million or 6% increase was primarily due to a slight increase in occupancy at these facilities. Expenses for our three ILFs were flat for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Interest and other income. Interest and other income increased $1.2 million for the nine months ended September 30, 2019 to $2.5 million compared to $1.2 million for the nine months ended September 30, 2018. The increase was primarily due to $0.6 million of interest income, including $0.4 million for unrecognized preferred return related to prior periods, due to the repayment of a preferred equity investment in June 2019 and $0.8 million of interest income related to our mortgage loan receivables that we provided to Covenant Care in February 2019 and to CommuniCare in September 2019, partially offset by a $0.2 million decrease of interest income related to our remaining preferred equity investment.
Depreciation and amortization. Depreciation and amortization expense increased $4.5 million or 13% for the nine months ended September 30, 2019 to $38.8 million compared to $34.2 million for the nine months ended September 30, 2018, primarily due to new real estate investments made after January 1, 2018.

Interest expense. Interest expense remained consistent at $21.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a lower weighted average debt balance and lower weighted average interest rates for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Impairment of real estate. On September 1, 2019, we sold three of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. Prior to the disposition, we recorded an impairment of approximately $7.8 million during the nine months ended September 30, 2019. Additionally, during the nine months ended September 30, 2019, we met the criteria to classify six skilled nursing facilities operated by Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the facilities. The assets held for sale of $34.6 million are primarily comprised of real estate assets.
Provision for loan losses. During the nine months ended September 30, 2019, we determined the remaining contractual obligations under the bridge loan agreement to Priority were not collectible and recorded a $1.1 million provision for loan losses.
General and administrative expense. General and administrative expense increased $1.8 million or 18% for the nine months ended September 30, 2019 to $11.4 million compared to $9.6 million for the nine months ended September 30, 2018. The increase is primarily related to higher cash wages of $0.6 million, increased amortization of stock-based compensation of $0.3 million, increased professional services of $0.2 million and $0.7 million of other corporate expenses.

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
As of September 30, 2019, we had cash and cash equivalents of $5.7 million.
On March 4, 2019, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $300.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of May 17, 2017, was terminated (the “Prior ATM Program”). During the nine months ended September 30, 2019, we sold 2.5 million shares of common stock under our Prior ATM Program for gross proceeds of $47.9 million. As of September 30, 2019, we had $300.0 million available for future issuances under the New ATM Program. No shares of common stock were sold under the New ATM Program during the nine months ended September 30, 2019.
As of September 30, 2019, we also had $65.0 million outstanding under the Revolving Facility (as defined below). We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$95,158	$72,390
Net cash used in investing activities	(325,951)	(71,985)
Net cash provided by financing activities	199,750	8,431
Net (decrease) increase in cash and cash equivalents	(31,043)	8,836
Cash and cash equivalents, beginning of period	36,792	6,909
Cash and cash equivalents, end of period	$5,749	$15,745
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net cash provided by operating activities for the nine months ended September 30, 2019 was $95.2 million compared to $72.4 million for the nine months ended September 30, 2018, an increase of $22.8 million. The increase was primarily due to an increase of rental income due to acquisitions, increases in rental rates for existing tenants subsequent to September 30, 2018, and timing of payments to our vendors in settling accounts payable, and a decrease in interest paid on outstanding indebtedness, partially offset by a decrease in collectibility of base cash rental income.
Cash used in investing activities for the nine months ended September 30, 2019 was primarily comprised of $336.2 million in acquisitions of real estate and investments in real estate mortgage loans and $4.2 million of improvement in real estate and purchases of furniture, fixtures and equipment partially offset by $14.2 million of payments received from our preferred equity investment and mortgage and other loans receivable and $0.2 million in net proceeds from real estate sales. Cash used in investing activities for the nine months ended September 30, 2018 was primarily comprised of $79.2 million related to acquisitions of real estate and investments in other loans receivable and $6.7 million of improvement in real estate and purchases of furniture, fixtures and equipment, partially offset by $13.0 million of net proceeds from real estate sales and $0.9 million of payments received from our mortgage and other loans receivable.
Our cash flows provided by financing activities for the nine months ended September 30, 2019 was primarily comprised of $70.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility and $196.0 million in net proceeds from common stock sales under our Prior ATM Program and April 2019 equity offering, partially offset by $59.2 million in dividends paid, $4.5 million in payments of deferred financing costs and $2.5 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the nine months ended September 30, 2018 was primarily comprised of $130.5 million in net proceeds from common stock sales under our Prior ATM Program, partially offset by $45.8 million in dividends paid, $75.0 million in net pay downs under our Prior Credit Facility and $1.3 million net settlement adjustment on restricted stock.

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
As of September 30, 2019, we were in compliance with all applicable financial covenants under the indenture.
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

The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2019, we had $200.0 million outstanding under the Term Loan and $65.0 million outstanding under the Revolving Facility.
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
As of September 30, 2019, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$394,500	$15,750	$31,500	$31,500	$315,750
Senior unsecured term loan (2)	245,699	7,200	14,361	14,381	209,757
Unsecured revolving credit facility (3)	75,145	2,992	5,968	66,185	—
Operating leases	3,469	106	104	104	3,155
Total	$718,813	$26,048	$51,933	$112,170	$528,662

(1)	Amounts include interest payments of $94.5 million.

(2)	Amounts include interest payments of $45.7 million.

(3)	Amounts include payments related to the credit facility fee.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of September 30, 2019, we had a $200.0 million Term Loan outstanding and there was $65.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of September 30, 2019 described above and the interest rates applicable to our outstanding debt at September 30, 2019, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.0 million for the nine months ended September 30, 2019.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated July 23, 2019, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC, and other guarantors named therein, the Lenders (as defined therein) from time to time party thereto and KeyBank National Association, as administrative agent, an issuing lender and swingline lender. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019 is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
November 7, 2019	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

November 7, 2019	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)