Form 10-K
period 2019-12-31
CareTrust REIT, Inc.
filed 2020-02-20
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-36181
CareTrust REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-3999490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
905 Calle Amanecer, Suite 300, San Clemente, CA 92673
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code (949) 542-3130
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTRE	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.2 billion.
As of February 19, 2020, there were 95,468,760 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2019, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (iii) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (iv) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (v) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vi) access to debt and equity capital markets; (vii) fluctuating interest rates; (viii) the ability to retain our key management personnel; (ix) the ability to maintain our status as a real estate investment trust (“REIT”); (x) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xi) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
TENANT INFORMATION
This Annual Report on Form 10-K includes information regarding certain of our tenants that lease properties from us, some of which are not subject to SEC reporting requirements. The Ensign Group, Inc. (“Ensign”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. You are encouraged to review Ensign’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.
The information related to our tenants contained or referred to in this Annual Report on Form 10-K was provided to us by such tenants or derived from SEC filings or other publicly available information. We have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only.

PART I
All references in this report to “CareTrust REIT,” the “Company,” “we,” “us” or “our” mean CareTrust REIT, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “CareTrust REIT, Inc.” mean the parent company without its subsidiaries.

ITEM 1.	Business
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. CareTrust REIT was formed on October 29, 2013 as a wholly owned subsidiary of Ensign with the intent to hold substantially all of Ensign’s real estate business, and became a separate and independent publicly-traded company on June 1, 2014 following the pro rata distribution of the outstanding shares of CareTrust REIT common stock to Ensign’s stockholders (the “Spin-Off”). As of December 31, 2019, CareTrust REIT’s real estate portfolio consisted of 216 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”). Of these properties, 85 are leased to Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) that have cross default provisions and are all guaranteed by Ensign. In addition, Ensign provides a guaranty on 11 properties that are leased to The Pennant Group, Inc. (“Pennant”) on a triple net basis under one long-term lease (the “Pennant Master Lease”). As of December 31, 2019, the 85 facilities leased to Ensign had a total of 8,908 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, the 11 facilities leased to Pennant had a total of 1,151 beds and units and are located in Arizona, California, Nevada, Texas and Washington and the 120 remaining leased facilities had a total of 11,904 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Virginia, Washington, West Virginia and Wisconsin. We also own and operate one ILF which had a total of 168 units and is located in Texas. As of December 31, 2019, we also had other real estate investments consisting of one preferred equity investment totaling $3.8 million and two mortgage loans receivable with a carrying value of $29.5 million.
From January 1, 2019 through February 20, 2020, we acquired eighteen skilled nursing facilities, four multi-service campuses and two assisted living facilities for approximately $352.8 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $31.4 million and an initial blended yield of approximately 8.9%.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign). We also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties. We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign and other skilled nursing operators, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes.
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

Our Industry
The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. We believe this evolution has led to a number of favorable improvements in the industry, as described below:

•
Shift of Patient Care to Lower Cost Alternatives.  The growth of the senior population in the United States continues to increase healthcare costs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher-acuity patients than in the past. The same trend is impacting ALFs, which are now generally serving some patients who previously would have received services at SNFs.

•
Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•
Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities as of December 2016, as compared with over 16,700 facilities as of December 2000. As of January 29, 2020, the Centers for Medicare & Medicaid Services’ Medicare.gov website reported a total of 15,454 SNFs in the United States. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and assisted living providers due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.

•
Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. The 2017 U.S. Census reported that there were over 49.2 million people in the United States in 2016 over the age of 65. The 2017 U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2016 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $166 billion in 2017 to approximately $270 billion in 2027, representing a compounded annual growth rate of 5.0%. We believe that these trends will support an increasing demand for skilled nursing services, which in turn will likely support an increasing demand for the services provided within our properties.

Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types:

•
Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2019, our portfolio included 176 SNFs, 18 of which are located on campuses that also have assisted or independent living operations, which we refer to as multi-service campuses.

•
Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. The level of personal assistance that may be provided at ALFs is based in part on state regulations. Since states often apply differing license classifications, and standards, regulatory requirements may differ significantly between states. As of December 31, 2019, our portfolio included 38 ALFs, some of which also contain independent living and memory care units.

•
Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities and are not licensed to provide healthcare services to residents. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. As of December 31, 2019, our portfolio of three ILFs included two that are operated by Ensign and one that is operated by us.

Our portfolio of SNFs, ALFs and ILFs is broadly diversified by geographic location throughout the United States, with concentrations in Texas, California, and Louisiana.
Significant Master Leases
We have leased a significant number of our properties to subsidiaries of Ensign pursuant to the Ensign Master Leases, which consist of eight triple-net leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography. The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At Ensign’s option, each Ensign Master Lease may be extended for up to three five year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the applicable Ensign Master Lease. The rent is a fixed component that was initially set near the time of the Spin-Off. As of December 31, 2019, the annualized revenues from the Ensign Master Leases were $53.4 million. The Ensign Master Leases are guaranteed by Ensign.
On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of Pennant common stock (the “Pennant Spin”). As a result of the Pennant Spin, on October 1, 2019, the Company amended the Ensign Master Leases to lease 85 facilities to subsidiaries of Ensign, which have a total of 8,908 operational beds, and entered into the Pennant Master Lease to lease 11 facilities, which have a total of 1,151 operational beds. The contractual initial annual cash rent under the Pennant Master Lease is approximately $7.8 million. The Pennant Master Lease carries an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign Master Leases was reduced by approximately $7.8 million. Ensign has guaranteed the Pennant Master Lease. If Pennant achieves a specified portfolio coverage ratio and continuously maintains it for a specified period, Ensign’s obligations under the guaranty with respect to the Pennant facilities would be released. As of December 31, 2019 Ensign and Pennant represented 32% and 5%, respectively, of the Company’s contractual rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis.
As of December 31, 2019, 15 of our properties were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”), and have a total of 2,145 operational beds. The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2019, PMG represented 16% of the Company’s contractual rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis.
The Ensign Master Leases account for a substantial portion of our revenues, and Ensign’s financial condition and ability and willingness to (i) satisfy its obligations under the Ensign Master Leases, (ii) renew the Ensign Master Leases upon expiration of the initial base terms thereof, and (iii) satisfy its guaranty obligations under the Pennant Master Lease, significantly impacts our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that Ensign has sufficient assets, income and access to financing to enable it to satisfy its obligations under the Ensign Master Leases or its guaranty of the Pennant Master Lease, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that Ensign will elect to renew the Ensign Master Leases with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on Ensign and other healthcare operators to make payments to us under leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”

We monitor the creditworthiness of our tenants by evaluating the ability of the tenants to meet their lease obligations to us based on the tenants’ financial performance, including the evaluation of any guarantees of tenant lease obligations. The primary basis for our evaluation of the credit quality of our tenants (and more specifically the tenants’ ability to pay their rent obligations to us) is the tenants’ lease coverage ratios. These coverage ratios compare (i) earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage, and (ii) earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”), to rent coverage. We utilize a standardized 5% management fee when we calculate lease coverage ratios. We obtain various financial and operational information from our tenants each month. We regularly review this information to calculate the above-described coverage metrics, to identify operational trends, to assess the operational and financial impact of the changes in the broader industry environment (including the potential impact of government reimbursement and regulatory changes), and to evaluate the management and performance of the tenant’s operations. These metrics help us identify potential areas of concern relative to our tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet their ongoing obligations, including their obligations to continue paying contractual rents due to us and satisfying other financial obligations to third parties, as prescribed by our triple-net leases.
In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also periodically monitor the overall financial and operating strength of our operators. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement operators may include operators with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select operators with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the operator relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Properties by Type:
The following table displays the geographic distribution of our facilities by property type and the related number of beds and units available for occupancy by asset class, as of December 31, 2019. The number of beds or units that are operational may be less than the official licensed capacity.

	Total(1)		SNFs		Multi-Service Campuses		ALFs and ILFs(1)
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
TX	38	4,725	32	3,960	2	355	4	410
CA	34	4,015	25	2,847	4	759	5	409
ID	16	1,358	15	1,289	1	69	—	—
IA	15	986	13	815	2	171	—	—
OH	13	1,270	9	720	4	550	—	—
WA	12	1,080	11	980	—	—	1	100
UT	12	1,306	10	1,179	—	—	2	127
AZ	11	1,328	8	962	—	—	3	366
MI	10	669	6	480	—	—	4	189
IL	8	772	7	644	1	128	—	—
LA	8	1,164	7	949	1	215	—	—
CO	7	785	5	522	—	—	2	263
NE	5	366	3	220	2	146	—	—
VA	5	279	—	—	—	—	5	279
FL	4	404	—	—	—	—	4	404
NV	3	304	1	92	—	—	2	212
WI	3	206	—	—	—	—	3	206
NC	2	100	—	—	—	—	2	100
MN	2	62	—	—	—	—	2	62
MT	1	100	1	100	—	—	—	—
IN	1	162	—	—	—	—	1	162
NM	1	136	1	136	—	—	—	—
MD	1	120	—	—	—	—	1	120
GA	1	105	1	105	—	—	—	—
OR	1	53	1	53	—	—	—	—
SD	1	99	1	99	—	—	—	—
ND	1	110	1	110	—	—	—	—
WV	1	67	—	—	1	67	—	—
Total	217	22,131	158	16,262	18	2,460	41	3,409

(1) ALFs and ILFs include ALFs or ILFs, or a combination of the two, operated by our tenants and one ILF operated by us.

Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2019 and 2018. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

	Year Ended December 31,
Property Type	2019	2018
Facilities Leased to Tenants: (1)
SNFs	78%	77%
Multi-Service Campuses	76%	77%
ALFs and ILFs	83%	84%
Facilities Operated by CareTrust REIT:(2)
ILFs	89%	83%

(1)	Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.

(2)
As of December 31, 2019, we owned and operated one ILF. Occupancy data for the year ended December 31, 2019 includes the one ILF owned and operated. Occupancy data for the year ended December 31, 2018 includes the three ILFs owned and operated.

Property Type - Rental Income:
The following tables display the annual rental income and total beds/units for each property type leased to third-party tenants for the years ended December 31, 2019 and 2018.

	For the Year Ended December 31, 2019
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$115,362	74%	16,262
Multi-Service Campuses	18,109	12%	2,460
ALFs and ILFs	22,196	14%	3,241
Total(1)	$155,667	100%	21,963

(1)
Due to the adoption of the new lease accounting standards updates (the “new lease ASUs”) on January 1, 2019, the assessment of collectibility of our tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Tenant receivables written off for leases determined to be not probable of collection are recorded as decreases through rental income on our consolidated income statements. Additionally, tenant recoveries for real estate taxes are recognized to the extent that we pay the third party directly and classified as rental income on our consolidated income statements. See Note 2, Summary of Significant Accounting Policies for further details.

	For the Year Ended December 31, 2018
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$102,555	73%	13,698
Multi-Service Campuses	15,543	11%	2,521
ALFs and ILFs	21,975	16%	2,867
Total	$140,073	100%	19,086

Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2019 and 2018 (in thousands, except percentages).

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
State	Rental Income(1)	Percent of Total	Rental Income	Percent of Total
CA	$35,297	23%	$26,897	19%
TX	32,364	21%	26,567	19%
LA	15,880	10%	—	—%
AZ	12,461	8%	9,125	7%
ID	11,717	8%	10,770	8%
UT	6,740	4%	6,125	4%
MI	6,007	4%	6,004	4%
CO	5,485	4%	4,192	3%
WA	5,145	3%	6,353	5%
IL	4,725	3%	3,792	3%
VA	3,171	2%	3,137	2%
IA	2,815	2%	5,805	4%
WI	2,535	2%	2,850	2%
NV	2,091	1%	1,038	1%
NC	1,097	1%	1,069	1%
NM	987	1%	1,046	1%
OH	964	1%	17,300	12%
NE	956	1%	1,396	1%
SD	886	1%	395	—%
IN	760	—%	937	1%
MN	577	—%	1,275	1%
MT	550	—%	495	—%
FL	550	—%	1,527	1%
GA	485	—%	880	1%
ND	433	—%	80	—%
WV	384	—%	115	—%
OR	376	—%	368	—%
MD	229	—%	535	—%
Total	$155,667	100%	$140,073	100%

(1)
Due to the adoption of the new lease ASUs on January 1, 2019, the assessment of collectibility of our tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Tenant receivables written off for leases determined to be not probable of collection are recorded as decreases through rental income on our consolidated income statements. Additionally, tenant recoveries for real estate taxes are recognized to the extent that we pay the third party directly and classified as rental income on our consolidated income statements. See Note 2, Summary of Significant Accounting Policies for further details.

ILFs Operated by CareTrust REIT:

As of December 31, 2019, we owned and operated one ILF, Lakeland Hills Independent Living, located in Dallas, Texas, with 168 units. We also previously owned and operated two additional ILFs-The Cottages at Golden Acres, located in Dallas, Texas, with 39 units, and The Apartments at St. Joseph Villa, located in Salt Lake City, Utah, with 57 units. During the quarter ended December 31, 2019, we leased one ILF to Ensign concurrently with the Pennant Spin and sold one ILF to a third party, leaving us with one owned and operated ILF.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs, although we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are located in 28 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.
Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 28 different states, with concentrations in Texas, California and Louisiana. The properties in any one state do not account for more than 21% of our total beds and units as of December 31, 2019. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Long-Term, Triple-Net Lease Structure. All of our properties (except for the one ILF that we own and operate) are leased to our tenants under long-term, triple-net leases, pursuant to which the operators are responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 38% of our 2019 rental income, exclusive of operating expense reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Ability to Identify Talented Operators. We have purchased 130 properties since the Spin-Off through December 31, 2019 and have increased total rental revenue from $41.2 million for the year ended December 31, 2013, the last full fiscal year prior to the Spin-Off, to $155.7 million for the year ended December 31, 2019, which has resulted in a reduction in Ensign’s share of our rental revenues from 100% for the year ended December 31, 2013 to approximately 38% for the year ended December 31, 2019, in each case exclusive of operating expense reimbursements and for the year ended December 31, 2019, excluding the properties leased to Pennant pursuant to the Pennant Master Lease that is guaranteed by Ensign. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investment in new and/or improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.
Experienced Management Team. Gregory K. Stapley, our President and Chief Executive Officer, has extensive experience in the real estate and healthcare industries. Mr. Stapley has more than 30 years of experience in the acquisition, development and disposition of real estate including healthcare facilities and office, retail and industrial properties, including nearly 15 years at Ensign where he was instrumental in assembling the portfolio that we now lease back to Ensign. Our Chief Financial Officer, William M. Wagner, has more than 25 years of accounting and finance experience, primarily in real estate, including more than 15 years of experience working extensively for REITs. Most notably, he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company prior to joining us as our Chief Financial Officer. David M. Sedgwick, our Chief Operating Officer, is a licensed nursing home administrator with more than 14 years of experience in skilled nursing operations, including turnaround operations, and trained over 100 Ensign nursing home administrators while he was Ensign’s Chief Human Capital Officer. Mark Lamb, our Chief Investment Officer, is a licensed nursing home administrator with more than six years serving as administrator of healthcare facilities for Plum Healthcare and North American Healthcare, Inc. and more than eight years serving in acquisition and portfolio management capacities for various entities. Our executives have years of public company experience, including experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

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
The key components of our business strategies include:
Diversify Asset Portfolio. We diversify through the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities and strategically investing in new developments with options to acquire the developments at stabilization. We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of SNFs, ALFs and ILFs, and we may determine in the future to expand our acquisitions to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors.

Maintain Balance Sheet Strength and Liquidity. We maintain a capital structure that provides the resources and flexibility to support the growth of our business. We intend to maintain a mix of credit facility debt, unsecured debt and possibly secured mortgage debt, which, together with our anticipated ability to complete future equity financings, including issuances of our common stock via registered public offerings or under an at-the-market equity program, we expect will fund the growth of our property portfolio.
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

Employees
We employ approximately 52 employees (including our executive officers), none of whom is subject to a collective bargaining agreement.

Government Regulation, Licensing and Enforcement
Overview
As operators of healthcare facilities, tenants of our healthcare properties are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants to civil, criminal and administrative sanctions. Affected tenants may find it increasingly difficult and costly to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors - Risks Related to Our Business.”
The following is a discussion of certain laws and regulations generally applicable to operators of our healthcare facilities and, in certain cases, to us.
Fraud and Abuse Enforcement
There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include, but are not limited to, (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (including the federal law commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Ensign and our other tenants are (and many of our future tenants are expected to be) subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

•
State and Federal “Fraud and Abuse” Laws and Regulations. The Medicare and Medicaid anti-fraud and abuse amendments to the Social Security Act (the “Anti-Kickback Law”) make it a felony, subject to certain exceptions, to engage in illegal remuneration arrangements with vendors, physicians and other health care providers for the referral of Medicare beneficiaries or Medicaid recipients. When a violation occurs, the government may proceed criminally or civilly. If the government proceeds criminally, a violation is a felony and may result in imprisonment for up to five years, fines of up to $25,000 and mandatory exclusion from participation in all federal health care programs. If the government proceeds civilly, it may impose a civil monetary penalty of $50,000 per violation and an assessment of not more than three times the total amount of remuneration involved, and it may exclude the parties from participation in all federal health care programs. Violations of the Anti-Kickback Statute also serve as a basis for federal False Claims Act cases. Many states have enacted laws similar to, and in some cases broader than, the Anti-Kickback Law.

The scope of prohibited payments in the Anti-Kickback Law is broad. The U. S. Department of Health and Human Services has promulgated regulations which describe certain “safe harbor” arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. An arrangement that fits squarely into a safe harbor is immune from prosecution under the Anti-Kickback Statute. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many SNFs, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful and unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers entering into these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law and may be subject to significant liability should an arrangement that does not fully satisfy a safe harbor be determined to be illegal.

•
Restrictions on Referrals. The federal physician self-referral law and its implementing regulations (commonly referred to as the “Stark Law”) prohibits providers of “designated health services” from billing Medicare or Medicaid if the patient is referred by a physician (or his/her immediate family member) with a financial relationship with the entity, unless an exception applies. “Designated health services” include clinical laboratory services; physical therapy services; occupational therapy services; outpatient speech-language pathology; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and services; parenteral and enteral nutrients, equipment and services; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law also prohibits the furnishing entity from submitting a claim for reimbursement or otherwise billing Medicare or any other person or entity for improperly referred designated health services. Many designated health services are commonly provided in SNFs and ALFs.

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
CMS established a new voluntary self-disclosure program in 2017 under which health care facilities and other entities may report Stark violations and seek a reduction in potential refund obligations. However, the program is relatively new and therefore it is difficult to determine at this time whether it will provide significant monetary relief to health care facilities that discover inadvertent Stark Law violations. Many states have adopted laws similar to the Stark Law. The scope of those laws vary.

Reimbursement
Sources of revenue for our tenants include (and for our future tenants is expected to include), among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and health maintenance organizations. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by Ensign and our other tenants. Federal and state authorities are likely to continue to implement new and modified reimbursement methodologies, including value-based methodologies, that could have a negative impact on our tenants. Such changes to reimbursement methodologies could have a material impact on our tenants and we cannot provide assurances that the current revenue levels will be maintained under any future reimbursement arrangements. In addition, the impact of other health care reform efforts, such as “Medicare for all”, are impossible to predict. See “Risk Factors - Risks Related to Our Business - The impact of healthcare reform legislation on us and our tenants cannot accurately be predicted.”

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
As a result of the OIG report, CMS enforcement activity against SNF operators may increase, especially with regard to the reporting of potential abuse or neglect of SNF residents. If any of our tenants or their employees are found to have violated any applicable reporting requirements, they may become subject to penalties or other sanctions up to and including loss of licensure.
Healthcare Licensure and Certificate of Need

Our healthcare facilities are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to operate SNFs, ALFs, and ILFs, dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, modification and closure of certain healthcare facilities. The ability to obtain such approval and/or the approval process may impact some of our tenants’ abilities to expand or change their businesses. Any failure to comply with any of these laws, regulations, or standards could result in penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility.

Privacy, Security and Data Breach Notification Laws

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) regulates the privacy and security of certain health information (“Protected Health Information”) and requires entities subject to HIPAA to provide notification of breaches of Protected Health Information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most health care providers (including some of our tenants). Business associates of these entities who create, receive, maintain or transmit Protected Health Information are also subject to HIPAA. Violations of the HIPAA requirements may result in civil monetary penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach or incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. Breaches of unsecured Protected Health Information and other violations of HIPAA may have other material adverse consequences including material loss of business, regulatory enforcement, substantial legal liability and reputational harm. Certain violations of HIPAA can result in criminal penalties and enforcement.

Our Company and our tenants are subject to various other state and federal laws that relate to privacy, security and the reporting of data breaches involving personal information. For example, various state laws and regulations may require notification of affected individuals in the event of a data breach involving social security numbers, dates of birth and credit card information. Failure to comply with such requirements could have a materially adverse effect on our Company and the ability of our tenants to meet their obligations to us. Failure of our tenants to comply with HIPAA could have a material adverse effect on their ability to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants to incur significant compliance costs.

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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2019, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.

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

Insurance
We maintain, or require in our leases that our tenants maintain, all applicable lines of insurance on our properties and their operations. The amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants is customary for similarly situated companies in our industry. However, we cannot assure you that our tenants will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our leases, including the Ensign Master Leases, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with SEC. The SEC maintains an internet site that contains these reports, and other information about issuers, like us, which file electronically with the SEC. The address of that site is http://www.sec.gov. We make available our reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), and other information, free of charge, on the Investor Relations section of our website at www.caretrustreit.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

ITEM 1A.	Risk Factors
Risks Related to Our Business

We are dependent on the healthcare operators that lease our properties to successfully operate their businesses and make payments to us under their leases, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations
All but one of our properties are operated by our tenants pursuant to triple-net master leases. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of these properties. While we have various rights as the property owner under our triple-net leases and monitor our tenants’ and operators’ performance, we may have limited recourse under our master leases if we believe that a tenant or operator is not performing adequately and any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which in turn, could adversely affect their ability to make rental payments to us and otherwise adversely affect our results of operations, including our ability to repay our outstanding indebtedness or our ability to pay dividends to our stockholders as required to maintain our status as a REIT. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their payment or indemnification obligations under their leases with us.
Ensign leases or provides a guaranty for a significant portion of our properties. As of December 31, 2019, properties leased to Ensign under the Ensign Master Leases represented $53.4 million, or 32%, of our rental revenues, exclusive of operating expense reimbursements, on an annualized run-rate basis, and properties leased to Pennant under the Pennant Master Lease for which Ensign provides a guaranty (the “Pennant Guaranty”) represented $7.8 million, or 5%, of our rental revenues, exclusive of operating expense reimbursements, on an annualized run-rate basis. The inability or unwillingness of Ensign to meet its rent obligations under the Ensign Master Leases or the Pennant Guaranty could materially adversely affect our business, financial position or results of operations. In addition, the inability of Ensign to satisfy its other obligations under its leases, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the properties leased to Ensign as well as Ensign’s business, financial position and results of operations. For these reasons, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Further, due to our dependence on rental payments from Ensign for a substantial portion of our revenues, we may be limited in our ability to enforce our rights under, or to terminate, the Ensign Master Leases or the Pennant Guaranty. Failure by Ensign to comply with the terms of the Ensign Master Leases or the Pennant Guaranty, or to comply with federal and state healthcare laws and regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease in or cessation of rental payments. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.
The impact of healthcare reform legislation on us and our tenants cannot accurately be predicted and could adversely affect our results of operations.
The healthcare operators to whom we lease our properties are dependent on the healthcare industry and may be susceptible to the risks associated with healthcare reform. Because our properties are used as healthcare properties, we are impacted by the risks associated with healthcare reform. Legislative proposals are introduced or proposed each year that would introduce major changes in the healthcare system, either nationally or at the state level. We cannot accurately predict whether any future legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) serves as the primary vehicle for comprehensive healthcare reform in the United States. Efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation in 2017, including the successful repeal of the penalty associated with the individual mandate of the Affordable Care Act, effective for 2019, have cast considerable uncertainty on the future of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court in Texas ruled the Affordable Care Act unconstitutional in its entirety. This decision was appealed, and on December 18, 2019, the Fifth Circuit Court of Appeals ruled that the Affordable Care Act’s individual mandate was unconstitutional but remanded the case for further analysis and it remains on appeal. This and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We anticipate Congress will continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the health care system. For example, some members of Congress have suggested expanding the coverage of government-funded programs, including single-payor models. At this time, it is uncertain whether any additional healthcare reform legislation will ultimately become law and we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on our business. If our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligation to us.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, on April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which, among other things, requires the CMS to measure, track, and publish readmission rates of SNFs by 2017 and implement a value-based purchasing program for SNFs (the “SNF VBP Program”), which commenced October 1, 2018. The SNF VBP Program increases Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program are funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. However, there is no assurance that payments made by CMS as a result of the SNF VBP Program will be sufficient to cover a facility’s costs. If Medicare reimbursement provided to our healthcare tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
Additionally, on November 16, 2015, CMS issued the final rule for a new mandatory Comprehensive Care for Joint Replacement (“CJR”) model focusing on coordinated, patient-centered care. Under this model, the hospital in which the hip or knee replacement takes place is accountable for the costs and quality of care from the time of the surgery through 90 days after, or an “episode” of care. This model initially covered 67 geographic areas throughout the country and most hospitals in those regions are required to participate. Following the implementation of the CJR program, the Medicare revenues of our SNF-operating tenants related to lower extremity joint replacement hospital discharges could be increased or decreased in those geographic areas identified by CMS for mandatory participation in the bundled payment program. If Medicare reimbursement provided to our healthcare tenants is reduced under the CJR model, or under any similar model implemented in the future for different types of procedures, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
Tenants that fail to comply with the requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.
The healthcare operators to whom we lease our properties are subject to complex federal, state and local laws and regulations relating to governmental healthcare reimbursement programs. See “Business - Government Regulation, Licensing and Enforcement - Overview.” As a result, our tenants are subject to the following risks, among others:

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
Healthcare reimbursement will likely continue to be a significant focus for federal and state authorities in their efforts to control costs. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ costs of doing business and on the amount of reimbursement by government and other third-party payors. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants. The failure of any of our tenants to comply with these laws, requirements and regulations could materially and adversely affect their ability to meet their financial and contractual obligations to us.
Government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue, particularly in the area of Medicare/Medicaid false claims, as well as an increase in the intensity of enforcement actions resulting from these investigations. Some of these enforcement actions represent novel legal theories and expansions in the application of the False Claims Act.
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
Medicare, Medicaid and other governmental health care payors require that extensive financial information be reported on a periodic basis and in a specific format or content. These requirements are numerous, technical and complex and may not be fully understood or implemented by billing or reporting personnel. With respect to certain types of required information, the False Claims Act may be violated by mere negligence or recklessness in the submission of information to the government even without any intent to defraud. New billing systems, new medical procedures and procedures for which there is not clear guidance may all result in liability. In addition, violations of the Anti-Kickback Law or Stark Law may form the basis for a federal False Claims Act violation. See “Business - Government Regulation, Licensing and Enforcement.”
Many states have adopted laws similar to the False Claims Act. Some of the laws apply to claims submitted to private and commercial payors, not just governmental payors. Any violations of such laws by an operator of a health care property could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, civil liability, and in certain limited instances, criminal penalties, loss of license or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action.
If we or our tenants fail to adhere to applicable privacy and security laws, or experience a security incident or breach, this could have a material adverse effect on us or on our tenants’ ability to meet their obligations to us.
HIPAA regulates the privacy and security of Protected Health Information, and requires entities subject to HIPAA to promptly notify affected individuals, regulators and in some cases the media, of breaches of Protected Health Information. Some of our tenants are subject to HIPAA.
Violations of the HIPAA requirements may result in civil monetary penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach or incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. Data breaches and other violations of HIPAA may have other material adverse consequences including material loss of business, regulatory enforcement, substantial legal liability and reputational harm. Certain violations of HIPAA can result in criminal penalties and enforcement. Failure of our tenants to comply with HIPAA could have a material adverse effect on their ability to meet their obligations to us.
We and our tenants are subject to various other state and federal laws that relate to privacy, security and the reporting of data breaches involving personal information. For example, various state laws and regulations may require notification of affected individuals in the event of a data breach involving social security numbers, dates of birth and credit card information. Failure to comply with these and other requirements could have a materially adverse effect on our company and the ability of our tenants to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants to incur significant compliance costs.
While we and our tenants maintain various security controls, there remains a risk of security incidents or breaches resulting from unintentional or deliberate acts by third parties or insiders who attempt to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems. A security incident or breach could result in a material loss of business, regulatory enforcement, substantial legal liability and reputational harm. Where the incident or breach affects a tenant, this could jeopardize the tenant’s ability to fulfill its obligations to us.
Tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate our healthcare facilities or be unable to meet their financial and other contractual obligations to us.
The healthcare operators to whom we lease properties are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’ failure to comply with any of these laws, regulations or standards could result in penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility. Though the regulatory environment in which SNFs operate is more restrictive than for ALFs, ALFs face similar penalties for noncompliance with applicable legal requirements. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenant to obtain, or the loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by such tenant. Additionally, failure of our tenants to generally comply with applicable laws and regulations could adversely affect facilities owned by us, result in adverse publicity and reputational harm, and therefore could materially and adversely affect us. See “Business - Government Regulation, Licensing and Enforcement - Healthcare Licensure and Certificate of Need.”
Our tenants depend on reimbursement from government and other third-party payors and if reimbursement rates from such payors are reduced by future legislative reform, it could cause our tenants’ revenues to decline and could affect their ability to meet their obligations to us.
Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. For example, the federal government and a number of states are currently managing budget deficits and, as a result, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a decrease in reimbursement rates for our tenants. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants under both the Medicaid and Medicare programs. While we cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ costs of doing business and on the amount of reimbursement by government and other third-party payors, potential reductions in Medicaid and Medicare reimbursement, or in non-governmental third-party payor reimbursement, to our tenants could reduce the revenues of our tenants and their ability to meet their obligations to us.
On November 12, 2019, CMS issued CMS-2393-P, its proposed Medicaid Fiscal Accountability Rule (“MFAR”). As proposed, MFAR would further regulate and in some cases materially reform, eliminate or prompt the replacement of certain state Medicaid supplemental payment systems and financing arrangements that currently benefit healthcare providers. These supplemental payment systems take various forms in the states where they are in effect, including for example provider or so-called “bed” tax arrangements, intergovernmental transfers (“IGT”) and upper payment limit (“UPL”) payments. Several of the healthcare operators to whom we lease our properties benefit from these supplemental payment systems. The proposed MFAR is currently in a comment period and may be changed before a final rule is adopted, or may not be adopted at all. If MFAR is adopted in a format that materially reduces available Medicaid reimbursement to our tenants, it could reduce our tenants’ revenues and their ability to meet their obligations to us.
The bankruptcy, insolvency or financial deterioration of our tenants could delay or prevent our ability to collect unpaid rents or require us to find new tenants.
We receive substantially all of our income as rental payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants have in the past, and may in the future, fail to make rent payments when due, or our tenants may declare bankruptcy.
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
If a tenant is unable to comply with the terms of its lease, we may be forced to write off unpaid amounts due to us from the tenant, move to a cash basis method of accounting for recognizing rental revenues from the tenant or otherwise modify the lease with such tenant in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. See Note 2, Summary of Significant Accounting Policies and Note 3, Real Estate Investments, Net for further information.
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
If one or more of our tenants files for bankruptcy relief, the U.S. Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. Any bankruptcy filing by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Furthermore, dealing with a tenant’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs. Additionally, because we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly, evicting operators for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks.

If we must replace any of our tenants or operators, we may have difficulty identifying replacements and we may be required to incur substantial renovation costs to make certain that our healthcare properties are suitable for other operators and tenants.
If we or our tenants terminate or do not renew the leases for our properties, we would attempt to reposition those properties with another tenant or operator. Rental payments on such properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, such properties while they are being repositioned.
Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times tenant-specific. A new or replacement tenant to operate one or more of our healthcare facilities may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to release the space. In addition, approvals of local authorities for such modifications and/or renovations may be necessary, resulting in delays in transitioning a facility to a new tenant. These expenditures or renovations and delays could materially and adversely affect our business, financial condition or results of operations. In addition, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. Once a suitable replacement tenant or operator has taken over operation of a property, it may still take an extended period of time before such property is fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The geographic concentration of some of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
Our properties are located in 28 different states, with our highest concentrations by rental income in California, Texas and Louisiana. The properties in these three states accounted for approximately 18%, 21% and 5%, respectively, of the total beds and units in our portfolio, as of December 31, 2019 and approximately 23%, 21% and 10%, respectively, of our rental income for the year ended December 31, 2019. As a result of this concentration, the conditions of local economies and real estate markets, including increases in real estate taxes, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
Our facilities located in Texas and Louisiana are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding, and our facilities located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These acts of nature may cause disruption to our tenants, their employees and our facilities, which could have an adverse impact on our tenants’ patients and businesses. In order to provide care for their patients, our tenants are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at the facilities. If the delivery of goods or the ability of employees to reach our facilities is interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our tenants’ businesses at those facilities. Furthermore, the impact, or impending threat, of a natural disaster may require that our tenants evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients at such facilities. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we currently cannot predict.
In addition, to the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

We pursue acquisitions of additional properties and seek other strategic opportunities in the ordinary course of our business, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.
We regularly review potential transactions in order to maximize stockholder value. We pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities in the ordinary course of our business. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In addition, there is no assurance that we will fully realize the potential benefits of any past or future acquisition or strategic transaction.
Additionally, from time to time, we may invest in preferred equity interests in joint ventures. Our use of joint ventures may be subject to risks that may not be present with other ownership methods. Our joint ventures may involve property development, which presents additional risks that could render a development project less profitable or not profitable at all and, under certain circumstances, may prevent completion of development activities once undertaken.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, or at all, our business, financial position or results of operations could be materially and adversely affected. Furthermore, any future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed. Transactions involving properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations or that the tenant, operator or manager will underperform.
Increased competition has resulted and may further result in lower net revenues for some of our tenants and may affect their ability to meet their financial and other contractual obligations to us.
The healthcare industry is highly competitive. The occupancy levels at, and results of operations from, our facilities are dependent on our ability and the ability of our tenants to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants face an increasingly competitive labor market for skilled management personnel and nurses together with Medicaid reimbursement in some states that does not cover the full cost of caring for residents. Significant turnover, or a shortage of nurses or other trained personnel or general inflationary pressures on wages, may force tenants to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants to attract and retain qualified personnel could reduce the revenues of our tenants and their ability to meet their obligations to us.
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

In addition, if development of senior housing facilities outpaces demand for those assets in markets in which we are located, those markets may become saturated and our senior housing tenants and operators could experience decreased occupancy, which may affect their ability to meet their financial and other contractual obligations to us.
Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.
Our tenants that operate SNFs and other healthcare facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, file for a Medicare and Medicaid change of ownership (commonly referred to as a CHOW). If an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent and the property may experience performance declines. We could also incur substantial additional expenses in connection with any licensing, receivership or change of ownership proceedings.
We may not be able to sell properties when we desire because real estate investments are relatively illiquid, which could materially and adversely affect our business, financial position or results of operations.
Real estate investments generally cannot be sold quickly. As a result, we may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could materially and adversely affect the value of our properties and our ability to sell such properties for acceptable prices or on other acceptable terms. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could materially and adversely affect our business, financial position or results of operations and our ability to pay dividends and make distributions.
If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.
Our success depends in large part upon the leadership, skill, reputation, business contacts and performance of our executive management team, particularly Gregory K. Stapley and other key employees. If we lose the services of Mr. Stapley or any of our other key employees, we may not be able to successfully manage our business or achieve our business objectives.
We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
Our lease agreements with operators require that the tenant maintain general and professional liability insurance and comprehensive liability and hazard insurance. We maintain customary insurance for the one ILF that we own and operate. However, there are certain types of losses (including, but not limited to, losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, wildfires, hurricanes and floods) that may be uninsurable or not economically insurable. In addition, from time to time insurance markets change, with carriers entering or exiting the general and professional liability, property and casualty, business interruption, employment practices and other lines of insurance for the healthcare industry upon which our tenants rely for protection from the effects of accidents or unanticipated claims, sometimes resulting in premium increases that make procuring customary coverages uneconomical. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in tort liability laws, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to protect a tenant in a liability claim or replace a property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such tenant or property.
If one of our tenants experiences a material general or professional liability loss that is uninsured or that exceeds policy coverage limits, it may be unable to satisfy its payment obligations to us under its lease with us. If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

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
The ownership by our chief executive officer, Gregory K. Stapley, of shares of Ensign and Pennant common stock may create, or may create the appearance of, conflicts of interest.
Because of his former position with Ensign, our chief executive officer, Gregory K. Stapley, owns shares of Ensign common stock. Mr. Stapley also owns shares of our common stock. In 2019, in connection with the Pennant Spin, each holder of Ensign common stock received one half share of Pennant common stock per share of Ensign common stock. As a result, Mr. Stapley now also owns shares of Pennant common stock. His individual holdings of shares of our common stock, Ensign common stock and Pennant common stock may be significant compared to his respective total assets. These equity interests may create, or appear to create, conflicts of interest when he is faced with decisions that may not benefit or affect CareTrust REIT, Ensign or Pennant in the same manner.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly.
Security breaches, including physical or electronic break-ins, computer viruses, malware, works, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks, impersonation of authorized users and similar breaches, can create system disruptions, shutdowns or result in a loss of company assets or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Our assets have been subject to impairment charges in the past and may be subject to future impairment charges, which could negatively impact our results of operations.
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, in the three months ended September 30, 2019, we recorded impairment charges of approximately $16.7 million, resulting in a net loss of $10.1 million for the quarter. Such impairment charges may make it more difficult for us to meet the financial ratios in our Amended Credit Agreement and may reduce the borrowing base available to us under our Revolving Facility, which may reduce the amounts of cash we would otherwise have available to pay expenses, service other indebtedness and operate our business.
We have now, and may have in the future, exposure to contingent rent escalators, which could hinder our profitability and growth.
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
Our funds from operations are generated primarily by rents paid under leases with our tenants. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid being subject to corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
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
We own appreciated assets that were held by a C corporation and were acquired by us in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our qualification as a REIT, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that we became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.
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
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement provides for: (i) an unsecured revolving credit facility (the “New Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) a $200.0 million unsecured term loan credit facility (the “Term Loan” and together with the New Revolving Facility, the “Amended Credit Facility”).  As of December 31, 2019, we had approximately $560.0 million of indebtedness, consisting of $300.0 million representing our 5.25% Senior Notes due 2025 (the “Notes”), $200.0 million under our Term Loan and $60.0 million in borrowings outstanding under the New Revolving Facility. High levels of indebtedness may have the following important consequences to us. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and acquisitions and other general corporate purposes;

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

•
result in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Amended Credit Agreement, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

In addition, the Amended Credit Agreement and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt, subject to our compliance with certain financial covenants set forth in the Amended Credit Agreement and the indenture governing the Notes. See “Risk Factors - Risks Related to Our Capital Structure - Covenants in our debt agreements restrict our activities and could adversely affect our business” for a summary of these covenants.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Amended Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. The Amended Credit Agreement and the indenture governing the Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, the Amended Credit Agreement and the indenture governing the Notes permit us to incur additional debt, including secured debt, subject to the satisfaction of certain conditions.
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
•creating liens on our and our subsidiaries’ assets;
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. The Amended Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio, a minimum unsecured interest coverage ratio and a minimum rent coverage ratio. The Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Amended Credit Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency. We are also required to maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture governing the Notes. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.
Certain of our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition or development activity. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our New Revolving Facility and Term Loan. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
Our Amended Credit Agreement uses LIBOR as a reference rate for our Term Loan and Revolving Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Additionally, plans for alternative reference rates for other currencies have also been announced. We have material borrowings under our Amended Credit Agreement that are indexed to LIBOR.  At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. However, if LIBOR is no longer available, if future rates based upon a successor reference rate such as SOFR (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.
Our credit rating can affect the amount and type of capital we can access, as well as the terms of any financing we may obtain. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, a ratings agency downgrades our credit rating or places our rating under watch or review for possible downgrade, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments and the trading price of our common stock may decline.
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
Our charter and bylaws and Maryland law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. As currently in effect, our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder; (2) provide that stockholders are not allowed to act by non-unanimous written consent; (3) permit the board of directors, without further action of the stockholders, to amend the charter to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series that we have the authority to issue; (4) permit the board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; (5) establish certain advance notice procedures for stockholder proposals, and provide procedures for the nomination of candidates for our board of directors; (6) provide that special meetings of stockholders may only be called by the Company or upon written request of 25% of all the votes entitled to be cast at such meeting; (7) provide that a director may only be removed by stockholders for cause and upon the vote of two-thirds of the outstanding shares of common stock; and (8) provide for supermajority approval requirements for amending or repealing certain provisions in our charter. In addition, specific anti-takeover provisions of the Maryland General Corporation Law (“MGCL”) could make it more difficult for a third party to attempt a hostile takeover. These provisions include:

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

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions may delay, defer or prevent a change of control or other transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our bylaws provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us,

(ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee, (iii) any action asserting a claim arising pursuant to any provision of the MGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine, and any of our record or beneficial stockholders who commences such an action shall cooperate in a request that the action be assigned to the Court’s Business & Technology Case Management Program. This exclusive forum provision is intended to apply to claims arising under the MGCL and would not apply to claims brought pursuant to the Exchange Act of 1934 or Securities Act of 1933, each as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
This exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Circuit Court for Baltimore City, Maryland could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Maryland. The Circuit Court for Baltimore City, Maryland may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision and/or the jurisdictional limitation contained therein to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.
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
•changes in our dividend policy;
•impairment charges affecting the carrying value of one or more of our investments;
•sales of common stock under our New ATM Program (as defined below) or by our management team;
•overall market fluctuations; and
•general economic or political conditions and other external factors.
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
Your ownership percentage in our common stock may be diluted in the future.
From time to time in the future, we may issue additional shares of our common stock in connection with sales under our New ATM Program, other capital markets transactions or in connection with other transactions or acquisitions. Such issuances and transactions will generally not require stockholder approval, subject to the applicable rules of Nasdaq. In addition, pursuant to our CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Incentive Award Plan”), we expect to grant equity incentive awards to our officers, employees and directors in connection with their employment with or services provided to us. These issuances and awards may cause your percentage ownership in our common stock to be diluted in the future and could have a dilutive effect on our earnings per share and reduce the value of our common stock.
In addition, while we have no specific plan to issue preferred stock, our charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

ITEM 1B.	Unresolved Staff Comments
None.
ITEM 2. Properties

Except for the one ILF that we own and operate, all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized contractual cash rental revenues under our lease agreements as of December 31, 2019 by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment(1)	Investment	Rent(1)	Total Rent
2026	$48,988	2.9%	$5,237	3.2%
2027	41,896	2.5%	4,894	3.0%
2028	68,193	4.0%	7,558	4.6%
2029	148,710	8.8%	12,199	7.5%
2030	190,540	11.3%	16,000	9.8%
2031	536,671	31.7%	50,800	31.1%
2032	208,443	12.3%	19,581	12.0%
2033	210,601	12.5%	22,767	14.0%
2034	237,078	14.0%	24,117	14.8%
Total	$1,691,120	100.0%	$163,153	100.0%

(1)	Amounts exclude properties classified as held for sale as of December 31, 2019.
The information set forth under “Portfolio Summary” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	Legal Proceedings

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

Pursuant to the Separation and Distribution Agreement we entered into in connection with the Spin-Off (the “Separation and Distribution Agreement”), we assumed any liability arising from or relating to legal proceedings involving the assets owned by us and agreed to indemnify Ensign (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings. In addition, pursuant to the Separation and Distribution Agreement, Ensign has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Ensign’s healthcare business prior to the Spin-Off, and, pursuant to the Ensign Master Leases and the guaranty of the Pennant Master Lease, Ensign or its subsidiaries have agreed to indemnify us for any liability arising from operations at the real property leased from us. Ensign is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its healthcare business, which are subject to the indemnities provided by Ensign to us. While these actions and proceedings are not believed by Ensign to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Ensign’s business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if Ensign or its subsidiaries are unable to meet their indemnification obligations.

ITEM 4.	Mine Safety Disclosures
None.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Common Equity
Our common stock is listed on the Nasdaq Global Select Market under the symbol “CTRE.”
At February 19, 2020, we had approximately 79 stockholders of record.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2019	2018
Ordinary dividend	$0.8120	$0.8025
Non-dividend distributions	0.0880	0.0175
	$0.9000	$0.8200
Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2019.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the SNL U.S. REIT Healthcare Index for the period from January 1, 2015 to December 31, 2019. Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices at the market close on December 31, 2014 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS, SNL US REIT HEALTHCARE AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2015 - DECEMBER 31, 2019
(DECEMBER 31, 2014 = $100)
Stock Price Performance Graph Total Return

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Exchange Act

ITEM 6.	Selected Financial Data
The following table sets forth selected financial data and other data for our company on a historical basis. The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our historical operating results may not be comparable to our future operating results. The comparability of the selected financial data presented below is significantly affected by our acquisitions and new investments in each of the years presented. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share amounts)
Income statement data:
Total revenues	$163,401	$156,941	$132,982	$104,679	$74,951
Income before provision for income taxes	46,359	57,923	25,874	29,353	10,034
Net income	46,359	57,923	25,874	29,353	10,034
Net income per share, basic	0.49	0.73	0.35	0.52	0.26
Net income per share, diluted	0.49	0.72	0.35	0.52	0.26
Balance sheet data:
Total assets	$1,518,861	$1,291,762	$1,184,986	$925,358	$673,166
Senior unsecured notes payable, net	295,911	295,153	294,395	255,294	254,229
Senior unsecured term loan, net	198,713	99,612	99,517	99,422	—
Unsecured revolving credit facility	60,000	95,000	165,000	95,000	45,000
Secured mortgage indebtedness, net	—	—	—	—	94,676
Total equity	927,591	768,247	594,617	452,430	262,288
Other financial data:
Dividends declared per common share	$0.90	$0.82	$0.74	$0.68	$0.64
FFO(1)	113,029	101,536	62,275	61,483	34,109
FAD(1)	117,751	104,989	66,406	65,118	37,831

(1)
We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measure. We also believe that Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and Funds Available for Distribution (“FAD”) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation provide another view of performance. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate related depreciation and amortization and impairment charges. We define FAD as FFO excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs and the effect of straight-line rent. We believe that the use of FFO and FAD, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and FAD to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for FAD, by excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs, and the effect of straight-line rent, FFO and FAD can help investors compare our operating performance between periods and to other REITs. However, our computation of FFO and FAD may not be comparable to FFO and FAD reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define FAD differently than we do. Further, FFO and FAD do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.
The following table reconciles our calculations of FFO and FAD for the five years ended December 31, 2019, 2018, 2017, 2016 and 2015 to net income, the most directly comparable financial measure according to GAAP, for the same periods:

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Net income	$46,359	$57,923	$25,874	$29,353	$10,034
Real estate related depreciation and amortization	51,755	45,664	39,049	31,865	24,075
(Gain) loss on sale of real estate	(1,777)	(2,051)	—	265	—
Impairment of real estate investments	16,692	—	890	—	—
Gain on disposition of other real estate investment	—	—	(3,538)	—	—
FFO	113,029	101,536	62,275	61,483	34,109
Amortization of deferred financing costs	2,003	1,938	2,059	2,239	2,200
Amortization of stock-based compensation	4,104	3,848	2,416	1,546	1,522
Straight-line rental income	(1,385)	(2,333)	(344)	(150)	—
FAD	$117,751	$104,989	$66,406	$65,118	$37,831

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2019, the 85 facilities leased to Ensign had a total of 8,908 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 131 remaining leased properties had a total of 13,055 beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Virginia, Washington, West Virginia and Wisconsin. We also own and operate one ILF which had a total of 168 units and is located in Texas. As of December 31, 2019, we also had other real estate investments consisting of one preferred equity investment totaling $3.8 million and two mortgage loans receivable with a carrying value of $29.5 million.

Recent Transactions

Pennant Spin

On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. (“Pennant” and, such separation, the “Pennant Spin”). As a result of the Pennant Spin, on October 1, 2019, we amended the master leases entered into with subsidiaries of Ensign (the “Ensign Master Leases”) to lease 85 facilities to subsidiaries of Ensign, which have a total of 8,908 operational beds, and entered into a new triple-net master lease with subsidiaries of Pennant (the “Pennant Master Lease”) to lease 11 facilities, which have a total of 1,151 operational beds. The 85 facilities leased to subsidiaries of Ensign also include one independent living facility, formerly operated by us, that we leased to Ensign concurrently with the Pennant Spin. The contractual initial annual cash rent under the Pennant Master Lease is approximately $7.8 million. The Pennant Master Lease carries an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign Master Leases was reduced by approximately $7.8 million. Ensign continues to guarantee obligations under the Ensign Master Leases and the Pennant Master Lease. If Pennant achieves a specified portfolio coverage and continuously maintains it for a specified period, Ensign’s obligations under the guaranty with respect to the Pennant Master Lease would be released. As of December 31, 2019, Ensign and Pennant represented 32% and 5%, respectively, of our contractual rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis.

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
Trio Lease Amendment
On November 4, 2019, we amended our existing master lease with affiliates of Trio Healthcare, Inc. (“Trio”), which covered seven facilities based in Dayton, Ohio. The amended lease has a remaining initial term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. The annual base rent due under the amended lease with Trio is approximately $4.7 million and provides for payment of percentage rent if Trio achieves certain increases in portfolio revenue.

Impairment of Real Estate Investments, Asset Sales and Assets Held for Sale

On September 1, 2019, we sold three of the seven Ohio skilled nursing properties operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. During the three months ended September 30, 2019 and prior to the disposition, we recorded an impairment expense of approximately $7.8 million. In connection with the sale, we provided affiliates of CommuniCare Family of Companies (“CommuniCare”), the purchaser of the three Ohio properties, with a mortgage loan secured by the three Ohio properties for approximately $26.5 million. See Note 4, Other Real Estate Investments, Net for additional information.

In addition, during the third quarter of 2019, we met the criteria to classify six skilled nursing facilities operated by affiliates of Metron Integrated Health Systems (“Metron”) as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the properties during the third quarter ended September 30, 2019. As of December 31, 2019, the properties continued to be held for sale and the carrying value of $34.6 million is primarily comprised of real estate assets. In February 2020, the six skilled nursing facilities were sold. See Note 14, Subsequent Events, for further detail.

During the year ended December 31, 2019, we sold one of our owned and operated independent living facilities consisting of 38 units located in Texas with an aggregate carrying value of $1.7 million for net proceeds of $3.3 million. In connection with the sale, we recognized a gain of $1.6 million.

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

There was no New ATM Program activity during 2019. The following table summarizes the Prior ATM Program activity for 2019 (shares and dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
Number of shares	2,459	—	—	—	2,459
Average sales price per share	$19.48	$—	$—	$—	$19.48
Gross proceeds(1)	$47,893	$—	$—	$—	$47,893

(1)	Total gross proceeds is before $0.6 million in commissions paid to the sales agents under the Prior ATM Program during the year ended December 31, 2019.

As of December 31, 2019, we had $300.0 million available for future issuances under the New ATM Program. See  Liquidity and Capital Resources for additional information.

Recent Investments

From January 1, 2019 through February 20, 2020, we acquired eighteen skilled nursing facilities, four multi-service campuses and two assisted living facilities for approximately $352.8 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $31.4 million and an initial blended yield of approximately 8.9%. See Note 3, Real Estate Investments, Net, and Note 14, Subsequent Events, in the Notes to consolidated financial statements for additional information.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2019	2018
	(dollars in thousands)
Revenues:
Rental income	$155,667	$140,073	$15,594	11%
Tenant reimbursements	—	11,924	(11,924)	(100)%
Independent living facilities	3,389	3,379	10	—%
Interest and other income	4,345	1,565	2,780	178%
Expenses:
Depreciation and amortization	51,822	45,766	6,056	13%
Interest expense	28,125	27,860	265	1%
Property taxes	3,048	11,924	(8,876)	(74)%
Independent living facilities	2,898	2,964	(66)	(2)%
Impairment of real estate investments	16,692	—	16,692	100%
Provision for loan losses	1,076	—	1,076	100%
General and administrative	15,158	12,555	2,603	21%
Rental income. Rental income was $155.7 million for the year ended December 31, 2019 compared to $140.1 million for the year ended December 31, 2018. The $15.6 million, or 11%, increase in rental income is primarily due to $25.7 million from real estate investments made after January 1, 2018, $2.8 million from increases in rental rates for our existing tenants and $2.9 million of tenant reimbursement revenue recognized and classified as rental income due to the adoption of the new lease accounting standards updates (the “new lease ASUs”) on January 1, 2019, partially offset by an $11.8 million adjustment for collectibility of rental income, a $1.6 million decrease in rental income due to the sale of three ALFs in March 2018 and three SNFs in September 2019, a $1.5 million decrease in straight-line rent and a $1.0 million decrease in cash rents.
Tenant reimbursements and property taxes. Tenant reimbursements decreased $11.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Property taxes decreased $8.9 million, or 74%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. On January 1, 2019, we adopted the new lease ASUs. Tenant reimbursements related to property taxes and insurance are neither lease nor non-lease components under the new lease ASUs. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in its income statements. Prior to the adoption of the new lease ASUs, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. See Note 2, Summary of Significant Accounting Policies. During the year ended December 31, 2019, we recognized tenant reimbursements of $2.9 million for real estate taxes which were paid by us directly to third parties and classified as rental income on our consolidated income statement.
Independent living facilities. Revenues for the ILFs that we owned and operated were flat for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased occupancy at Lakeland Hills Independent Living, partially offset by a decrease in revenue due to the sale of one ILF to a third party and the lease of one ILF to Ensign concurrently with the Pennant Spin during the fourth quarter ended December 31, 2019. Expenses for the ILFs were $2.9 million for the year ended December 31, 2019 compared to $3.0 million for the year ended December 31, 2018. The $0.1 million, or 2%, decrease in expenses was primarily due to the sale of one ILF to a third party and the lease of one ILF to Ensign concurrently with the Pennant Spin during the fourth quarter ended December 31, 2019.

Interest and other income. Interest and other income increased $2.8 million for the year ended December 31, 2019 to $4.3 million compared to $1.6 million for the year ended December 31, 2018. The increase was primarily due to $1.3 million of interest income, including $0.6 million for unrecognized preferred return related to prior periods, due to the repayment of preferred equity investments and $1.5 million of interest income related to the mortgage loans receivable that we provided to Covenant Care in February 2019 and to CommuniCare in September 2019. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. Depreciation and amortization expense increased $6.1 million, or 13%, for the year ended December 31, 2019 to $51.8 million compared to $45.8 million for the year ended December 31, 2018. The $6.1 million increase was primarily due to new real estate investments made after January 1, 2018, partially offset by assets sold or designated as assets held for sale.
Interest expense. Interest expense increased $0.2 million, or 1%, for the year ended December 31, 2019 to $28.1 million compared to $27.9 million for the year ended December 31, 2018 primarily due to a higher weighted average debt balance, partially offset by lower weighted average interest rates.
Impairment of real estate investments. On September 1, 2019, we sold three of the seven Ohio skilled nursing properties operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. Prior to the disposition, we recorded an impairment of approximately $7.8 million in the three months ended September 30, 2019. Additionally, in the three months ended September 30, 2019, we met the criteria to classify six skilled nursing facilities operated by Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the facilities.
Provision for loan losses. During the year ended December 31, 2019, we determined the remaining contractual obligations under the bridge loan agreement to Priority Life Care, LLC (“Priority”) were not collectible and recorded a $1.1 million provision for loan losses.
General and administrative expense. General and administrative expense increased $2.6 million or 21% for the year ended December 31, 2019 to $15.2 million compared to $12.6 million for the year ended December 31, 2018. The increase is primarily related to higher cash wages of $1.3 million, increased amortization of stock-based compensation of $0.3 million, increased professional services of $0.5 million and $0.4 million of other corporate expenses.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
For discussion related to the results of operations and changes in financial condition for fiscal 2018 compared to fiscal 2017, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2018 Annual Report on Form 10-K, which was filed with the SEC on February 13, 2019.
jLiquidity and Capital Resources
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
 As of December 31, 2019, we had cash and cash equivalents of $20.3 million.
During the year ended December 31, 2019, we sold 2.5 million shares of common stock under our Prior ATM Program for gross proceeds of $47.9 million. No shares of common stock were sold under the New ATM Program during the year ended December 31, 2019 and, as of December 31, 2019, we had $300.0 million available for future issuances under the New ATM Program.
As of December 31, 2019, there was $60.0 million outstanding under the Revolving Facility (as defined below). We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
We intend to invest in and/or develop additional healthcare and seniors housing properties as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Amended Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our New ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in May 2020, which allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. We expect to renew the automatic shelf registration statement on or prior to its expiration.
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
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$126,295	$99,357
Net cash used in investing activities	(316,007)	(115,069)
Net cash provided by financing activities	173,247	45,595
Net (decrease) increase in cash and cash equivalents	(16,465)	29,883
Cash and cash equivalents at beginning of period	36,792	6,909
Cash and cash equivalents at end of period	$20,327	$36,792
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash provided by operating activities for the year ended December 31, 2019 was $126.3 million compared to $99.4 million for the year ended December 31, 2018, an increase of $26.9 million. The increase was primarily due to an increase in rental income due to acquisitions, increases in rental rates for existing tenants subsequent to December 31, 2018 and timing of payments to our vendors in settling accounts payable, partially offset by a decrease in collectibility of base cash rental income.
Cash used in investing activities for the year ended December 31, 2019 was primarily comprised of $339.7 million in acquisitions of real estate and investments in real estate mortgage loans and $6.3 million of improvement in real estate and purchases of furniture, fixtures and equipment partially offset by $26.5 million of payments received from our preferred equity investment and mortgage and other loans receivable and $3.5 million in net proceeds from real estate sales. Cash used in investing activities for the year ended December 31, 2018 was primarily comprised of $122.3 million related to acquisitions of real estate and investments in other loans receivable and $9.0 million of improvement in real estate and purchases of furniture, fixtures and equipment, partially offset by $13.0 million of net proceeds from real estate sales and $3.2 million of payments received from our mortgage and other loans receivable.

Our cash flows provided by financing activities for the year ended December 31, 2019 were primarily comprised of $196.0 million in net proceeds from common stock sales under our Prior ATM Program and April 2019 equity offering and $65.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility, partially offset by $80.6 million in dividends paid, $4.5 million in payments of deferred financing costs and $2.5 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the year ended December 31, 2018 were primarily comprised of $179.9 million in net proceeds from common stock sales under our Prior ATM Program, partially offset by $63.0 million in dividends paid, $70.0 million in net pay downs under our Prior Credit Facility and $1.3 million net settlement adjustment on restricted stock.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For discussion related to the cash flows for fiscal 2018 compared to fiscal 2017, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2018 Annual Report on Form 10-K, which was filed with the SEC on February 13, 2019.

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
As of December 31, 2019, we were in compliance with all applicable financial covenants under the indenture.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of December 31, 2019, we had $200.0 million outstanding under the Term Loan and $60.0 million outstanding under the Revolving Facility.
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
As of December 31, 2019, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$386,625	$15,750	$31,500	$31,500	$307,875
Senior unsecured term loan (2)	240,524	6,648	13,260	13,278	207,338
Unsecured revolving credit facility (3)	68,322	2,684	5,352	60,286	—
Operating lease	3,421	71	104	104	3,142
Total	$698,892	$25,153	$50,216	$105,168	$518,355

(1)	Amounts include interest payments of $86.6 million.

(2)	Amounts include interest payments of $40.5 million.

(3)	Amounts include payments related to the credit facility fee.
Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our one ILF. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities under the Ensign Master Leases, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of December 31, 2019, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $13.5 million, of which $11.8 million is subject to rent increase at the time of funding.
Critical Accounting Policies
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
Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management to make significant estimates and/or assumptions about matters that are uncertain at the time the estimates and/or assumptions are made or where we are required to make significant judgments and assumptions with respect to the practical application of accounting principles in our business operations. Critical accounting policies are by definition those policies that are material to our financial statements and for which the impact of changes in estimates, assumptions, and judgments could have a material impact to our financial statements.
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.
Real Estate Depreciation and Amortization. Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	5 years
Identified intangible assets	Shorter of lease term or expected useful life
Real Estate Acquisition Valuation. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, our acquisitions of real estate investments generally do not meet the definition of a business, and are treated as asset acquisitions. The assets acquired and liabilities assumed are measured at their acquisition date relative fair values. Acquisition costs are capitalized as incurred. We allocate the acquisition costs to the tangible assets, identifiable intangible assets/liabilities and assumed liabilities on a relative fair value basis. We assess fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements and integral equipment, furniture and fixtures considers the value of the property as if it was vacant as well as replacement costs, depreciation factors, and other relevant market information. The use of different assumptions in these fair value inputs could significantly affect the reported amounts of the allocation of the acquisition on a relative fair value basis and the related depreciation expense recorded for such assets.
As part of the real estate acquisitions, we may commit to provide contingent payments to a seller or lessee (e.g., an earn-out payable upon the applicable property achieving certain financial metrics). Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. Generally, if the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property’s basis when the earn-out becomes probable and estimable. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
Impairment of Long-Lived Assets. At each reporting period, we evaluate our real estate investments to be held and used for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. The most significant inputs to the undiscounted cash flows include, but are not limited to, facility level financial results, a lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.
We classify our real estate investments as held for sale when the applicable criteria have been met, which entails a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, we write down the excess of the carrying value over the estimated fair value less costs to sell, resulting in an impairment of the real estate investments, if necessary, and cease depreciation.
In the event of impairment, the fair value of the real estate investment is based on current market conditions and considers matters such as forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers.
Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results.

Other Real Estate Investments. Included in Other Real Estate Investments, Net on our consolidated balance sheet, is one preferred equity investment and two mortgage loans receivable. The preferred equity investment is accounted for at unpaid principal balance, plus accrued return, net of reserves. We recognize return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
Our two mortgage loans receivable are recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
Interest income on our mortgage loans receivable is recognized over the life of the investment using the interest method. Origination costs and fees directly related to loans receivable are amortized over the term of the loan as an adjustment to interest income.
We evaluate at each reporting period each of our other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.
Revenue Recognition. We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property and recognize revenue on a straight-line basis over the lease term if deemed probable of collection. On January 1, 2019, we elected the single component practical expedient, which allows a lessor, by class of underlying asset, not to allocate the total consideration to the lease and non-lease components based on their relative stand-alone selling prices where certain criteria are met. This single component practical expedient requires us to account for the lease component and non-lease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If we determine that the lease component is the predominant component, we account for the single component as an operating lease in accordance with the new lease ASUs. Conversely, we are required to account for the combined component under the revenue recognition standard if we determine that the non-lease component is the predominant component. As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered non-lease components are accounted for under the revenue recognition standard. The components of our operating leases qualify for the single component presentation.
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
For the year ended December 31, 2018, we recognized tenant recoveries for real estate taxes of $11.9 million, which were classified as tenant reimbursements on our consolidated income statements. Prior to the adoption of Accounting Standards Codification (“ASC”) 842, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are recognized to the extent that we pay the third party directly and classified as rental income on our consolidated income statements. Due to the application of the new lease ASUs, we recognized, on a gross basis, tenant recoveries related to real estate taxes of $2.9 million for the year ended December 31, 2019.
Under the new lease ASUs, our assessment of collectibility of tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment involves significant judgment by management and considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. For the year ended December 31, 2019, we recorded $11.8 million of adjustments to rental income related to recognized rental income in the current quarter and prior periods. See Note 3, Real Estate Investments, Net, in the Notes to the Consolidated Financial Statements for further detail.
Income Taxes. We elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). We believe we have been organized and have operated, and we intend to continue to operate, in a manner to qualify for taxation as a REIT under the Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute as qualifying dividends all of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.
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
Our Amended Credit Agreement provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan”) in an aggregate principal amount of $200.0 million from a syndicate of banks and other financial institutions.
The interest rates applicable to loans under the Revolving Facility are, at our option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). As of December 31, 2019, we had a $200.0 million Term Loan outstanding and there was $60.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of December 31, 2019 described above and the interest rates applicable to our outstanding debt at December 31, 2019, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.6 million for the year ended December 31, 2019.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2019, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
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
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CareTrust REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CareTrust REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 20, 2020

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.
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
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.
PART IV

ITEM 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this report.

(a)(2)	Financial Statement Schedules

Schedule III: Real Estate Assets and Accumulated Depreciation

Schedule IV: Mortgage Loans on Real Estate

Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

(a)(3)	Exhibits

2.1
Membership Interest Purchase Agreement, dated as of January 27, 2019, by and between BME Texas Holdings LLC and CTR Partnership, L.P. (incorporated by reference to Exhibit 2.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on April 2, 2019).

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

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K filed on March 7, 2019).

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

4.3	Form of 5.25% Senior Note due 2025 (included in Exhibit 4.2).

4.4	Specimen Stock Certificate of CareTrust REIT, Inc. (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014).

*4.5	Description of CareTrust REIT, Inc.’s Capital Stock

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

10.4
Amended and Restated Credit and Guaranty Agreement, dated February 8, 2019 by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto. (incorporated by reference to Exhibit 10.1 to the CareTrust REIT, Inc.’s Current Report on Form 8-K filed on February 11, 2019).

10.5
First Amendment to Amended and Restated Credit and Guaranty Agreement, dated July 23, 2019, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC, and other guarantors named therein, the Lenders (as defined therein) from time to time party thereto and KeyBank National Association, as administrative agent, an issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to the CareTrust REIT, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2019).

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

+10.8	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.9	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.14 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.10	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.11	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc’s Current Report on Form 8-K filed on February 11, 2019).

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

ITEM 16.	10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/S/ GREGORY K. STAPLEY
Gregory K. Stapley
President and Chief Executive Officer

Dated: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY K. STAPLEY	Director, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2020
Gregory K. Stapley
/s/ WILLIAM M. WAGNER	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 20, 2020
William M. Wagner
/s/ ALLEN C. BARBIERI	Director	February 20, 2020
Allen C. Barbieri
/s/ JON D. KLINE	Director	February 20, 2020
Jon D. Kline
/s/ DIANA LAING	Director	February 20, 2020
Diana Laing
/s/ SPENCER PLUMB	Director	February 20, 2020
Spencer Plumb

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CareTrust REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CareTrust REIT, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated income statement and statements of equity and cash flows, for the year then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Real Estate Investments - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company classifies its real estate investments as held for sale when the applicable criteria have been met, which entails a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, the Company writes down the excess of the carrying value over the estimated fair value less costs to sell, resulting in an impairment of the real estate investments, if necessary. Management’s estimates of fair value of the real estate investments are based on current market conditions and consider matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Impairment of real estate investments recorded during the year ended December 31, 2019 was $16.7 million.
We identified the impairment of real estate investments that relate to assets held for sale as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the fair value of the assets held for sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimated fair value less costs to sell, specifically related to the inputs for forecasted operating cash flows, capitalization rates, and comparable sales data, due to the sensitivity of the inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inputs for forecasted operating cash flows, capitalization rates, and comparable sales data used by management to estimate fair value less costs to sell included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation of impairment of real estate investments for assets held for sale, including those controls relating to the determination of the fair value of assets held for sale, such as controls related to management’s review of forecasted operating cash flows, selection of capitalization rates, and use of comparable sales data.

•	We evaluated the reasonableness of management’s inputs for forecasted operating cash flows, capitalization rates, and comparable sales data used in the Company’s fair value evaluation by:

◦	Evaluating the source information used by management to develop and support the respective input

◦	Independently obtaining market data to compare to that used by management

◦	Comparing inputs used to historical transactions executed by the Company

◦	Evaluating evidence related to prospective sales of the real estate investments for overall consistency with inputs selected by management

◦	Inspecting minutes of the meetings of board of directors and other available information to identify any evidence that may contradict management’s assertions regarding its selected inputs.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 20, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CareTrust REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CareTrust REIT, Inc. (the Company), as of December 31, 2018, the related consolidated income statements, statements of equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

We served as the Company’s auditor from 2014 to 2019.
Irvine, California
February 13, 2019

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets:
Real estate investments, net	$1,414,200	$1,216,237
Other real estate investments, net	33,300	18,045
Assets held for sale, net	34,590	—
Cash and cash equivalents	20,327	36,792
Accounts and other receivables, net	2,571	11,387
Prepaid expenses and other assets	10,850	8,668
Deferred financing costs, net	3,023	633
Total assets	$1,518,861	$1,291,762
Liabilities and Equity:
Senior unsecured notes payable, net	$295,911	$295,153
Senior unsecured term loan, net	198,713	99,612
Unsecured revolving credit facility	60,000	95,000
Accounts payable and accrued liabilities	14,962	15,967
Dividends payable	21,684	17,783
Total liabilities	591,270	523,515
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,103,270 and 85,867,044 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	951	859
Additional paid-in capital	1,162,990	965,578
Cumulative distributions in excess of earnings	(236,350)	(198,190)
Total equity	927,591	768,247
Total liabilities and equity	$1,518,861	$1,291,762
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$155,667	$140,073	$117,633
Tenant reimbursements	—	11,924	10,254
Independent living facilities	3,389	3,379	3,228
Interest and other income	4,345	1,565	1,867
Total revenues	163,401	156,941	132,982
Expenses:
Depreciation and amortization	51,822	45,766	39,159
Interest expense	28,125	27,860	24,196
Loss on the extinguishment of debt	—	—	11,883
Property taxes	3,048	11,924	10,254
Independent living facilities	2,898	2,964	2,733
Impairment of real estate investments	16,692	—	890
Provision for loan losses	1,076	—	—
Reserve for advances and deferred rent	—	—	10,414
General and administrative	15,158	12,555	11,117
Total expenses	118,819	101,069	110,646
Other income:
Gain on sale of real estate	1,777	2,051	—
Gain on disposition of other real estate investment	—	—	3,538
Net income	$46,359	$57,923	$25,874
Earnings per common share:
Basic	$0.49	$0.73	$0.35
Diluted	$0.49	$0.72	$0.35
Weighted-average number of common shares:
Basic	93,088	79,386	72,647
Diluted	93,098	79,392	72,647
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2016	64,816,350	$648	$611,475	$(159,693)	$452,430
Issuance of common stock, net	10,573,089	106	170,213	—	170,319
Vesting of restricted common stock, net of shares withheld for employee taxes	88,763	1	(867)	—	(866)
Amortization of stock-based compensation	—	—	2,416	—	2,416
Common dividends ($0.74 per share)	—	—	—	(55,556)	(55,556)
Net income	—	—	—	25,874	25,874
Balance as of December 31, 2017	75,478,202	755	783,237	(189,375)	594,617
Issuance of common stock, net	10,264,981	103	179,783	—	179,886
Vesting of restricted common stock, net of shares withheld for employee taxes	123,861	1	(1,290)	—	(1,289)
Amortization of stock-based compensation	—	—	3,848	—	3,848
Common dividends ($0.82 per share)	—	—	—	(66,738)	(66,738)
Net income	—	—	—	57,923	57,923
Balance as of December 31, 2018	85,867,044	859	965,578	(198,190)	768,247
Issuance of common stock, net	9,100,250	91	195,833	—	195,924
Vesting of restricted common stock, net of shares withheld for employee taxes	135,976	1	(2,525)	—	(2,524)
Amortization of stock-based compensation	—	—	4,104	—	4,104
Common dividends ($0.90 per share)	—	—	—	(84,519)	(84,519)
Net income	—	—	—	46,359	46,359
Balance as of December 31, 2019	95,103,270	$951	$1,162,990	$(236,350)	$927,591
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$46,359	$57,923	$25,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	51,866	45,783	39,176
Amortization of deferred financing costs	2,003	1,938	2,100
Loss on the extinguishment of debt	—	—	11,883
Amortization of stock-based compensation	4,104	3,848	2,416
Straight-line rental income	(1,385)	(2,333)	(344)
Adjustment for collectibility of rental income	11,774	—	—
Noncash interest income	(797)	(238)	(686)
Gain on sale of real estate	(1,777)	(2,051)	—
Interest income distribution from other real estate investment	463	—	1,500
Reserve for advances and deferred rent	—	—	10,414
Impairment of real estate investments	16,692	—	890
Provision for loan losses	1,076	—	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(6,283)	(3,800)	(9,428)
Prepaid expenses and other assets	(495)	(270)	(273)
Accounts payable and accrued liabilities	2,695	(1,443)	5,278
Net cash provided by operating activities	126,295	99,357	88,800
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(321,458)	(111,640)	(296,517)
Improvements to real estate	(3,352)	(7,230)	(748)
Purchases of equipment, furniture and fixtures	(2,937)	(1,782)	(403)
Investment in real estate mortgage and other loans receivable	(18,246)	(5,648)	(12,416)
Principal payments received on real estate mortgage and other loans receivable	24,283	3,227	25
Repayment of other real estate investment	2,204	—	7,500
Escrow deposits for acquisitions of real estate	—	(5,000)	—
Net proceeds from sales of real estate	3,499	13,004	—
Net cash used in investing activities	(316,007)	(115,069)	(302,559)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	195,924	179,882	170,323
Proceeds from the issuance of senior unsecured notes payable	—	—	300,000
Proceeds from the issuance of senior unsecured term loan	200,000	—	—
Borrowings under unsecured revolving credit facility	243,000	65,000	238,000
Payments on senior unsecured notes payable	—	—	(267,639)
Payments on senior unsecured term loan	(100,000)	—	—
Payments on unsecured revolving credit facility	(278,000)	(135,000)	(168,000)
Payments of deferred financing costs	(4,534)	—	(6,063)
Net-settle adjustment on restricted stock	(2,524)	(1,288)	(866)
Dividends paid on common stock	(80,619)	(62,999)	(52,587)
Net cash provided by financing activities	173,247	45,595	213,168
Net (decrease) increase in cash and cash equivalents	(16,465)	29,883	(591)
Cash and cash equivalents, beginning of period	36,792	6,909	7,500
Cash and cash equivalents, end of period	$20,327	$36,792	$6,909
Supplemental disclosures of cash flow information:
Interest paid	$26,005	$25,941	$29,619
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$3,900	$3,739	$2,970
Right-of-use asset obtained in exchange for new operating lease obligation	$1,010	$—	$—
Application of escrow deposit to acquisition real estate	$—	$—	$700
Transfer of pre-acquisition costs to acquired assets	$242	$—	$—
Sale of real estate settled with notes receivable	$27,500	$—	$—
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2019, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 216 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,963 operational beds and units located in 28 states with the highest concentration of properties located in California, Texas, Louisiana, Arizona and Idaho. The Company also owned and operated one independent living facility which had a total of 168 units and is located in Texas. As of December 31, 2019, the Company also had other real estate investments consisting of one preferred equity investment of $3.8 million and two mortgage loans receivable with a carrying value of $29.5 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions and account balances within the Company have been eliminated.

Recent Accounting Standards Adopted by the Company—On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASU 2016-02”) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Upon adoption of ASU 2016-02 on January 1, 2019, the Company elected the following practical expedients provided by ASU No. 2018-11, Leases - Targeted Improvements, and ASU No. 2018-20, Narrow Scope Improvements for Lessors (together with ASU 2016-02, the “new lease ASUs”):

•	Package of practical expedients – provides that the Company is not required to reevaluate its existing or expired leases as of January 1, 2019, under the new lease ASUs.

•	Optional transition method practical expedient – allows the Company to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.

•
Single component practical expedient – allows the Company to account for lease and non-lease components associated with that lease as a single component under the new lease ASUs, if certain criteria are met.

•
Short-term leases practical expedient – for the Company’s operating leases with a term of less than 12 months in which it is the lessee, this expedient allows the Company not to record on its balance sheet related lease liabilities and right-of-use assets.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Lessor Accounting—On January 1, 2019, the Company elected the single component practical expedient, which allows a lessor, by class of underlying asset, not to allocate the total consideration to the lease and non-lease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and non-lease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If the Company determines that the lease component is the predominant component, the Company accounts for the single component as an operating lease in accordance with the new lease ASUs. Conversely, the Company is required to account for the combined component under the revenue recognition standard if the Company determines that the non-lease component is the predominant component. As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered non-lease components are accounted for under the revenue recognition standard. The components of the Company’s operating leases qualify for the single component presentation.
For the years ended December 31, 2018 and 2017, the Company recognized tenant recoveries for real estate taxes of $11.9 million and $10.3 million, respectively, which were classified as tenant reimbursements on the Company’s consolidated income statements. Prior to the adoption of the new lease ASU, the Company recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are recognized to the extent that the Company pays the third party directly and classified as rental income on the Company’s consolidated income statements. Due to the application of the new lease ASUs, the Company recognized, on a gross basis, tenant recoveries related to real estate taxes of $2.9 million, for the year ended December 31, 2019.
Under the new lease ASUs, the Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term if deemed probable of collection. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. For the year ended December 31, 2019, the Company recorded $11.8 million of adjustments to rental income related to previously recognized rental income. See Note 3, Real Estate Investments, Net for further detail.
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
As of December 31, 2019, the Company’s lease liability related to its ground lease arrangements for which it is the lessee totaled approximately $1.0 million with a weighted average remaining lease term of 73 years. While these ground leases

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were subject to the new lease ASUs effective January 1, 2019, the lease liabilities and corresponding right-of-use assets and lease expense do not have a material effect on the Company’s consolidated financial statements.
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

As part of the Company’s real estate acquisitions, the Company may commit to provide contingent payments to a seller or lessee (e.g., an earn-out payable upon the applicable property achieving certain financial metrics). Typically, when the contingent payments are funded, cash rent is increased by the amount funded multiplied by a rate stipulated in the agreement. Generally, if the contingent payment is an earn-out provided to the seller, the payment is capitalized to the property’s basis when earn-out becomes probable and estimable. If the contingent payment is an earn-out provided to the lessee, the payment is recorded as a lease incentive and is amortized as a yield adjustment over the life of the lease.
Impairment of Long-Lived Assets—At each reporting period, the Company evaluates its real estate investments to be held and used for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. The most significant inputs to the undiscounted cash flows include, but are not limited to, facility level financial results, a lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.

The Company classifies its real estate investments as held for sale when the applicable criteria have been met, which entails a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, the Company writes down the excess of the carrying value over the estimated fair value less costs to sell, resulting in an impairment of the real estate investments, if necessary, and ceases depreciation.

In the event of impairment, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers.

The Company’s ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While the Company believes its assumptions are reasonable, changes in these assumptions may have a material impact on financial results.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Investments—Included in “Other real estate investments, net,” on the Company’s consolidated balance sheet, is one preferred equity investment and two mortgage loans receivable. The preferred equity investment is accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
The Company’s two mortgage loans receivable are recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan.
Interest income on the Company’s mortgage loans receivable is recognized over the life of the investment using the interest method. Origination costs and fees directly related to loans receivable are amortized over the term of the loan as an adjustment to interest income.
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
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. Included in other loans receivable is a bridge loan to Priority Life Care, LLC (“Priority”) under which the Company agreed to fund up to $1.4 million until the earlier of (i) October 31, 2019, (ii) the date that a new credit facility is established such that the borrower may submit draw requests to the applicable lender, or (iii) the date on which Priority’s lease is terminated with respect to any facility. Borrowings under the bridge loan accrue interest at an annual base rate of 8.0%. During the year ended December 31, 2019, the Company determined that the remaining contractual obligations under the bridge loan agreement to Priority were not collectible and recorded a $1.1 million provision for loan losses in the Company’s consolidated income statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in the consolidated income statements. Accumulated amortization of deferred financing costs was $7.1 million and $5.1 million at December 31, 2019 and December 31, 2018, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s consolidated income statements.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees. The Company measures and recognizes compensation expense for all share-based payment awards made to directors, officers and employees based on the grant date fair value, amortized over the requisite service period of the award. Net income reflects stock-based compensation expense of $4.1 million, $3.8 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on its owned properties. See Note 11, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The Company is subject to disclosures about segments of an enterprise and related information in accordance with ASC Topic 280, Segment Reporting. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.
Earnings (Loss) Per Share—The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities.
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe real estate investments included in these Notes to the consolidated financial statements are presented on an unaudited basis and are not subject to audit by the independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Subtopic 326) (“ASU 2016-13”), that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected credit losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans receivable, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). In November 2018, the FASB released ASU No. 2018-19, Codification Improvements to Topic 326 Financial Instruments - Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements. With the Company’s primary business being leasing real property to third party tenants, the majority of receivables that arise in the ordinary course of business qualify as operating leases and are not in scope of ASU 2016-13.  However, based on the instruments held upon adoption on January 1, 2020, the standard applies to the Company’s mortgage loans receivable, for which the allowance for expected credit losses is in the process of being quantified.

3. REAL ESTATE INVESTMENTS, NET

The following table summarizes the Company’s investment in owned properties at December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Land	$204,154	$166,948
Buildings and improvements	1,400,927	1,201,209
Integral equipment, furniture and fixtures	93,005	87,623
Identified intangible assets	1,650	2,382
Real estate investments	1,699,736	1,458,162
Accumulated depreciation and amortization	(285,536)	(241,925)
Real estate investments, net	$1,414,200	$1,216,237

As of December 31, 2019, 85 of the Company’s 217 facilities were leased to subsidiaries of Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2019, annualized revenues from the Ensign Master Leases were $53.4 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. (“Pennant” and, such separation, the “Pennant Spin”). See Lease Amendments for additional information.
As of December 31, 2019, 15 of the Company facilities were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”). The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2019, annualized revenues from the PMG Master Lease were $27.4 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of PMG that are tenants under the PMG Master Lease are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, 116 of the Company’s 217 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on CPI some of which are subject to a cap, or fixed rent escalators.
As of December 31, 2019, the Company has one independent living facility that the Company owns and operates.
As of December 31, 2019, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2020	$168,394
2021	169,175
2022	169,272
2023	168,968
2024	169,069
Thereafter	1,144,102
$1,988,980

 As of December 31, 2018, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2019	$146,010
2020	146,560
2021	147,132
2022	147,719
2023	148,169
Thereafter	1,055,012
$1,790,602

The following table summarizes components of the Company’s rental income (dollars in thousands):

For the Year Ended December 31, 2019
Rental Income
Contractual rent due(1)	$166,056
Straight-line rent	1,385
Adjustment for collectibility of rental income(2)	(11,774)
Total	$155,667

(1)	Initial cash rent including operating expense reimbursements adjusted for rental escalators and increases due to landlord funded capital improvements.

(2)
In accordance with the new lease ASUs, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from five operators through maturity. As such, the Company reversed rental income comprised of $7.8 million of unpaid contractual rent, $3.5 million of straight-line rent and $0.5 million of property tax reimbursements during the year ended December 31, 2019. If lease payments are subsequently deemed probable of collection, the Company increases rental income accordingly.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the year ended December 31, 2019 (dollar amounts in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$254,760	$22,909	17	2,099
Multi-service campuses	59,344	5,203	4	762
Assisted living	12,596	1,031	1	96
Total	$326,700	$29,143	22	2,957

(1)	Purchase price includes capitalized acquisition costs.

(2)	Initial annual cash rent excludes ground lease income.

(3)	The number of beds/units includes operating beds at acquisition date.
The following table summarizes the Company’s acquisitions for the year ended December 31, 2018 (dollar amounts in thousands):

Type of Property	Purchase Price(1)		Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$85,814		$7,715	10	926
Multi-service campuses	27,520	(3)	2,240	2	177
Assisted living	—		—	—	—
Total	$113,334		$9,955	$12	1,103

(1)	Purchase price includes capitalized acquisition costs.

(2)	The number of beds/units includes operating beds at acquisition date.

(3)
The Company has committed to fund approximately $1.4 million in revenue-producing capital expenditures over the next 24 months based on the in-place lease yield, which is included in the purchase price.

Lease Amendments
Pennant Spin. On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of Pennant. As a result of the Pennant Spin, as of October 1, 2019, the Company amended the Ensign Master Leases to lease 85 facilities to subsidiaries of Ensign, which have a total of 8,908 operational beds, and entered into a new triple-net master lease with subsidiaries of Pennant (the “Pennant Master Lease”) to lease 11 facilities, which have a total of 1,151 operational beds. The contractual initial annual cash rent under the Pennant Master Lease is approximately $7.8 million. The Pennant Master Lease carries an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign Master Leases was reduced by approximately $7.8 million. Ensign continues to guarantee obligations under the Ensign Master Leases and the Pennant Master Lease. If Pennant achieves a specified portfolio coverage and continuously maintains it for a specified period, Ensign’s obligations under the guaranty with respect to the Pennant Master Lease would be released.
Trillium Lease Termination and New Master Lease. On July 15, 2019, the Company terminated its existing master lease (the “Original Trillium Lease”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”), which covered ten properties in Iowa, seven properties in Ohio and one property in Georgia.  On August 16, 2019, the Company entered into a new master lease (the “New Trillium Lease”) with Trillium’s Iowa and Georgia affiliates covering the ten properties in Iowa and the one property in Georgia. The Company recorded an adjustment to reduce rental income recognized under the Original Trillium Lease for unpaid contractual rent, straight-line rent and property tax reimbursements by approximately $3.8 million in the three months ended September 30, 2019.
On September 1, 2019, four of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease were transferred to affiliates of Providence Group, Inc. (“Providence”). In connection with the transfer, the

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company amended its triple-net master lease with Providence. The amended lease has a remaining initial term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.1 million.
Trio Lease Amendment. On November 4, 2019, the Company amended its existing master lease with affiliates of Trio Healthcare, Inc. (“Trio”), which covered seven facilities based in Dayton, Ohio. The amended lease has a remaining initial term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. The annual base rent due under the amended lease with Trio is approximately $4.7 million and provides for payment of percentage rent if Trio achieves certain increases in portfolio revenue.
Pristine Lease Termination. On February 27, 2018, the Company announced that it entered into a Lease Termination Agreement (the “LTA”) with Pristine for its nine remaining properties, with a target completion date of April 30, 2018. Under the LTA, Pristine agreed to continue to operate the facilities until possession could be surrendered, and the operations therein transitioned, to operator(s) designated by the Company. Among other things, Pristine also agreed to amend certain pending agreements to sell the rights to certain Ohio Medicaid beds (the “Bed Sales Agreements”) and cooperate with the Company to turn over any claim or control it might have had with respect to the sale process and the proceeds thereof, if any, to the Company. The transactions were timely completed, and on May 1, 2018, Trio took over operations in the seven facilities based primarily in the Dayton, Ohio area under a new 15-year master lease, while Hillstone Healthcare, Inc. (“Hillstone”) assumed the operation of the two facilities in Willard and Toledo, Ohio under a new 12-year master lease. In addition, amendments to the Bed Sales Agreements were subsequently executed, confirming the Company as the sole seller of the bed rights and the sole recipient of any proceeds therefrom. The aggregate annual base rent due under the new master leases with Trio and Hillstone is approximately $10.0 million, subject to CPI-based or fixed escalators.
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

Impairment of Real Estate Investments, Asset Sales and Assets Held for Sale
On September 1, 2019, the Company sold three of the seven skilled nursing Ohio properties operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. During the three months ended September 30, 2019 and prior to the disposition, the Company recorded an impairment expense of approximately $7.8 million. In connection with the sale, the Company provided affiliates of CommuniCare Family of Companies (“CommuniCare”), the purchaser of the three Ohio properties, with a mortgage loan secured by the three Ohio properties for approximately $26.5 million. See Note 4, Other Real Estate Investments, Net for additional information.
As of September 30, 2019, the Company met the criteria to classify six skilled nursing facilities operated by affiliates of Metron Integrated Health Systems (“Metron”) as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the properties. As of December 31, 2019, the properties continued to be held for sale and the carrying value of $34.6 million is primarily comprised of real estate assets. In February 2020, the six skilled nursing facilities were sold. See Note 14, Subsequent Events, for further detail.
The fair values of the assets impaired during the three months ended September 30, 2019 were based on contractual sales prices, which are considered to be Level 2 measurements within the fair value hierarchy.
During the year ended December 31, 2019, the Company sold one of its owned and operated independent living facilities consisting of 38 units located in Texas with an aggregate carrying value of $1.7 million for net proceeds of $3.3 million. In connection with the sale, the Company recognized a gain of $1.6 million.
During the year ended December 31, 2018, the Company sold three assisted living facilities consisting of 102 units located in Idaho with an aggregate carrying value of $10.9 million for an aggregate price of $13.0 million. In connection with the sale, the Company recognized a gain of $2.1 million.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. OTHER REAL ESTATE INVESTMENTS, NET

Preferred Equity Investments—In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter of 2017 and began lease-up during the first quarter of 2018. In June 2019, the Company purchased the skilled nursing facility for approximately $16.2 million, inclusive of transaction costs. The Company paid $12.9 million after receiving back its initial investment of $2.2 million and cumulative contractual preferred return through June 18, 2019, the acquisition date, of $1.1 million, of which $0.6 million was recognized as interest income during the year ended December 31, 2019.

In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yields a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment is being used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up during the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, inclusive of estimated transaction costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million, of which $0.7 million was recognized as interest income during the year ended December 31, 2019. See Note 14, Subsequent Events, for further detail.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.3 million (including $0.6 million for unrecognized preferred return related to prior periods), $0.2 million and $1.7 million, respectively, of interest income related to these preferred equity investments.

Performing Mortgage Loans Receivable—In October 2017, the Company provided an affiliate of Providence a mortgage loan secured by a skilled nursing facility for approximately $12.5 million inclusive of transaction costs, which bore a fixed interest rate of 9%. The mortgage loan, which required Providence to make monthly principal and interest payments, was set to mature on October 26, 2020 and had an option to be prepaid before the maturity date. During the three months ended December 31, 2019, Providence exercised its option to prepay the loan in full, and prepayment was received by the Company.

In February 2019, the Company provided affiliates of Covenant Care a mortgage loan secured by first mortgages on five skilled nursing facilities for approximately $11.4 million, at an annual interest rate of 9%. The loan required monthly interest payments, was set to mature on February 11, 2020, and included two, six-month extension options. During the three months ended September 30, 2019, Covenant Care exercised its option to prepay the loan in full, and prepayment was received by the Company.

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

In September 2019, the Company provided affiliates of CommuniCare a $26.5 million loan secured by mortgages on the three skilled nursing facilities sold to CommuniCare, as discussed in Note 3, Real Estate Investments, which bears a fixed interest rate of 10%. The mortgage loan, which requires CommuniCare to make monthly interest payments, was originally set to mature on February 29, 2020, with an option to be prepaid before the maturity date. In January 2020, the Company

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amended the maturity date to April 30, 2020. See Note 14, Subsequent Events, for further detail. Given the structure of the arrangement, the Company has concluded that the acquiring entities whom are joint and severally liable for the loan constitute variable interest entities.  The loan includes standard lender protective rights and does not allow the Company to control the entities.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $3.0 million, $1.2 million and $0.2 million, respectively, of interest income related to the mortgage loans.

5. FAIR VALUE MEASUREMENTS
Financial Instruments: Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019 and 2018 using Level 2 inputs, for the senior unsecured notes payable, and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$2,327	$3,800	$3,674	$4,531	$5,746	$6,246
Mortgage loans receivable	29,500	29,500	29,500	12,375	12,299	12,375
Financial liabilities:
Senior unsecured notes payable	$300,000	$295,911	$312,750	$300,000	$295,153	$289,500

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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value
Senior unsecured notes payable	$300,000	$(4,089)	$295,911	$300,000	$(4,847)	$295,153
Senior unsecured term loan	200,000	(1,287)	198,713	100,000	(388)	99,612
Unsecured revolving credit facility	60,000	—	60,000	95,000	—	95,000
	$560,000	$(5,376)	$554,624	$495,000	$(5,235)	$489,765

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2019, the Company was in compliance with all applicable financial covenants under the indenture.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of December 31, 2019, the Operating Partnership had $200.0 million outstanding under the Term Loan and $60.0 million outstanding under the Revolving Facility.
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
As of December 31, 2019, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
Loss on the Extinguishment of Debt
During the year ended December 31, 2017, the loss on the extinguishment of debt included $7.6 million related to the redemption of the Company’s 5.875% Senior Notes due 2021 at a redemption price of 102.938% and a $4.2 million write-off of deferred financing costs associated with the redemption.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule of Debt Maturities
As of December 31, 2019, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2020	$—
2021	—
2022	—
2023	60,000
2024	—
Thereafter	500,000
$560,000

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
There was no New ATM Program activity for 2019. The following table summarizes the quarterly Prior ATM Program activity for 2019 and 2018 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2019	2018
Number of shares	2,459	10,265
Average sales price per share	$19.48	$17.76
Gross proceeds(1)	$47,893	$182,321

(1)	Total gross proceeds is before $0.6 million and $2.3 million, respectively, of commissions paid to the sales agents during the years ended December 31, 2019 and 2018 under the Prior ATM Program.
As of December 31, 2019, the Company had $300.0 million available for future issuances under the New ATM Program.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2019, 2018 and 2017 (dollars in thousands, except per share amounts):

	For the Three Months Ended
2019	March 31,	June 30,	September 30,	December 31,
Dividends declared	$0.225	$0.225	$0.225	$0.225
Dividends payment date	April 15, 2019	July 15, 2019	October 15, 2019	January 15, 2020
Dividends payable as of record date	$20,011	$21,508	$21,500	$21,500
Dividends record date	March 29, 2019	June 28, 2019	September 30, 2019	December 31, 2019

2018
Dividends declared	$0.205	$0.205	$0.205	$0.205
Dividends payment date	April 13, 2018	July 13, 2018	October 15, 2018	January 15, 2019
Dividends payable as of record date	$15,608	$16,224	$17,196	$17,710
Dividends record date	March 30, 2018	June 29, 2018	September 28, 2018	December 31, 2018

2017
Dividends declared	$0.185	$0.185	$0.185	$0.185
Dividends payment date	April 14, 2017	July 14, 2017	October 13, 2017	January 16, 2018
Dividends payable as of record date	$13,421	$14,047	$14,045	$14,043
Dividends record date	March 31, 2017	June 30, 2017	September 29, 2017	December 29, 2017

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
The following table summarizes restricted stock award and performance award activity for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2017	422,911	$14.19
Granted	287,982	15.25
Vested	(191,287)	14.39
Forfeited	(334)	15.21
Unvested balance at December 31, 2018	519,272	14.69
Granted	180,629	22.22
Vested	(247,534)	14.50
Forfeited	(134)	15.21
Unvested balance at December 31, 2019	452,233	$17.90

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$4,104	$3,848	$2,416

As of December 31, 2019, there was $4.3 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 2.1 years.
In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”) on June 1, 2014, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2019, no shares vested or were forfeited. At December 31, 2019, there were 1,760 unvested restricted stock awards outstanding.
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
In February 2018, the Compensation Committee of the Company’s Board of Directors granted 141,060 shares of restricted stock to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date, and the shares vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, the Compensation Committee granted 120,460 performance stock awards to officers and employees. Each share had a fair market value on the date of grant of $15.13 per share, based on the market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one- to four-year period. The amount of performance awards that will ultimately vest is dependent on the Company meeting or exceeding fiscal year over year NFFO per share growth of 6.0% or greater.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2019, 2018 and 2017, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$46,359	$57,923	$25,874
Less: Net income allocated to participating securities	(296)	(364)	(354)
Numerator for basic and diluted earnings available to common stockholders	$46,063	$57,559	$25,520
Denominator:
Weighted-average basic common shares outstanding	93,088	79,386	72,647
Weighted-average diluted common shares outstanding	93,098	79,392	72,647

Earnings per common share, basic	$0.49	$0.73	$0.35
Earnings per common share, diluted	$0.49	$0.72	$0.35

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per share for the years ended December 31, 2019, 2018 and 2017, when their inclusion would have been anti-dilutive.

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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities under the Ensign Master Leases, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of its initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of December 31, 2019, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $13.5 million, of which $11.8 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Major operator concentration – As of December 31, 2019, Ensign leased 85 skilled nursing, assisted living and independent living facilities which had a total of 8,908 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are California, Texas, Utah and Arizona. During the years ended December 31, 2019, 2018 and 2017, Ensign represented 38%, 42% and 49%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements. On October 1, 2019, Ensign completed the Pennant Spin. See Note 3, Real Estate Investments, Net, for additional information regarding the Company’s facilities leased to Ensign subsequent to the Pennant Spin.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2019, PMG leased 15 skilled nursing facilities which had a total of 2,145 beds and units and are located in Louisiana and Texas. During the years ended December 31, 2019, 2018 and 2017, PMG represented 15%, 8% and 8%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.

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
The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors:
CareTrust REIT, Inc. – The Parent Guarantor was formed on October 29, 2013 in anticipation of the Spin-Off on June 1, 2014. The Parent Guarantor did not conduct any operations or have any business prior to the date of the consummation of the Spin-Off related transactions.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2019
(in thousands, except share and per share amounts)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Assets:
Real estate investments, net	$—	$894,830	$519,370	$—	$1,414,200
Other real estate investments, net	—	29,500	3,800	—	33,300
Assets held for sale, net	—	34,590	—	—	34,590
Cash and cash equivalents	—	20,327	—	—	20,327
Accounts and other receivables, net	—	2,549	22	—	2,571
Prepaid expenses and other assets	—	10,847	3	—	10,850
Deferred financing costs, net	—	3,023	—	—	3,023
Investment in subsidiaries	949,275	541,019	—	(1,490,294)	—
Intercompany	—	—	19,295	(19,295)	—
Total assets	$949,275	$1,536,685	$542,490	$(1,509,589)	$1,518,861
Liabilities and Equity:
Senior unsecured notes payable, net	$—	$295,911	$—	$—	$295,911
Senior unsecured term loan, net	—	198,713	—	—	198,713
Unsecured revolving credit facility	—	60,000	—	—	60,000
Accounts payable and accrued liabilities	—	13,491	1,471	—	14,962
Dividends payable	21,684	—	—	—	21,684
Intercompany	—	19,295	—	(19,295)	—
Total liabilities	21,684	587,410	1,471	(19,295)	591,270
Total equity	927,591	949,275	541,019	(1,490,294)	927,591
Total liabilities and equity	$949,275	$1,536,685	$542,490	$(1,509,589)	$1,518,861

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATING INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Revenues:
Rental income	$—	$81,380	$74,287	$—	$155,667
Independent living facilities	—	—	3,389	—	3,389
Interest and other income	—	3,001	1,344	—	4,345
Total revenues	—	84,381	79,020	—	163,401
Expenses:
Depreciation and amortization	—	30,436	21,386	—	51,822
Interest expense	—	28,125	—	—	28,125
Property taxes	—	2,887	161	—	3,048
Independent living facilities	—	—	2,898	—	2,898
Impairment of real estate investments	—	16,692	—	—	16,692
Provision for loan losses	—	1,076	—	—	1,076
General and administrative	4,218	10,868	72	—	15,158
Total expenses	4,218	90,084	24,517	—	118,819
Gain on sale of real estate	—	217	1,560	—	1,777
Income in Subsidiary	50,577	56,063	—	(106,640)	—
Net income	$46,359	$50,577	$56,063	$(106,640)	$46,359

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(114)	$49,681	$76,728	$—	$126,295
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	—	(109,294)	(212,164)	—	(321,458)
Improvements to real estate	—	(1,360)	(1,992)	—	(3,352)
Purchases of equipment, furniture and fixtures	—	(2,933)	(4)	—	(2,937)
Investment in real estate mortgage and other loans receivable	—	(18,246)	—	—	(18,246)
Principal payments received on real estate mortgage and other loans receivable	—	24,283	—	—	24,283
Repayment of other real estate investment	—	—	2,204	—	2,204
Net proceeds from sales of real estate	—	218	3,281	—	3,499
Distribution from Subsidiary	80,619	—	—	(80,619)	—
Intercompany financing	(193,286)	(131,947)	—	325,233	—
Net cash used in investing activities	(112,667)	(239,279)	(208,675)	244,614	(316,007)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	195,924	—	—	—	195,924
Proceeds from the issuance of senior unsecured term loan	—	200,000	—	—	200,000
Borrowings under unsecured revolving credit facility	—	243,000	—	—	243,000
Payments on unsecured revolving credit facility	—	(278,000)	—	—	(278,000)
Payments on senior unsecured term loan	—	(100,000)	—	—	(100,000)
Payments of deferred financing costs	—	(4,534)	—	—	(4,534)
Net-settle adjustment on restricted stock	(2,524)	—	—	—	(2,524)
Dividends paid on common stock	(80,619)	—	—	—	(80,619)
Distribution to Parent	—	(80,619)	—	80,619	—
Intercompany financing	—	193,286	131,947	(325,233)	—
Net cash provided by financing activities	112,781	173,133	131,947	(244,614)	173,247
Net decrease in cash and cash equivalents	—	(16,465)	—	—	(16,465)
Cash and cash equivalents, beginning of period	—	36,792	—	—	36,792
Cash and cash equivalents, end of period	$—	$20,327	$—	$—	$20,327

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10)	$40,092	$59,275	$—	$99,357
Cash flows from investing activities:
Acquisitions of real estate	—	(111,640)	—	—	(111,640)
Improvements to real estate	—	(7,204)	(26)	—	(7,230)
Purchases of equipment, furniture and fixtures	—	(1,713)	(69)	—	(1,782)
Investment in real estate mortgage and other loans receivable	—	(5,648)	—	—	(5,648)
Principal payments received on real estate mortgage and other loans receivable	—	3,227	—	—	3,227
Escrow deposit for acquisition of real estate	—	(5,000)	—	—	(5,000)
Net proceeds from the sale of real estate	—	13,004	—	—	13,004
Distribution from Subsidiary	62,999	—	—	(62,999)	—
Intercompany financing	(178,584)	59,180	—	119,404	—
Net cash used in investing activities	(115,585)	(55,794)	(95)	56,405	(115,069)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	179,882	—	—	—	179,882
Borrowings under unsecured revolving credit facility	—	65,000	—	—	65,000
Payments on unsecured revolving credit facility	—	(135,000)	—	—	(135,000)
Net-settle adjustment on restricted stock	(1,288)	—	—	—	(1,288)
Dividends paid on common stock	(62,999)	—	—	—	(62,999)
Distribution to Parent	—	(62,999)	—	62,999	—
Intercompany financing	—	178,584	(59,180)	(119,404)	—
Net cash provided by (used in) financing activities	115,595	45,585	(59,180)	(56,405)	45,595
Net increase in cash and cash equivalents	—	29,883	—	—	29,883
Cash and cash equivalents, beginning of period	—	6,909	—	—	6,909
Cash and cash equivalents, end of period	$—	$36,792	$—	$—	$36,792

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(in thousands)

	Parent Guarantor	Issuers	Combined Subsidiary Guarantors	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(222)	$25,745	$63,277	$—	$88,800
Cash flows from investing activities:
Acquisition of real estate	—	(296,517)	—	—	(296,517)
Improvements to real estate	—	(681)	(67)	—	(748)
Purchases of equipment, furniture and fixtures	—	(309)	(94)	—	(403)
Investment in real estate mortgage loan receivable	—	(12,416)	—	—	(12,416)
Sale of other real estate investment	—	—	7,500	—	7,500
Principal payments received on mortgage loan receivable	—	25	—	—	25
Distribution from Subsidiary	52,587	—	—	(52,587)	—
Intercompany financing	(169,235)	70,616	—	98,619	—
Net cash (used in) provided by investing activities	(116,648)	(239,282)	7,339	46,032	(302,559)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	170,323	—	—	—	170,323
Proceeds from the issuance of senior unsecured notes payable	—	300,000	—	—	300,000
Borrowings under unsecured revolving credit facility	—	238,000	—	—	238,000
Payments on senior unsecured notes payable	—	(267,639)	—	—	(267,639)
Payments on unsecured revolving credit facility	—	(168,000)	—	—	(168,000)
Net-settle adjustment on restricted stock	(866)	—	—	—	(866)
Payments of deferred financing costs	—	(6,063)	—	—	(6,063)
Dividends paid on common stock	(52,587)	—	—	—	(52,587)
Distribution to Parent	—	(52,587)	—	52,587	—
Intercompany financing	—	169,235	(70,616)	(98,619)	—
Net cash provided by (used in) financing activities	116,870	212,946	(70,616)	(46,032)	213,168
Net decrease in cash and cash equivalents	—	(591)	—	—	(591)
Cash and cash equivalents, beginning of period	—	7,500	—	—	7,500
Cash and cash equivalents, end of period	$—	$6,909	$—	$—	$6,909

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

	For the Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$39,658	$46,201	$33,314	$44,228
Net income (loss)	16,053	19,698	(10,054)	20,662
Earnings per common share, basic	0.18	0.21	(0.11)	0.22
Earnings per common share, diluted	0.18	0.21	(0.11)	0.22
Other data:
Weighted-average number of common shares outstanding, basic	88,010	94,036	95,103	95,103
Weighted-average number of common shares outstanding, diluted	88,010	94,036	95,103	95,144
	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$38,101	$38,969	$39,510	$40,361
Net income	14,607	13,267	14,510	15,539
Earnings per common share, basic	0.19	0.17	0.18	0.18
Earnings per common share, diluted	0.19	0.17	0.18	0.18
Other data:
Weighted-average number of common shares outstanding, basic	75,504	76,374	81,490	84,059
Weighted-average number of common shares outstanding, diluted	75,504	76,374	81,490	84,084

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Recent Acquisitions
In January 2020, the Company acquired one skilled nursing facility for approximately $18.7 million, which includes estimated capitalized acquisition costs. The facility was leased to an affiliate of the operator which developed the property, Cascadia Healthcare, LLC. The contractual initial annual cash rent from the acquisition is approximately $1.7 million. The acquisition was funded using borrowings under the Company’s Revolving Facility, cash on hand and a credit for the Company’s original equity investment in the facility and preferred returns thereon. See Note 4, Other Real Estate Investments, Net for further detail.
In February 2020, the Company acquired one assisted living facility for approximately $7.4 million, which includes estimated capitalized acquisition costs. The facility was leased to an affiliate of Bayshire, LLC. The contractual initial annual cash rent from the acquisition is approximately $0.6 million. The acquisition was funded using borrowings under the Company’s Revolving Facility and cash on hand.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended Agreements

In January 2020, the Company amended its loan agreement secured by mortgages on the three skilled nursing facilities sold to CommuniCare, as discussed in Note 3, Real Estate Investments, Net. The amended agreement has a new maturity date of April 30, 2020. See Note 4, Other Real Estate Investments, Net for further detail.

Asset Sales

On February 14, 2020, the Company closed on the sale of the six Metron skilled nursing facilities which were held for sale as of December 31, 2019. In connection with the sale for $36.0 million, the Company received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC, the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million.  The mortgage loan bears interest at 7.5% and has a maturity date of March 31, 2020.  The Company does not expect to record a material gain or loss in connection with the sale.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars in thousands)

				Initial Cost to Company			Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Costs Cap. Since Acq.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$(1,223)	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	(2,891)	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	(783)	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	(2,759)	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	(3,523)	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	(3,276)	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	(2,409)	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	(3,610)	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	(1,964)	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	(2,755)	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	(2,911)	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	(2,413)	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	(2,313)	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	(2,088)	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	(2,771)	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	(2,106)	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	(2,120)	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	(1,330)	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,661	470	10,376	10,846	(6,512)	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	(938)	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	(1,484)	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	(1,878)	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	(866)	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	(2,340)	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	(1,384)	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	(1,680)	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	(2,351)	2012	2008

Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	(810)	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	(1,476)	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	(1,276)	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	(835)	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	(4,507)	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	(5,005)	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	(994)	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	(2,903)	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	(1,627)	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	(1,875)	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	(422)	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	(407)	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	(828)	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	(1,227)	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	(726)	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	(1,451)	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	(842)	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	(1,541)	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	(950)	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	(604)	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	(515)	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	(941)	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	(1,358)	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	(1,811)	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	(468)	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	(968)	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	(2,042)	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	(2,011)	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	(714)	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	(2,655)	2011	2011
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	(1,069)	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	(954)	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	(1,530)	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	(275)	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	(2,771)	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	(1,786)	2013	2012

Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	(558)	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	(781)	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	(605)	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	(368)	2013	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	(547)	1960	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	(796)	1970	2013
Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	(572)	1966	2013
Sky Holdings AZ LLC	Bella Vita Health and Rehabilitation Center	Glendale, AZ	—	228	1,124	1,380	228	2,504	2,731	(1,613)	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	152	357	1,493	152	1,850	2,002	(1,040)	2012	2009
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	56	1,668	15,431	17,099	(1,898)	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	(882)	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	(577)	1987	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin, GA	—	251	7,855	—	251	7,855	8,106	(884)	2010	2015
CTR Partnership, L.P.	BeaverCreek Health and Rehab	Beavercreek, OH	—	892	17,159	13	892	17,172	18,064	(1,824)	2014	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	192	833	18,278	19,111	(1,947)	1992	2015
CTR Partnership, L.P.	Englewood Health and Rehab	Englewood, OH	—	1,014	18,541	88	1,014	18,629	19,643	(1,991)	1962	2015
CTR Partnership, L.P.	Portsmouth Health and Rehab	Portsmouth, OH	—	282	9,726	192	282	9,918	10,200	(1,067)	2008	2015
CTR Partnership, L.P.	West Cove Care & Rehabilitation Center	Toledo, OH	—	93	10,365	—	93	10,365	10,458	(1,101)	2007	2015
CTR Partnership, L.P.	BellBrook Health and Rehab	Bellbrook, OH	—	214	2,573	25	214	2,598	2,812	(275)	2003	2015
CTR Partnership, L.P.	Xenia Health and Rehab	Xenia, OH	—	205	3,564	23	205	3,587	3,792	(380)	1981	2015
CTR Partnership, L.P.	Jamestown Place Health and Rehab	Jamestown, OH	—	266	4,725	127	266	4,852	5,118	(522)	1967	2015
CTR Partnership, L.P.	Casa de Paz	Sioux City, IA	—	119	7,727	—	119	7,727	7,846	(757)	1974	2016
CTR Partnership, L.P.	Denison Care Center	Denison, IA	—	96	2,784	—	96	2,784	2,880	(273)	2015	2016
CTR Partnership, L.P.	Garden View Care Center	Shenandoah, IA	—	105	3,179	—	105	3,179	3,284	(311)	2013	2016
CTR Partnership, L.P.	Grandview Health Care Center	Dayton, IA	—	39	1,167	—	39	1,167	1,206	(114)	2014	2016
CTR Partnership, L.P.	Grundy Care Center	Grundy Center, IA	—	65	1,935	—	65	1,935	2,000	(189)	2011	2016
CTR Partnership, L.P.	Iowa City Rehab and Health Care Center	Iowa City, IA	—	522	5,690	—	522	5,690	6,212	(557)	2014	2016
CTR Partnership, L.P.	Lenox Care Center	Lenox, IA	—	31	1,915	—	31	1,915	1,946	(188)	2012	2016
CTR Partnership, L.P.	Osage	Osage, IA	—	126	2,255	—	126	2,255	2,381	(221)	2014	2016
CTR Partnership, L.P.	Pleasant Acres Care Center	Hull, IA	—	189	2,544	—	189	2,544	2,733	(249)	2014	2016
CTR Partnership, L.P.	Cedar Falls Health Care Center	Cedar Falls, IA	—	324	4,366	—	324	4,366	4,690	(409)	2015	2016
CTR Partnership, L.P.	Premier Estates of Highlands	Norwood, OH	—	364	2,199	282	364	2,481	2,845	(217)	2012	2016

CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	(705)	1989	2016
CTR Partnership, L.P.	The Oaks	Petaluma, CA	—	3,646	2,873	110	3,646	2,983	6,629	(270)	2015	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	(915)	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	(1,706)	1984	2016
CTR Partnership, L.P.	Decatur Medical Lodge	Decatur, TX	—	990	24,909	—	990	24,909	25,899	(1,920)	2013	2016
CTR Partnership, L.P.	Royse City Medical Lodge	Royse City, TX	—	606	14,660	—	606	14,660	15,266	(1,130)	2009	2016
CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	(405)	2009	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	(593)	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	(246)	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	(259)	2014	2017
CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	(242)	2014	2017
CTR Partnership, L.P.	Wellspring Health and Rehabilitation of Cascadia	Nampa, ID	—	774	5,044	—	774	5,044	5,818	(336)	2011	2017
CTR Partnership, L.P.	The Rio at Fox Hollow	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	(779)	2016	2017
CTR Partnership, L.P.	The Rio at Cabezon	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	(630)	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	(131)	1993	2017
CTR Partnership, L.P.	Secora Health and Rehabilitation of Cascadia	Portland, OR	—	1,481	2,216	—	1,481	2,216	3,697	(139)	2012	2017
CTR Partnership, L.P.	Mountain Valley	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	(459)	1971	2017
CTR Partnership, L.P.	Caldwell Care	Caldwell, ID	—	906	7,020	—	906	7,020	7,926	(410)	1947	2017
CTR Partnership, L.P.	Canyon West	Caldwell, ID	—	312	10,410	—	312	10,410	10,722	(607)	1969	2017
CTR Partnership, L.P.	Lewiston Health and Rehabilitation	Lewiston, ID	—	625	12,087	—	625	12,087	12,712	(680)	1964	2017
CTR Partnership, L.P.	The Orchards	Nampa, ID	—	785	8,923	—	785	8,923	9,708	(502)	1958	2017
CTR Partnership, L.P.	Weiser Care	Weiser, ID	—	80	4,419	—	80	4,419	4,499	(249)	1964	2017
CTR Partnership, L.P.	Aspen Park	Moscow, ID	—	698	5,092	274	698	5,366	6,064	(292)	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	1,256	681	7,843	8,524	(453)	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	1,171	607	5,972	6,579	(325)	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	891	1,602	5,427	7,029	(313)	2006	2017
CTR Partnership, L.P.	Brookfield Health and Rehab	Battle Ground, WA	—	320	500	—	320	500	820	(29)	2012	2017
CTR Partnership, L.P.	The Oaks at Forest Bay	Seattle, WA	—	6,347	815	—	6,347	815	7,162	(46)	1997	2017
CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,000	1,779	—	1,000	1,779	2,779	(100)	1989	2017
CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	445	869	—	445	869	1,314	(49)	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	(1,113)	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	—	2,897	14,700	17,597	(827)	1969	2017

CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	(1,231)	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	(247)	1973	2017
CTR Partnership, L.P.	Copper Ridge Health and Rehabilitation Center	Butte, MT	—	220	4,974	—	220	4,974	5,194	(262)	2010	2018
CTR Partnership, L.P.	Prairie Heights Healthcare Center	Aberdeen, SD	—	1,372	7,491	—	1,372	7,491	8,863	(303)	1965	2018
CTR Partnership, L.P.	The Meadows on University	Fargo, ND	—	989	3,275	—	989	3,275	4,264	(106)	1966	2018
CTR Partnership, L.P.	The Suites - Parker	Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	(495)	2012	2018
CTR Partnership, L.P.	Huntington Park Nursing Center	Huntington Park, CA	—	3,131	8,876	76	3,131	8,952	12,083	(207)	1955	2019
CTR Partnership, L.P.	Shoreline Care Center	Oxnard, CA	—	1,699	9,004	—	1,699	9,004	10,703	(212)	1962	2019
CTR Partnership, L.P.	Downey Care Center	Downey, CA	—	2,502	6,141	—	2,502	6,141	8,643	(145)	1967	2019
CTR Partnership, L.P.	Courtyard Healthcare Center	Davis, CA	—	2,351	9,256	—	2,351	9,256	11,607	(222)	1969	2019
Gulf Coast Buyer 1 LLC	Alpine Skilled Nursing and Rehabilitation	Ruston, LA	—	2,688	23,825	—	2,688	23,825	26,513	(475)	2014	2019
Gulf Coast Buyer 1 LLC	The Bradford Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,758	21,325	17	3,758	21,342	25,100	(425)	1980	2019
Gulf Coast Buyer 1 LLC	Colonial Oaks Skilled Nursing and Rehabilitation	Bossier City, LA	—	1,635	21,180	—	1,635	21,180	22,815	(412)	2013	2019
Gulf Coast Buyer 1 LLC	The Guest House Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,437	20,889	184	3,437	21,073	24,510	(422)	2006	2019
Gulf Coast Buyer 1 LLC	Pilgrim Manor Skilled Nursing and Rehabilitation	Bossier City, LA	—	2,979	24,617	—	2,979	24,617	27,596	(486)	2008	2019
Gulf Coast Buyer 1 LLC	Shreveport Manor Skilled Nursing and Rehabilitation	Shreveport, LA	—	676	10,238	193	676	10,431	11,107	(198)	2008	2019
Gulf Coast Buyer 1 LLC	Booker T. Washington Skilled Nursing and Rehabilitation	Shreveport, LA	—	2,452	9,148	113	2,452	9,261	11,713	(191)	2013	2019
Gulf Coast Buyer 1 LLC	Legacy West Rehabilitation and Healthcare	Corsicana, TX	—	120	6,682	276	120	6,958	7,078	(141)	2002	2019
Gulf Coast Buyer 1 LLC	Legacy at Jacksonville	Jacksonville, TX	—	173	7,481	52	173	7,533	7,706	(156)	2006	2019
Gulf Coast Buyer 1 LLC	Pecan Tree Rehabilitation and Healthcare	Gainesville, TX	—	219	10,097	124	219	10,221	10,440	(202)	1990	2019
Lakewest SNF Realty, LLC	Lakewest Rehabilitation and Skilled Care	Dallas, TX	—	—	6,905	—	—	6,905	6,905	(129)	2011	2019
CTR Partnership, L.P.	Cascadia of Nampa	Nampa, ID	—	880	14,117	—	880	14,117	14,997	(219)	2017	2019
CTR Partnership, L.P.	Valley Skilled Nursing	Modesto, CA	—	798	7,671	—	798	7,671	8,469	(50)	2016	2019
			—	145,149	889,318	89,189	144,139	979,517	1,123,655	(162,361)
Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	(4,986)	2011	1999
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	(2,077)	2008	2011
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	(3,016)	1994	2011

Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	(889)	1978	2011
4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	(886)	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	(892)	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	(678)	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	(463)	2012	2012
CTR Partnership, L.P.	Centerville Campus	Dayton, OH	—	3,912	22,458	117	3,781	22,706	26,487	(2,432)	2007	2015
CTR Partnership, L.P.	Liberty Nursing Center	Willard, OH	—	143	11,097	50	143	11,147	11,290	(1,195)	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown	Middletown, OH	—	990	7,484	172	990	7,656	8,646	(822)	1985	2015
CTR Partnership, L.P.	Premier Estates of Norwood Towers	Norwood, OH	—	1,316	10,071	499	1,316	10,570	11,886	(960)	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	(1,412)	1986	2016
CTR Partnership, L.P.	Bridgeport Medical Lodge	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	(2,152)	2014	2016
CTR Partnership, L.P.	The Villas at Saratoga	Saratoga, CA	—	8,709	9,736	1,635	8,709	11,371	20,080	(346)	2004	2018
CTR Partnership, L.P.	Madison Park Healthcare	Huntington, WV	—	601	6,385	—	601	6,385	6,986	(193)	1924	2018
CTR Partnership, L.P.	Oakview Heights Nursing & Rehabilitation Center	Mt. Carmel, IL	—	298	8,393	—	298	8,393	8,691	(218)	2004	2019
Gulf Coast Buyer 1 LLC	Spring Lake Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,217	21,195	710	3,217	21,905	25,122	(431)	2008	2019
Gulf Coast Buyer 1 LLC	The Village at Heritage Oaks	Corsicana, TX	—	143	11,429	196	143	11,625	11,768	(234)	2007	2019
CTR Partnership, L.P.	City Creek Post-Acute and Assisted Living	Sacramento, CA	—	3,980	10,106	—	3,980	10,106	14,086	(69)	1990	2019
			—	29,939	202,819	6,565	29,808	209,515	239,323	(24,351)
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	(1,276)	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	(3,232)	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	(395)	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	(772)	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	(1,297)	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	(811)	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	(2,248)	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	(831)	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	(452)	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	(1,048)	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	(1,086)	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	(408)	1995	2013
Sky Holdings AZ LLC	Desert Sky Assisted Living	Glendale, AZ	—	61	304	372	61	676	737	(435)	2004	2002
Lemon River Holdings LLC	The Grove Assisted Living	Riverside, CA	—	342	802	3,360	342	4,162	4,504	(2,340)	2012	2009

Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	258	411	2,570	2,981	(1,250)	1994	2011
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	—	430	6,714	7,144	(839)	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,114	3	250	6,117	6,367	(765)	2011	2014
CTR Partnership, L.P.	Bristol Court Assisted Living	Saint Petersburg, FL	—	645	7,322	13	645	7,335	7,980	(827)	2010	2015
CTR Partnership, L.P.	Asbury Place Assisted Living	Pensacola, FL	—	212	4,992	72	212	5,064	5,276	(543)	1997	2015
CTR Partnership, L.P.	New Haven Assisted Living of San Angelo	San Angelo, TX	—	284	4,478	—	284	4,478	4,762	(438)	2012	2016
CTR Partnership, L.P.	Lamplight Inn of Fort Wayne	Fort Wayne, IN	—	452	8,703	—	452	8,703	9,155	(834)	2015	2016
CTR Partnership, L.P.	Lamplight Inn of West Allis	West Allis, WI	—	97	6,102	—	97	6,102	6,199	(585)	2013	2016
CTR Partnership, L.P.	Lamplight Inn of Baltimore	Baltimore, MD	—	—	3,697	—	—	3,697	3,697	(354)	2014	2016
CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	405	1,489	3,936	5,425	(353)	1980	2016
CTR Partnership, L.P.	English Meadows Elks Home Campus	Bedford, VA	—	451	9,023	142	451	9,165	9,616	(865)	2014	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	—	312	6,919	7,231	(634)	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	131	4,157	4,288	(381)	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	—	603	9,326	9,929	(835)	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	—	241	4,112	4,353	(368)	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	—	492	9,199	9,691	(824)	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	302	5,773	6,075	(517)	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	(308)	1984	2016
CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	—	493	14,002	14,495	(1,021)	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	—	356	10,812	11,168	(788)	2016	2017
CTR Partnership, L.P.	Tangerine Cove of Brooksville	Brooksville, FL	—	995	927	161	995	1,088	2,083	(77)	1984	2017
CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	(352)	2016	2017
CTR Partnership, L.P.	Culpeper	Culpepper, VA	—	318	3,897	69	318	3,966	4,284	(257)	1997	2017
CTR Partnership, L.P.	Louisa	Louisa, VA	—	407	4,660	72	407	4,732	5,139	(313)	2002	2017
CTR Partnership, L.P.	Warrenton	Warrenton, VA	—	1,238	7,247	85	1,238	7,332	8,570	(462)	1999	2017
CTR Partnership, L.P.	Vista Del Lago	Escondido, CA	—	4,362	7,997	—	4,362	7,997	12,359	(70)	2015	2019
			—	29,527	196,789	9,223	29,527	206,012	235,539	(31,491)
Independent Living Properties:
Hillview Health Holdings LLC	Lakeland Hills	Dallas, TX	—	680	4,872	1,011	680	5,883	6,563	(2,156)	1996	2011
			—	680	4,872	1,011	680	5,883	6,563	(2,156)
			—	$205,295	$1,293,798	$105,988	$204,154	$1,400,927	$1,605,081	$(220,359)

(1) The aggregate cost of real estate for federal income tax purposes was $1.6 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars in thousands)

	Year Ended December 31,
Real estate:	2019	2018	2017
Balance at the beginning of the period	$1,368,157	$1,266,484	$986,215
Acquisitions	318,070	106,208	280,477
Improvements	3,103	7,230	744
Impairment	(21,465)	—	—
Sales of real estate	(62,784)	(11,765)	(952)
Balance at the end of the period	$1,605,081	$1,368,157	$1,266,484
Accumulated depreciation:
Balance at the beginning of the period	$(185,926)	$(152,185)	$(121,797)
Depreciation expense	(40,373)	(34,676)	(30,493)
Impairment	5,220	—	—
Sales of real estate	720	935	105
Balance at the end of the period	$(220,359)	$(185,926)	$(152,185)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2019
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Principal Balance	Book Value (3)	Carrying Amount of Loans Subject to Delinquent Principal or Interest

First Mortgage:
Ohio (3 SNF facilities)	10.0%	2020	(1)	$—		$26,500	$26,500	$—

Third Mortgage:
California (1 SNF facility)	8.0%	2019	(2)	5,500	(4)	3,000	3,000	3,000

Loan Loss Allowance				—		—	—	—
				$5,500		$29,500	$29,500	$3,000

(1)	Interest is due monthly, and principal is due at the maturity date.

(2)	Past due.

(3)	The aggregate cost of investments in real estate mortgage loans for federal income tax purposes was $29.5 million.

(4)	An estimate.

Changes in mortgage loans are summarized as follows:

	Year Ended December 31,
	2019	2018	2017

Balance at beginning of period	$12,375	$12,517	$—
Additions during period:
New mortgage loans	40,889	—	12,542
Deductions during period:
Paydowns/Repayments	(23,764)	(142)	(25)
Balance at end of period	$29,500	$12,375	$12,517