Form 10-Q
period 2020-03-31
CareTrust REIT, Inc.
filed 2020-05-07
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-36181

CareTrust REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland			46-3999490
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

905 Calle Amanecer Suite 300	San Clemente	CA	92673
(Address of principal executive offices)			(Zip Code)

(949) 542-3130
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTRE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 6, 2020, there were 95,711,340 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets:
Real estate investments, net	$1,429,525	$1,414,200
Other real estate investments, net	61,753	33,300
Assets held for sale, net	—	34,590
Cash and cash equivalents	23,937	20,327
Accounts and other receivables, net	1,798	2,571
Prepaid expenses and other assets	11,427	10,850
Deferred financing costs, net	2,778	3,023
Total assets	$1,531,218	$1,518,861
Liabilities and Equity:
Senior unsecured notes payable, net	$296,100	$295,911
Senior unsecured term loan, net	198,766	198,713
Unsecured revolving credit facility	75,000	60,000
Accounts payable and accrued liabilities	15,476	14,962
Dividends payable	24,083	21,684
Total liabilities	609,425	591,270
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,196,331 and 95,103,270 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	952	951
Additional paid-in capital	1,161,797	1,162,990
Cumulative distributions in excess of earnings	(240,956)	(236,350)
Total equity	921,793	927,591
Total liabilities and equity	$1,531,218	$1,518,861

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$42,464	$38,347
Independent living facilities	625	860
Interest and other income	1,251	451
Total revenues	44,340	39,658
Expenses:
Depreciation and amortization	13,160	11,902
Interest expense	6,714	6,860
Property taxes	485	826
Independent living facilities	546	707
General and administrative	4,054	3,310
Total expenses	24,959	23,605
Other loss:
Loss on sale of real estate	(56)	—
Net income	$19,325	$16,053
Earnings per common share:
Basic	$0.20	$0.18
Diluted	$0.20	$0.18
Weighted-average number of common shares:
Basic	95,161	88,010
Diluted	95,161	88,010

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2020	95,103,270	$951	$1,162,990	$(236,350)	$927,591
Issuance of common stock, net	—	—	(90)	—	(90)
Vesting of restricted common stock, net of shares withheld for employee taxes	93,061	1	(1,987)	—	(1,986)
Amortization of stock-based compensation	—	—	884	—	884
Common dividends ($0.25 per share)	—	—	—	(23,931)	(23,931)
Net income	—	—	—	19,325	19,325
Balance at March 31, 2020	95,196,331	$952	$1,161,797	$(240,956)	$921,793

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$19,325	$16,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	13,175	11,906
Amortization of deferred financing costs	487	541
Amortization of stock-based compensation	884	994
Straight-line rental income	(26)	(463)
Noncash interest income	—	(10)
Loss on sale of real estate	56	—
Interest income distribution from other real estate investment	1,346	—
Change in operating assets and liabilities:
Accounts and other receivables, net	335	(1,220)
Prepaid expenses and other assets	454	(116)
Accounts payable and accrued liabilities	482	2,389
Net cash provided by operating activities	36,518	30,074
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(25,905)	(52,697)
Improvements to real estate	(2,345)	(452)
Purchases of equipment, furniture and fixtures	(73)	(1,806)
Investment in real estate mortgage and other loans receivable	(100)	(11,389)
Principal payments received on real estate mortgage and other loans receivable	662	411
Repayment of other real estate investment	2,327	—
Escrow deposits for potential acquisitions of real estate	(1,000)	(375)
Net proceeds from sales of real estate	2,134	131
Net cash used in investing activities	(24,300)	(66,177)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	(90)	47,260
Proceeds from the issuance of senior unsecured term loan	—	200,000
Borrowings under unsecured revolving credit facility	15,000	185,000
Payments on unsecured revolving credit facility	—	(95,000)
Payments on senior unsecured term loan	—	(100,000)
Payments of deferred financing costs	—	(4,390)
Net-settle adjustment on restricted stock	(1,986)	(1,495)
Dividends paid on common stock	(21,532)	(17,710)
Net cash (used in) provided by financing activities	(8,608)	213,665
Net increase in cash and cash equivalents	3,610	177,562
Cash and cash equivalents, beginning of period	20,327	36,792
Cash and cash equivalents, end of period	$23,937	$214,354
Supplemental disclosures of cash flow information:
Interest paid	$2,289	$2,242
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,399	$2,303
Increased in deferred financing costs payable	$—	$144
Transfer of pre-acquisition costs to acquired assets	$167	$—
Sale of real estate settled with note receivable	$32,400	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2020, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 212 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,652 operational beds and units located in 28 states with the highest concentration of properties located in California, Texas, Louisiana, Arizona and Idaho. As of March 31, 2020, the Company also owned and operated one independent living facility which had a total of 168 units located in Texas and also had other real estate investments consisting of three mortgage loans receivable of $61.8 million.
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time.
The extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance, and the operational and financial performance of the Company’s tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition could be material.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.

Lessor Accounting—In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the Company generally recognizes lease revenue on a straight-line basis of accounting. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Tenant reimbursements related to property taxes and insurance paid by the lessee directly to a third party on behalf of a lessor are required to be excluded from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental income recognized by the lessor on a gross basis in its income statements. The Company recognized, on a gross basis, property taxes of $0.8 million for each of the three months ended March 31, 2020 and 2019.

The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. For the three months ended March 31, 2020 and 2019, the Company did not recognize any write-off or recovery adjustments to rental income.
Estimates and Assumptions—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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

Other Real Estate Investments—Included in “Other real estate investments, net,” on the Company’s condensed consolidated balance sheet are three mortgage loans receivable. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Subtopic 326) (“ASU 2016-13”), the mortgage loans receivable were recorded at amortized cost, which consisted of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan. Interest income on the Company’s mortgage loans receivable was recognized over the life of the applicable investment using the interest method. Origination costs and fees directly related to the mortgage loans receivable were amortized over the term of the loan as an adjustment to interest income.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The Company evaluated at each reporting period each of its other real estate investments for indicators of impairment. An investment was impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the existing contractual terms. A reserve would be established for the excess of the carrying value of the investment over its fair value.

Upon adoption of ASU 2016-13, the Company elected to account for these instruments under the fair value option, as discussed below, and the fair value of these instruments as recorded in the accompanying condensed consolidated balance sheet includes any unpaid accrued interest. Interest income is recognized as earned within interest and other income in the condensed consolidated income statement.
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
Recent Accounting Standards Adopted by the Company—In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected credit losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans receivable, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). In November 2018, the FASB released ASU No. 2018-19, Codification Improvements to Topic 326 Financial Instruments - Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” Additionally, the FASB issued ASU No. 2019-05, Targeted Transition Relief (“ASU 2019-05”), to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2016-13 became effective for reporting periods beginning after December 15, 2019, and was applied as a cumulative adjustment to retained earnings as of the effective date. The Company adopted ASU 2016-13 on January 1, 2020. With the Company’s primary business being leasing real property to third-party tenants, the majority of receivables that arise in the ordinary course of business qualify as operating leases and are not in the scope of ASU 2016-13.  However, based on the instruments held upon adoption on January 1, 2020, the standard applies to the Company’s mortgage loans receivable, for which the Company elected the fair value option as provided for by ASU 2019-05. These instruments will be measured at fair value on a recurring basis with changes in fair value recognized in other income on the Company’s condensed consolidated income statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of March 31, 2020 and December 31, 2019 (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	March 31, 2020	December 31, 2019
Land	$208,230	$204,154
Buildings and improvements	1,423,769	1,400,927
Integral equipment, furniture and fixtures	94,576	93,005
Identified intangible assets	1,650	1,650
Real estate investments	1,728,225	1,699,736
Accumulated depreciation and amortization	(298,700)	(285,536)
Real estate investments, net	$1,429,525	$1,414,200
As of March 31, 2020, the Company’s 212 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on CPI, some of which are subject to a cap, or fixed rent escalators.
As of March 31, 2020, the Company has one independent living facility that the Company owns and operates.
As of March 31, 2020, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2020 (nine months)	$125,502
2021	167,942
2022	168,039
2023	167,735
2024	167,836
2025	167,938
Thereafter	963,401
$1,928,393

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the three months ended March 31, 2020 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$18,675	$1,669	1	99
Multi-service campuses	—	—	—	—
Assisted living	7,396	590	1	62
Total	$26,071	$2,259	2	161

        (1) Purchase price includes capitalized acquisition costs.
        (2) The number of beds/units includes operating beds at acquisition date.

Sale of Real Estate
On February 14, 2020, the Company closed on the sale of six skilled nursing facilities formerly operated by affiliates of Metron Integrated Health Systems (“Metron”). In connection with the sale for $36.0 million, the Company received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million.  The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, the Company recognized a loss of approximately $0.1 million. In April 2020, the mortgage loan was settled with $18.9 million in cash and a new mortgage loan for $13.9 million. See Note 12, Subsequent Events, and Note 4, Other Real Estate Investments, Net, for further detail.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. OTHER REAL ESTATE INVESTMENTS, NET
Preferred Equity Investments—In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, the Company held an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up in the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, which included capitalized acquisition costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million, of which less than $0.1 million was recognized as interest income during the three months ended March 31, 2020. As of March 31, 2020, the Company had no remaining preferred equity investments.

Mortgage Loans Receivable—In July 2019, the Company provided MCRC, LLC a real estate loan secured by a 176-bed skilled nursing facility in Manteca, California for $3.0 million, which bears a fixed interest rate of 8% and requires monthly interest payments. Concurrently, the Company entered into a purchase and sale agreement to purchase the Manteca facility from MCRC, LLC for approximately $16.4 million subject to normal diligence and other contingencies. The loan documents provide for a maturity date of the earlier to occur of the closing date of the acquisition, or five business days following the termination of the purchase and sale agreement.  MCRC, LLC breached its obligation to sell the Manteca facility to the Company on the terms outlined in the purchase and sale agreement and, as a result, the Company has commenced non-judicial foreclosure proceedings with respect to the Manteca facility.  The Company expects the Manteca facility to go to auction in 2020 at which point the Company expects to either purchase the facility or be repaid the loan and accrued interest. In January 2020, the borrower further collateralized the loan by causing one of its affiliates to grant the Company a deed of trust in the real estate and improvements that constitute the Palm Gardens Assisted Living Facility in Yolo County, California. The Company has not yet commenced nonjudicial foreclosure proceedings against the owner of the Palm Gardens facility.

In September 2019, the Company provided affiliates of CommuniCare Family of Companies (“CommuniCare”) a $26.5 million loan secured by mortgages on the three skilled nursing facilities sold to CommuniCare, which bears a fixed interest rate of 10%. The mortgage loan, which requires CommuniCare to make monthly interest payments, was set to mature on February 29, 2020 and included an option to be prepaid before the maturity date. In January 2020, the Company amended the mortgage loan’s maturity date to April 30, 2020. See Note 12, Subsequent Events, for a discussion of the extension of the loan’s maturity date in April 2020.

In February 2020, the Company provided subsidiaries of Cascade a $32.4 million loan secured by mortgages on the six skilled nursing facilities formerly operated by affiliates of Metron sold to Cascade in February 2020, as discussed in Note 3, Real Estate Investments, Net. The mortgage loan bore an interest at 7.5% and had a maturity date of March 31, 2020. In April 2020, the mortgage loan was settled with $18.9 million in cash and a new mortgage loan for $13.9 million. See Note 12, Subsequent Events, for further detail.

During the three months ended March 31, 2020 and 2019, the Company recognized $1.1 million and $0.3 million, respectively, of interest income related to the mortgage loans.

5. FAIR VALUE MEASUREMENTS

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. GAAP guidance defines three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Level 3 – Unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and, depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. The Company does not expect that changes in classifications between levels will be frequent.

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Assets:
Mortgage loans receivable	$—	$—	$61,753	$61,753

Mortgage loans receivable: The fair values of the mortgage loans receivable were estimated using an internal valuation model that considered the expected future cash flows of the investments, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies these instruments as Level 3 due to the significant unobservable inputs used in determining the fair value of the underlying collateral which includes capitalization rates in the range of 12% - 13%. A change in these rates could materially impact the estimated fair value of such estimates. The fair value is not sensitive to changes in market interest rates due to the short term nature of the loans and the recent issuance of the notes at market interest rates. As of March 31, 2020, the aggregate fair value of loans that are 90 days or more past due is $2.4 million, and the aggregate unpaid principal balance of such loans is $2.4 million.

For the three months ended March 31, 2020 and 2019, there were no changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the three months ended March 31, 2020 and 2019, there were no real estate assets deemed to be impaired.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

		March 31, 2020			December 31, 2019
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$—	$—	$—	$2,327	$3,800	$3,674
Mortgage loans receivable(1)	3	$—	$—	$—	$29,500	$29,500	$29,500
Financial liabilities:
Senior unsecured notes payable	2	$300,000	$296,100	$295,500	$300,000	$295,911	$312,750

(1)On January 1, 2020, the Company elected the fair value option as provided for by ASU 2019-05 for its mortgage loans receivable. These instruments will be measured at fair value on a recurring basis with changes in fair value recognized in other income on the Company’s condensed consolidated income statements.

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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020			December 31, 2019
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(3,900)	$296,100	$300,000	$(4,089)	$295,911
Senior unsecured term loan	200,000	(1,234)	198,766	200,000	(1,287)	198,713
Unsecured revolving credit facility	75,000	—	75,000	60,000	—	60,000
	$575,000	$(5,134)	$569,866	$560,000	$(5,376)	$554,624
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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and certain of the Company’s wholly owned existing and, subject to certain exceptions, future material

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

subsidiaries (other than the Issuers); provided, however, that such guarantees are subject to automatic release under certain customary circumstances.
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
As of March 31, 2020, the Company was in compliance with all applicable financial covenants under the indenture.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2020, the Operating Partnership had $200.0 million outstanding under the Term Loan and $75.0 million outstanding under the Revolving Facility.

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
As of March 31, 2020, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

7. EQUITY
Common Stock
At-The-Market Offering—On March 10, 2020, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, the Company’s “at-the-market” equity offering program pursuant to the Company’s prior equity distribution agreement, dated as of March 4, 2019, was terminated (the “Prior ATM Program”).
There was no Prior ATM Program or New ATM Program activity for the three months ended March 31, 2020. As of March 31, 2020, the Company had $500.0 million available for future issuances under the New ATM Program.

Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the three months ended March 31, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first three months of 2020 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2020
Dividends declared per share	$0.25
Dividends payment date	April 15, 2020
Dividends payable as of record date	$23,931
Dividends record date	March 31, 2020

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
Restricted Stock Awards— In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. As of March 31, 2020, there were 1,760 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
In January 2020 and March 2020, the Compensation Committee of the Company’s Board of Directors granted 27,000 and 107,790 shares of restricted stock, respectively, to officers and employees. Each share had a fair market value on the date of grant of $22.18 and $19.06 per share, respectively, based on the closing market price of the Company’s common stock on that date, and the shares vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, in March 2020, the Compensation Committee granted 107,790 performance stock awards to officers. Each share had a fair market value on the date of grant of $19.06 per share, based on the closing market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one- to four-year period. The amount of performance awards that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding fiscal year over year growth of 5.0% or greater.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Stock-based compensation expense	$884	$994
As of March 31, 2020, there was $8.3 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 3.0 years.

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”) for the Company’s common stock for the three months ended March 31, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$19,325	$16,053
Less: Net income allocated to participating securities	(75)	(86)
Numerator for basic and diluted earnings available to common stockholders	$19,250	$15,967
Denominator:
Weighted-average basic common shares outstanding	95,161	88,010
Weighted-average diluted common shares outstanding	95,161	88,010

Earnings per common share, basic	$0.20	$0.18
Earnings per common share, diluted	$0.20	$0.18

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three months ended March 31, 2020 and 2019, when their inclusion would have been anti-dilutive.

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

Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign under eight master leases, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of March 31, 2020, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $16.4 million, of which $15.1 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Major operator concentrations – As of March 31, 2020, Ensign leased 85 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 8,874 operational beds and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties as of March 31, 2020 are California, Texas, Utah and Arizona. During the three months ended March 31, 2020 and 2019 Ensign represented 32% and 40%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.
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
As of March 31, 2020, Priority Management Group (“PMG”) leased 15 skilled nursing facilities which had a total of 2,145 beds and units and are located in Louisiana and Texas. During the three months ended March 31, 2020 and 2019, PMG represented 16% and 8%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Amended Agreements
In April 2020, the Company amended its loan agreement secured by mortgages on the three skilled nursing facilities sold to CommuniCare, as discussed in Note 4, Other Real Estate Investments, Net. The amended agreement has a new maturity date of May 29, 2020.
In April 2020, the mortgage loan provided to subsidiaries of Cascade in the amount of $32.4 million was settled in connection with a new mortgage loan transaction engaged in by the Company and a third-party institutional lender as co-

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

lenders, pursuant to which the Company received $18.9 million in cash and a new promissory note in the amount of $13.9 million. The new mortgage loan with Cascade is secured by the six skilled nursing facilities purchased by Cascade (as discussed in Note 3, Real Estate Investments, Net) and is for a combined principal amount of $33.9 million, with the Company’s $13.9 million portion of the indebtedness initially bearing interest at an interest rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The new mortgage loan has a maturity date of April 29, 2022 and includes two six-month extension options.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the COVID-19 pandemic and the measures taken to prevent its spread and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of March 31, 2020, we owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 212 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,652 operational beds and units located in 28 states with the highest concentration of properties located in California, Texas, Louisiana, Arizona and Idaho. As of March 31, 2020, the 85 facilities leased to Ensign had a total of 8,874 operational beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 127 remaining leased properties had a total of 12,778 operational beds and units and are located in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. We also own and operate one independent living facility (“ILF”), which had a total of 168 units located in Texas. As of March 31, 2020, we also had three mortgage loans receivable of $61.8 million.
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

Recent Developments

COVID-19
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time.
Tenants of our properties operating pursuant to triple-net master leases, as well as our one ILF that we own and operate, have been adversely impacted, and we expect will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures, the cost of increased purchases of personal protective equipment and increased staffing costs. To assist our tenants, we ordered approximately $1.2 million in personal protective equipment from March 27, 2020 to May 7, 2020, that we are providing to our tenants at our volume-discounted cost to enable them to benefit from the cost efficiencies of our bulk order. Occupancy levels at our facilities could decline primarily due to, among other among other things, (i) temporary suspensions on new admissions enacted by certain facilities, (ii) with respect to our skilled nursing facilities (“SNFs”), governmental restrictions requiring the temporary deferral of elective surgeries, and (iii) declines in inquiries and tours at our senior housing properties, deferred move-ins and increased move-outs due to concerns about possible COVID-19 outbreaks.
The higher operating costs affecting our tenants may adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. However, approximately 99.3% of our contractual rent obligations due for April have been collected from our tenants. Additionally, we also expect two of our three mortgage loans receivable to be repaid by the end of our second quarter 2020.
The following relief programs enacted by the government are expected to provide some benefits to our tenants:
•The Families First Coronavirus Response Act (“Families First Act”) - Under the Families First Act, a temporary 6.2% increase in Federal Medical Assistance Percentages (“FMAP”) was approved retroactive to January 1, 2020, and several states have directed FMAP funds to SNFs, which has included some of our tenants.
•The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) - Under the CARES Act, a substantial amount of our tenants have received, or are expected to receive, assistance from a $100 billion fund provided for eligible health care providers, which includes operators of SNFs. Additionally, a Payroll Protection Program was established under the CARES Act to provide Small Business Administration loans to businesses with fewer than 500 employees that may be partially forgivable. The CARES Act also includes a temporary suspension from May 1, 2020 through December 31, 2020 of a 2% Medicare sequestration cut, and a deferral of the employer’s Social Security remittances through December 31, 2020.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material. See Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for more information regarding the risks we face as result of the COVID-19 pandemic.

Sale of Real Estate
On February 14, 2020, we closed on the sale of six skilled nursing facilities formerly operated by affiliates of Metron Integrated Health Systems (“Metron”). In connection with the sale for $36.0 million, we received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million.  The mortgage loan bore interest at 7.5% and had a maturity date of March 31, 2020. In connection with the sale, we recognized a loss of approximately $0.1 million. In April 2020, the mortgage loan was settled with $18.9 million in cash and a new mortgage loan for $13.9 million. See Note 12, Subsequent Events, for further detail.

Recent Investments
From January 1, 2020 through May 7, 2020, we acquired one skilled nursing facility and one assisted living facility for approximately $26.1 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $2.3 million and an initial blended yield of approximately 8.7%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

5.25% Senior Notes due 2025 and Effect of Recent Regulation S-X Amendments
In connection with our outstanding 5.25% Senior Notes due 2025 (the “Notes”) and our previous issuance of registered debt securities and in accordance with Rule 3-10 of Regulation S-X, we presented certain condensed consolidating financial information with respect to us, as a guarantor of the Notes, our wholly owned subsidiaries that issued the Notes and our wholly owned subsidiaries that guaranteed the Notes in the financial statement footnotes of our prior Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities. The amendments are effective January 4, 2021, but voluntary compliance with the amendments in advance of January 4, 2021 is permitted. We have elected to comply with these amendments effective with this Quarterly Report on Form 10-Q. As a result, we will no longer include in the financial statement footnotes of our Quarterly and Annual Reports on Form 10-Q and Form 10-K separate condensed consolidating financial information for our wholly owned subsidiaries who issued or guaranteed the Notes. In addition, in accordance with the amendments adopted by the SEC, because the assets, liabilities and results of operations of the combined issuers and guarantors of the Notes are not materially different than the corresponding amounts presented in our condensed consolidated financial statements, we are also not required to present combined summary financial information regarding such subsidiary issuers and guarantors.
Below is a description of certain information regarding the Issuers and the Guarantors (each as defined below) of the Notes.
The Notes, issued by CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), on May 10, 2017 are jointly and severally, fully and unconditionally, guaranteed by CareTrust REIT, Inc., as the parent guarantor (the “Parent Guarantor”), and the wholly owned subsidiaries of the Parent Guarantor other than the Issuers (collectively, the “Subsidiary Guarantors” and, together with the Parent Guarantor, the “Guarantors”), subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor is sold or sells all or substantially all of its assets, the Subsidiary Guarantor is designated “unrestricted” for covenant purposes under the indenture governing the Notes, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied.

The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors:
CareTrust REIT, Inc. – The Parent Guarantor was formed on October 29, 2013 in connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”). The Parent Guarantor was a wholly owned subsidiary of Ensign prior to the effective date of the Spin-Off on June 1, 2014. The Parent Guarantor has not conducted any operations or had any business since the Spin-Off.
CTR Partnership, L.P. and CareTrust Capital Corp. – The Issuers, each of which is a wholly owned subsidiary of the Parent Guarantor, were formed on May 8, 2014 and May 9, 2014, respectively, in anticipation of the Spin-Off and the related transactions. The Issuers did not conduct any operations or have any business prior to the date of the consummation of the Spin-Off related transactions. The Operating Partnership directly invests in real estate and real estate related assets and therefore does not rely solely on the cash flow generated by the Subsidiary Guarantors and their ability to make cash available to the Issuers, by dividend or otherwise. However, in the event that the earnings or available assets of the Issuers are insufficient, the Issuers’ ability to pay principal and interest on the Notes could be dependent on the cash flow generated by the Subsidiary Guarantors and their ability to make such cash available to the Issuers. CareTrust Capital Corp., a co-issuer of the Notes, has no material assets and conducts no operations. Therefore, it has no independent ability to service the interest and principal obligations under the Notes.
Subsidiary Guarantors – The Subsidiary Guarantors consist of all of the subsidiaries of the Parent Guarantor other than the Issuers. The Parent Guarantor conducts a substantial portion of its business operations through the Subsidiary Guarantors, which include all of the entities that were wholly owned subsidiaries of Ensign prior to the consummation of the Spin-Off, among others.
The indenture contains customary covenants summarized below under “—Liquidity and Capital Resources—Indebtedness—Senior Unsecured Notes.” These covenants include a restriction on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers, subject to certain other exceptions, unless: (i) there is no default or event of default under the indenture; (ii) the Issuers are in compliance with specified limitations on indebtedness under the indentures; and (iii) the payments do not exceed a specified restricted payment basket. Dividends or distributions are also permitted if the Parent Guarantor’s board of directors believes in good faith they are necessary to maintain Parent Guarantor’s REIT status or to avoid any excise tax or income tax imposed on Parent Guarantor, provided there is no default or event of default under the indenture. Further, the Issuers and their restricted subsidiaries are not permitted to create or cause to become effective any encumbrance or restriction on the ability of the Issuers to, among other things, pay dividends or make distributions, pay indebtedness, make loans or advances to the Issuers or their restricted subsidiaries or transfer property or assets to the Issuers or their restricted subsidiaries, other than in connection with certain customary exceptions such as in respect of the indenture or the Amended Credit Facility.
See also “—Liquidity and Capital Resources—Indebtedness—Senior Unsecured Notes” for further information about the Notes.

Results of Operations

Operating Results
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2020	2019
	(dollars in thousands)
Revenues:
Rental income	$42,464	$38,347	$4,117	11%
Independent living facilities	625	860	(235)	(27)%
Interest and other income	1,251	451	800	177%
Expenses:
Depreciation and amortization	13,160	11,902	1,258	11%
Interest expense	6,714	6,860	(146)	(2)%
Property taxes	485	826	(341)	(41)%
Independent living facilities	546	707	(161)	(23)%
General and administrative	4,054	3,310	744	22%

Rental income. The $4.1 million, or 11%, increase in rental income is primarily due to $6.7 million in rental income from real estate investments made after April 1, 2019 and $1.1 million from increases in rental rates for our existing tenants, partially offset by a $1.7 million decrease in cash rents, a $1.5 million decrease in rental income due to the disposal of assets in September 2019 and February 2020, a $0.4 million decrease in straight-line rent and a $0.1 million decrease in tenant reimbursements.
Independent living facilities. The $0.2 million, or 27%, decrease in revenues from our ILFs was primarily due to the sale of one ILF to a third party and the lease of one ILF to Ensign concurrently with the previously announced separation of Ensign’s home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. during the fourth quarter ended December 31, 2019, partially offset by an increase in occupancy at Lakeland Hills Independent Living. The $0.2 million, or 23%, decrease in expenses was primarily for the same reasons indicated for the decrease in revenues.
Interest and other income. The $0.8 million, or 177%, increase in interest and other income was primarily due to interest income related to our mortgage loans receivable that we provided to Manteca in July 2019, CommuniCare Family of Companies in September 2019 and Cascade in February 2020, partially offset by repayments of mortgage loans receivable by Covenant Care in August 2019 and Providence Group in December 2019. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $1.3 million, or 11%, increase in depreciation and amortization was primarily due to new real estate investments made after April 1, 2019, partially offset by the disposal of assets.
Interest expense. The $0.1 million, or 2%, decrease in interest expense was primarily due to a lower weighted average debt balance and lower weighted average interest rates for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Property taxes. The $0.3 million, or 41%, decrease was primarily due to the disposal of assets, partially offset by new real estate investments made after April 1, 2019.
General and administrative expense. The $0.7 million, or 22%, increase was primarily related to higher cash wages of $0.8 million, partially offset by a decrease of $0.1 million related to stock-based compensation.

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
As of March 31, 2020, we had cash and cash equivalents of $23.9 million.
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of March 4, 2019, was terminated (the “Prior ATM Program”). There was no Prior ATM Program or New ATM Program activity for the three months ended March 31, 2020. As of March 31, 2020, we had $500.0 million available for future issuances under the New ATM Program.
As of March 31, 2020, we also had $75.0 million outstanding under the Revolving Facility (as defined below). We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.
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
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in March 2023, which will allow us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019

Net cash provided by operating activities	$36,518	$30,074
Net cash used in investing activities	(24,300)	(66,177)
Net cash (used in) provided by financing activities	(8,608)	213,665
Net increase in cash and cash equivalents	3,610	177,562
Cash and cash equivalents, beginning of period	20,327	36,792
Cash and cash equivalents, end of period	$23,937	$214,354
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net cash provided by operating activities increased $6.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase of rental income due to acquisitions, increases in rental rates for existing tenants subsequent to March 31, 2019, increases in interest income related to our mortgage loans receivable and an increase in interest income distributed from our preferred equity investment.
Cash used in investing activities for the three months ended March 31, 2020 was primarily comprised of $27.0 million in acquisitions of real estate and investments in real estate mortgage loans and $2.4 million of improvement in real estate and purchases of furniture, fixtures and equipment, partially offset by $3.0 million of payments received from our preferred equity investment and mortgage and other loans receivable and $2.1 million in net proceeds from real estate sales. Cash used in investing activities for the three months ended March 31, 2019 was primarily comprised of $64.5 million in acquisitions of real estate and investments in real estate mortgage loans.
Our cash flows used in financing activities for the three months ended March 31, 2020 was primarily comprised of $21.5 million in dividends paid and a $2.0 million net settlement adjustment on restricted stock, partially offset by $15.0 million in net borrowings under our Amended Credit Facility. Our cash flows provided by financing activities for the three months ended March 31, 2019 was primarily comprised of $190.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility and $47.3 million in net proceeds from common stock sales under our Prior ATM Program, partially offset by $17.7 million in dividends paid and $4.4 million in payments of deferred financing costs.
Indebtedness
Senior Unsecured Notes

On May 10, 2017, the Issuers completed a public offering of $300.0 million aggregate principal amount of the Notes. The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
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
As described above under “—5.25% Senior Notes due 2025 and Effect of Recent Regulation S-X Amendments,” the obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT and certain of CareTrust REIT’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers).
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
As of March 31, 2020, we were in compliance with all applicable financial covenants under the indenture.
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

The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2020, we had $200.0 million outstanding under the Term Loan and $75.0 million outstanding under the Revolving Facility.
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
As of March 31, 2020, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$386,625	$15,750	$31,500	$31,500	$307,875
Senior unsecured term loan (2)	227,075	4,628	9,232	9,244	203,971
Unsecured revolving credit facility (3)	81,929	2,427	79,502	—	—
Operating leases	3,981	253	495	104	3,129
Total	$699,610	$23,058	$120,729	$40,848	$514,975

(1)Amounts include interest payments of $86.6 million.
(2)Amounts include interest payments of $27.1 million.
(3)Amounts include payments related to the credit facility fee.

Capital Expenditures

We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our one ILF. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign under eight master leases, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of March 31, 2020, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $16.4 million, of which $15.1 million is subject to rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of March 31, 2020, we had a $200.0 million Term Loan outstanding and there was $75.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of March 31, 2020 described above and the interest rates applicable to our outstanding debt at March 31, 2020, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $0.7 million for the three months ended March 31, 2020.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed other than as set forth below.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time. Given the dynamic nature of these circumstances, the duration of business disruption and the related financial effects cannot be reasonably estimated at this time.
The impact of the COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•the inability of our tenants to pay contractual rent in full, on a timely basis or at all due to increases in operating costs incurred by our tenants or declines in occupancy rates at their facilities, which would adversely impact our rental revenue, and the adverse impact on our rental revenue if we grant rent deferrals to any of our tenants;
•the possibility that we may be required to write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or modify lease terms that may be unfavorable to us if a tenant is unable to pay contractual rent and/or the possibility that adverse market conditions or declines in the operating performance of our tenants or borrowers may result in asset impairment charges or credit losses on our loans receivable if we determine that the full amount of our investments are not recoverable;
•the financial deterioration of one or more of our tenants or borrowers, which may result in such tenant(s) experiencing insolvency or initiating bankruptcy or similar proceedings and adversely affect our ability to collect rent or interest payments from such tenants and result in increased costs to us;
•increased costs or delays that may result if we need to reposition or transition any of our currently-leased properties to another tenant or operator, which could adversely impact our revenues and results of operations;
•the possibility of potential lawsuits related to COVID-19 outbreaks involving us, our tenants, operators or borrowers, which could increase our respective costs of business, result in negative publicity and/or result in further decreases in occupancy at our facilities;
•deterioration of state and local economic conditions and job losses, which may decrease demand for and occupancy levels of our properties and cause our rental rates and property values to be negatively impacted;
•possible complete or partial closures of, or other operational issues at, one or more of our properties resulting from government actions or directives, which may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators;
•material increases in our insurance costs, including possible increases in insurance premiums and deductibles;
•limitations on our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings or refinancings or other forms of capital raising, including issuances under our New ATM Program, and which could adversely impact our ability to make new property investments;
•our ability to continue to make cash distributions to our stockholders commensurate with historical levels; and
•our ability to repay our outstanding debt or maintain compliance with the covenants under our Amended Credit Facility and the indenture governing our Notes.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any possible resurgence of COVID-19 that may occur after the initial outbreak subsidies, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2020 are as shown in the table below.
In addition, on March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that that May Yet be Purchased Under the Repurchase Program
January 1 - January 31, 2020	—	$—	—	$—
February 1 - February 29, 2020	88,511	$22.44	—	$150,000,000
March 1, - March 31, 2020	—	$—	—	$—
Total	88,511	$22.44	—	$150,000,000

Item 6. Exhibits.

Exhibit Number	Description of the Document

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

*4.1
Second Supplemental Indenture, dated as of May 7, 2020, to the Indenture dated as of May 24, 2017, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee.

*22.1	List of Subsidiary Issuers and Guarantors of CareTrust REIT, Inc.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
May 7, 2020	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

May 7, 2020	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)