Form 10-Q
period 2020-06-30
CareTrust REIT, Inc.
filed 2020-08-06
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2020, there were 95,736,651 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets:
Real estate investments, net	$1,420,112	$1,414,200
Other real estate investments, net	13,924	33,300
Assets held for sale, net	—	34,590
Cash and cash equivalents	5,798	20,327
Accounts and other receivables, net	1,746	2,571
Prepaid expenses and other assets	5,900	10,850
Deferred financing costs, net	2,533	3,023
Total assets	$1,450,013	$1,518,861
Liabilities and Equity:
Senior unsecured notes payable, net	$296,290	$295,911
Senior unsecured term loan, net	198,819	198,713
Unsecured revolving credit facility	—	60,000
Accounts payable and accrued liabilities	13,318	14,962
Dividends payable	24,140	21,684
Total liabilities	532,567	591,270
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,214,080 and 95,103,270 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	952	951
Additional paid-in capital	1,162,446	1,162,990
Cumulative distributions in excess of earnings	(245,952)	(236,350)
Total equity	917,446	927,591
Total liabilities and equity	$1,450,013	$1,518,861

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$42,507	$44,123	$84,971	$82,470
Independent living facilities	615	887	1,240	1,747
Interest and other income	1,046	1,191	2,297	1,642
Total revenues	44,168	46,201	88,508	85,859
Expenses:
Depreciation and amortization	13,239	13,437	26,399	25,339
Interest expense	5,849	7,285	12,563	14,145
Property taxes	837	456	1,322	1,282
Independent living facilities	546	719	1,092	1,426
General and administrative	4,762	4,606	8,816	7,916
Total expenses	25,233	26,503	50,192	50,108
Other loss:
Loss on sale of real estate	—	—	(56)	—
Net income	$18,935	$19,698	$38,260	$35,751
Earnings per common share:
Basic	$0.20	$0.21	$0.40	$0.39
Diluted	$0.20	$0.21	$0.40	$0.39
Weighted-average number of common shares:
Basic	95,208	94,036	95,185	91,039
Diluted	95,208	94,036	95,185	91,039

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2020	95,103,270	$951	$1,162,990	$(236,350)	$927,591
Issuance of common stock, net	—	—	(90)	—	(90)
Vesting of restricted common stock, net of shares withheld for employee taxes	93,061	1	(1,987)	—	(1,986)
Amortization of stock-based compensation	—	—	884	—	884
Common dividends ($0.25 per share)	—	—	—	(23,931)	(23,931)
Net income	—	—	—	19,325	19,325
Balance at March 31, 2020	95,196,331	$952	$1,161,797	$(240,956)	$921,793
Issuance of common stock, net	—	—	(314)	—	(314)
Vesting of restricted common stock, net of shares withheld for employee taxes	17,749	—	—	—	—
Amortization of stock-based compensation	—	—	963	—	963
Common dividends ($0.25 per share)	—	—	—	(23,931)	(23,931)
Net income	—	—	—	18,935	18,935
Balance at June 30, 2020	95,214,080	$952	$1,162,446	$(245,952)	$917,446

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$38,260	$35,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	26,428	25,354
Amortization of deferred financing costs	975	1,028
Amortization of stock-based compensation	1,847	2,141
Straight-line rental income	(48)	(937)
Noncash interest income	—	(21)
Loss on sale of real estate	56	—
Interest income distribution from other real estate investment	1,346	463
Change in operating assets and liabilities:
Accounts and other receivables, net	806	(2,091)
Prepaid expenses and other assets	528	(185)
Accounts payable and accrued liabilities	(2,256)	235
Net cash provided by operating activities	67,942	61,738
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(25,905)	(285,946)
Improvements to real estate	(6,122)	(68)
Purchases of equipment, furniture and fixtures	(112)	(2,613)
Investment in real estate mortgage and other loans receivable	(13,958)	(11,389)
Principal payments received on real estate mortgage and other loans receivable	66,961	482
Repayment of other real estate investment	2,327	2,204
Net proceeds from sales of real estate	2,134	131
Net cash provided by (used in) investing activities	25,325	(297,199)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	(404)	196,041
Proceeds from the issuance of senior unsecured term loan	—	200,000
Borrowings under unsecured revolving credit facility	15,000	195,000
Payments on unsecured revolving credit facility	(75,000)	(245,000)
Payments on senior unsecured term loan	—	(100,000)
Payments of deferred financing costs	—	(4,534)
Net-settle adjustment on restricted stock	(1,986)	(2,524)
Dividends paid on common stock	(45,406)	(37,685)
Net cash (used in) provided by financing activities	(107,796)	201,298
Net decrease in cash and cash equivalents	(14,529)	(34,163)
Cash and cash equivalents, beginning of period	20,327	36,792
Cash and cash equivalents, end of period	$5,798	$2,629
Supplemental disclosures of cash flow information:
Interest paid	$11,586	$12,963
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,456	$3,834
Right-of-use asset obtained in exchange for new operating lease obligation	$599	$1,010
Transfer of pre-acquisition costs to acquired assets	$167	$242
Increase in pre-acquisition costs payable	$—	$86
Sale of real estate settled with note receivable	$32,400	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2020, the Company owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 212 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,659 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2020, the Company also owned and operated one independent living facility which had a total of 168 units located in Texas and also had one other real estate investment consisting of a mortgage loan receivable of $13.9 million.
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 has resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, the Company’s business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
The duration and extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance, and the operational and financial performance of the Company’s tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any future resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition could be material.

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

Lessor Accounting—In accordance with Accounting Standards Codification (“ASC”) 842, Leases, the Company generally recognizes lease revenue on a straight-line basis of accounting. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Tenant reimbursements related to property taxes and insurance paid by the lessee directly to a third party on behalf of a lessor are required to be excluded from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental income recognized by the lessor on a gross basis in its income statements. The Company recognized, on a gross basis, property taxes of $0.8 million and $1.6 million for the three and six months ended June 30, 2020, respectively. The Company recognized, on a gross basis, property taxes of $0.5 million and $1.3 million for the three and six months ended June 30, 2019, respectively.

The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. For the three and six months ended June 30, 2020 and 2019, the Company did not recognize any write-off or recovery adjustments to rental income.
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

Other Real Estate Investments—Included in “Other real estate investments, net,” on the Company’s condensed consolidated balance sheet are mortgage loans receivable. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Subtopic 326) (“ASU 2016-13”), mortgage loans receivable were recorded at

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

amortized cost, which consisted of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with origination of the loans. Interest income on the Company’s mortgage loans receivable was recognized over the life of the applicable investment using the interest method. Origination costs and fees directly related to the mortgage loans receivable were amortized over the term of the loan as an adjustment to interest income.

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

As of June 30, 2020, the Company had one mortgage loan receivable for which it had elected the fair value option upon origination. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other loss on the Company’s condensed consolidated income statements. Interest income is recognized as earned within interest and other income in the condensed consolidated income statements.
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
Recent Accounting Standards Adopted by the Company—In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected credit losses, rather than incurred losses as previously required by the other-than-temporary impairment model. ASU 2016-13 applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans receivable, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). In November 2018, the FASB released ASU No. 2018-19, Codification Improvements to Topic 326 Financial Instruments - Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” Additionally, the FASB issued ASU No. 2019-05, Targeted Transition Relief (“ASU 2019-05”), to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2016-13 became effective for reporting periods beginning after December 15, 2019, and was applied as a cumulative adjustment to retained earnings as of the effective date. The Company adopted ASU 2016-13 on January 1, 2020. With the Company’s primary business being leasing real property to third-party tenants, the majority of receivables that arise in the ordinary course of business qualify as operating leases and are not in the scope of ASU 2016-13.  However, based on the instruments held upon adoption on January 1, 2020, the standard applied to the Company’s then outstanding mortgage loans receivable, for which the Company elected the fair value option as provided for by ASU 2019-05.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 was effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements— In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), that provides

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”), which will be discontinued by the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company is still evaluating the impact of ASU 2020-04, but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Land	$208,231	$204,154
Buildings and improvements	1,427,547	1,400,927
Integral equipment, furniture and fixtures	94,627	93,005
Identified intangible assets	1,650	1,650
Real estate investments	1,732,055	1,699,736
Accumulated depreciation and amortization	(311,943)	(285,536)
Real estate investments, net	$1,420,112	$1,414,200
As of June 30, 2020, 212 of the Company’s facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (but not less than zero), some of which are subject to a cap, or fixed rent escalators.
As of June 30, 2020, the Company has one independent living facility that the Company owns and operates.
As of June 30, 2020, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2020 (six months)	$84,161
2021	168,585
2022	168,682
2023	168,378
2024	168,479
2025	168,581
Thereafter	966,894
$1,893,760

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the six months ended June 30, 2020 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$18,675	$1,669	1	99
Multi-service campuses	—	—	—	—
Assisted living	7,396	590	1	62
Total	$26,071	$2,259	2	161

        (1) Purchase price includes capitalized acquisition costs.
        (2) The number of beds/units includes operating beds at acquisition date.

Sale of Real Estate
On February 14, 2020, the Company closed on the sale of six skilled nursing facilities formerly operated by affiliates of Metron Integrated Health Systems (“Metron”). In connection with the sale for $36.0 million, the Company received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million.  The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, the Company recognized a loss of approximately $0.1 million. In April 2020, the mortgage loan was settled with $18.9 million in cash and a new mortgage loan for $13.9 million. In July 2020, the Company received prepayment in full, including accrued interest, for the new $13.9 million mortgage loan. See Note 4, Other Real Estate Investments, Net, for further detail on the new mortgage loan.

4. OTHER REAL ESTATE INVESTMENTS, NET
Preferred Equity Investments—In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, the Company held an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up in the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, which included capitalized acquisition costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million, of which less than $0.1 million was recognized as interest income during the six months ended June 30, 2020. The Company did not recognize any interest income during the three months ended June 30, 2020 related to preferred equity investments. As of June 30, 2020, the Company had no remaining preferred equity investments.

Mortgage Loans Receivable—In July 2019, the Company provided MCRC, LLC a real estate loan secured by a 176-bed skilled nursing facility in Manteca, California for $3.0 million, which bore a fixed interest rate of 8% and required monthly interest payments. Concurrently, the Company entered into a purchase and sale agreement to purchase the Manteca facility from MCRC, LLC for approximately $16.4 million subject to normal diligence and other contingencies. The loan documents provided for a maturity date of the earlier to occur of the closing date of the acquisition, or five business days following the termination of the purchase and sale agreement.  MCRC, LLC breached its obligation to sell the Manteca facility to the Company on the terms outlined in the purchase and sale agreement and to repay the real estate loan upon its stated maturity. As a result, the Company commenced non-judicial foreclosure proceedings with respect to the Manteca facility. In January 2020, the borrower further collateralized the loan by causing one of its affiliates to grant the Company a deed of trust in the real estate and improvements that constitute the Palm Gardens Assisted Living Facility in Yolo County, California. During the three months ended June 30, 2020, payment for the loan principal and accrued interest, including default interest, as well as reimbursement for attorney’s fees and certain other costs of suit, were received in full by the Company and, as a result, the Company withdrew all foreclosure-related proceedings related to the Manteca facility loan.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In September 2019, the Company provided affiliates of CommuniCare Family of Companies (“CommuniCare”) a $26.5 million loan secured by mortgages on three skilled nursing facilities sold by the Company to CommuniCare, which bears a fixed interest rate of 10%. The mortgage loan, which requires CommuniCare to make monthly interest payments, was set to mature on February 29, 2020 and included an option to be prepaid before the maturity date. In January 2020, the Company amended the mortgage loan’s maturity date to April 30, 2020. In April 2020, the Company amended the mortgage loan’s maturity date to May 29, 2020. During the three months ended June 30, 2020, payment for the mortgage loan and accrued interest was received in full by the Company.

In February 2020, the Company provided subsidiaries of Cascade a $32.4 million loan secured by mortgages on the six skilled nursing facilities formerly operated by affiliates of Metron sold to Cascade in February 2020, as discussed in Note 3, Real Estate Investments, Net. The mortgage loan bore interest at a fixed rate of 7.5% and had a maturity date of March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between the Company and a third-party institutional lender as co-lenders, pursuant to which the Company received $18.9 million in cash and a new mortgage loan for $13.9 million. The new mortgage loan with Cascade was secured by the same six skilled nursing facilities purchased by Cascade and was for a combined principal amount of $33.9 million, with the Company’s $13.9 million portion of the indebtedness initially bearing interest at a variable rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The new mortgage loan had a maturity date of April 29, 2022 and included two six-month extension options. In July 2020, prepayment for the mortgage loan of $13.9 million and accrued interest was received in full by the Company. See Note 12, Subsequent Events, for further detail.

During the three and six months ended June 30, 2020, the Company recognized $0.9 million and $2.0 million, respectively, of interest income related to its mortgage loans. During the three and six months ended June 30, 2019, the Company recognized $0.5 million and $1.0 million, respectively, of interest income related to its mortgage loans.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Assets:
Mortgage loan receivable	$—	$—	$13,924	$13,924

Mortgage loan receivable: The fair value of the mortgage loan receivable was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies the instrument as Level 3 due to the significant unobservable inputs used in determining the fair value of the underlying collateral which includes capitalization rates in the range of 12% - 13%. A change in these rates could materially impact the estimated fair value of such estimates. The fair value is not sensitive to changes in market interest rates due to the short term nature of the loan and the recent issuance of the note at market interest rates. As of June 30, 2020, the Company did not have any loans that were 90 days or more past due and, subsequent to June 30, 2020 the Company received prepayment in full, including accrued interest, for the mortgage loan. See Note 12, Subsequent Events, for further detail.

For the three and six months ended June 30, 2020 and 2019, there were no changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the three and six months ended June 30, 2020 and 2019, there were no real estate assets deemed to be impaired.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

		June 30, 2020			December 31, 2019
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$—	$—	$—	$2,327	$3,800	$3,674
Mortgage loans receivable(1)	3	$—	$—	$—	$29,500	$29,500	$29,500
Financial liabilities:
Senior unsecured notes payable	2	$300,000	$296,290	$306,000	$300,000	$295,911	$312,750

(1)The Company elected the fair value option for the mortgage loan receivable that was outstanding as of June 30, 2020. See “Items Measured at Fair Value on a Recurring Basis” above.

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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020			December 31, 2019
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(3,710)	$296,290	$300,000	$(4,089)	$295,911
Senior unsecured term loan	200,000	(1,181)	198,819	200,000	(1,287)	198,713
Unsecured revolving credit facility	—	—	—	60,000	—	60,000
	$500,000	$(4,891)	$495,109	$560,000	$(5,376)	$554,624
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
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
As of June 30, 2020, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Prior Credit Agreement”). As later amended on February 1, 2016, the Prior Credit Agreement provided the following: (i) a $400.0 million unsecured asset based revolving credit facility (the “Prior Revolving Facility”), (ii) a $100.0 million non-amortizing unsecured term loan (the “Prior Term Loan” and, together with the Prior Revolving Facility, the “Prior Credit Facility”), and (iii) a $250.0 million uncommitted incremental facility. The Prior Revolving Facility was scheduled to mature on August 5, 2019, subject to two six-month extension options. The Prior Term Loan was scheduled to mature on February 1, 2023 and could be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2020, the Operating Partnership had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.

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
As of June 30, 2020, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

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
There was no New ATM Program or Prior ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three months ended June 30, 2020 and 2019 or for the six months ended June 30, 2020. The following table summarizes predecessor at-the-market equity offering program activity for the six months ended June 30, 2019 (in thousands, expect per share amounts):

For the Six Months Ended
June 30, 2019
Number of shares	2,459
Average sales price per share	$19.48
Gross proceeds*	$47,893
*Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the six months ended June 30, 2019 under the predecessor at-the-market equity offering program.
As of June 30, 2020, the Company had $500.0 million available for future issuances under the New ATM Program.

Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the three and six months ended June 30, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first six months of 2020 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2020	June 30, 2020
Dividends declared per share	$0.25	$0.25
Dividends payment date	April 15, 2020	July 15, 2020
Dividends payable as of record date	$23,931	$23,931
Dividends record date	March 31, 2020	June 30, 2020

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
Restricted Stock Awards— In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. As of June 30, 2020, there were 1,760 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
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
In April 2020, the Compensation Committee of the Company's Board of Directors granted 27,611 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $16.48 per share, based on the closing market price of the Company's common stock on that date, and the shares vest in full on the earlier to occur of April 29, 2021 or the Company’s 2021 Annual Meeting of Stockholders.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$963	$1,147	$1,847	$2,141
As of June 30, 2020, there was $7.5 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.8 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$18,935	$19,698	$38,260	$35,751
Less: Net income allocated to participating securities	(75)	(79)	(148)	(165)
Numerator for basic and diluted earnings available to common stockholders	$18,860	$19,619	$38,112	$35,586
Denominator:
Weighted-average basic common shares outstanding	95,208	94,036	95,185	91,039
Weighted-average diluted common shares outstanding	95,208	94,036	95,185	91,039

Earnings per common share, basic	$0.20	$0.21	$0.40	$0.39
Earnings per common share, diluted	$0.20	$0.21	$0.40	$0.39
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and six months ended June 30, 2020 and 2019, when their inclusion would have been anti-dilutive.

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

Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, subject to approval by the Company, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of June 30, 2020, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $13.2 million, of which $12.4 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Major operator concentrations – As of June 30, 2020, Ensign leased 85 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 8,882 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties by rental revenues as of June 30, 2020 are California, Texas, Arizona and Utah. During both the three and six months ended June 30, 2020 Ensign represented 32% of the Company’s rental income, exclusive of operating

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

expense reimbursements. During the three and six months ended June 30, 2019 Ensign represented 34% and 37%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.
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
As of June 30, 2020, Priority Management Group (“PMG”) leased 15 skilled nursing and campus facilities which had a total of 2,145 beds and units, and are located in Louisiana and Texas. During both the three and six months ended June 30, 2020, PMG represented 17% of the Company’s rental income, exclusive of operating expense reimbursements. During the three and six months ended June 30, 2019 PMG represented 15% and 12%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Mortgage Loan Receivable
In July 2020, the Company received prepayment in full, including accrued interest, for the $13.9 million mortgage loan provided to subsidiaries of Cascade in April 2020. See Note 4, Other Real Estate Investments, Net, for further discussion.

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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of June 30, 2020, we owned and leased to independent operators, including The Ensign Group, Inc. (“Ensign”), 212 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,659 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2020, the 85 facilities leased to Ensign had a total of 8,882 operational beds and units which are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington and the 127 remaining leased properties had a total of 12,777 operational beds and units and are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. We also own and operate one independent living facility (“ILF”), which had a total of 168 units located in Texas. As of June 30, 2020, we also had one mortgage loan receivable of $13.9 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include Ensign, as well as senior housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Recent Developments

COVID-19
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the COVID-19 outbreak has spread globally, which led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent resurgence of COVID-19 has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
Tenants of our properties operating pursuant to triple-net master leases, as well as the single ILF that we own and operate, have been adversely impacted, and we expect will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures, the cost of increased purchases of personal protective equipment and increased staffing costs. To assist our tenants, we ordered approximately $1.2 million in personal protective equipment from March 27, 2020 to August 6, 2020, and provided it to our tenants at our volume-discounted cost to enable them to benefit from the cost efficiencies of our bulk order. Occupancy levels at our senior housing facilities have remained relatively stable throughout the COVID-19 pandemic, while occupancy levels at our skilled nursing facilities (“SNFs”) have declined and may continue to decline primarily due to, among other things, (i) temporary suspensions on new admissions enacted by certain facilities, (ii) with respect to our SNFs, governmental restrictions that required the temporary deferral of elective surgeries in referring hospitals, and (iii) with respect to our senior housing properties, declines in inquiries and tours, deferred move-ins and increased move-outs due to concerns about possible COVID-19 outbreaks. During the COVID-19 pandemic, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, skilled mix in some facilities has increased, while overall occupancy has declined. An increase in skilled mix could, but may not necessarily, offset some or all of the adverse financial impact from a decline in occupancy.
The higher operating costs affecting our tenants has adversely impacted and may continue to adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. Two SNF tenants proposed rent deferrals shortly after the pandemic was declared; however, after undergoing a financial and operating performance review, and considering the impact of stimulus funding, both tenants determined that no rent deferral or other assistance was necessary. One senior housing tenant recently proposed partial rent relief, and we are in ongoing discussions with that tenant. While we have not seen a need to grant any rent relief to any tenant to date, future adverse changes to tenants’ operating fundamentals, or a reduction in or discontinuation of government support, could change our expectations. Approximately 98.7% of our contractual rent obligations due for July have been collected from our tenants before considering any cash deposits on-hand from which we may offset any shortfalls in rent received. Additionally, all of our outstanding mortgage loans receivable were repaid in the second and third quarters of 2020.
The following relief programs enacted by the government are expected to provide some benefits to our tenants and are subject to terms and conditions, including, but not limited to, attestation, recordkeeping and reporting requirements to Department of Health and Human Services (“HHS”):
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
The estimated federal and state COVID-19-related relief approved and received to date by our skilled nursing operators is $137.6 million.
In July 2020, the federal government announced that it would send point-of-care testing supplies for COVID-19 to all SNFs in the country. In connection with the initiatives discussed above, the federal government will be requiring that all SNFs in states with a 5% positivity rate or greater test all SNF staff each week. The new testing mandate may result in higher operating costs if the amount of tests received does not cover the amount of tests required by each facility.
The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any future resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material. See Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for more information regarding the risks we face as result of the COVID-19 pandemic.

Sale of Real Estate
On February 14, 2020, we closed on the sale of six skilled nursing facilities formerly operated by affiliates of Metron Integrated Health Systems (“Metron”). In connection with the sale for $36.0 million, we received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million.  The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, we recognized a loss of approximately $0.1 million during the three months ended March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between us and a third-party institutional lender as co-lenders, pursuant to which we received $18.9 million in cash and a new mortgage loan for $13.9 million. The new mortgage loan with Cascade was secured by the same six skilled nursing facilities purchased by Cascade and was for a combined principal amount of $33.9 million, with our $13.9 million portion of the indebtedness initially bearing interest at a variable rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The new mortgage loan had a maturity date of April 29, 2022 and included two six-month extension options. In July 2020, prepayment for the mortgage loan of $13.9 million and accrued interest was received in full by us.

Recent Investments
From January 1, 2020 through August 6, 2020, we acquired one skilled nursing facility and one assisted living facility for approximately $26.1 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $2.3 million and an initial blended yield of approximately 8.7%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

Results of Operations

Operating Results
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2020	2019
	(dollars in thousands)
Revenues:
Rental income	$42,507	$44,123	$(1,616)	(4)%
Independent living facilities	615	887	(272)	(31)%
Interest and other income	1,046	1,191	(145)	(12)%
Expenses:
Depreciation and amortization	13,239	13,437	(198)	(1)%
Interest expense	5,849	7,285	(1,436)	(20)%
Property taxes	837	456	381	84%
Independent living facilities	546	719	(173)	(24)%
General and administrative	4,762	4,606	156	3%

Rental income. The $1.6 million, or 4%, decrease in rental income is primarily due to a $2.2 million decrease in rental income due to the disposal of assets in September 2019 and February 2020, a $1.4 million decrease in cash rents due to lease amendments and a $0.4 million decrease in straight-line rent due to lease restructurings, partially offset by a $1.7 million increase in rental income from real estate investments made after July 1, 2019, a $0.4 million increase in tenant reimbursements and $0.3 million from increases in rental rates for our existing tenants.
Independent living facilities. The $0.3 million, or 31%, decrease in revenues from our ILFs was primarily due to the sale of one ILF to a third party and the lease of one ILF to Ensign concurrently with the previously announced separation of Ensign’s home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. during the fourth quarter ended December 31, 2019, partially offset by an increase in occupancy at our remaining ILF, Lakeland Hills Independent Living. The $0.2 million, or 24%, decrease in expenses was primarily for the same reasons indicated for the decrease in revenues.
Interest and other income. The $0.1 million, or 12%, decrease in interest and other income was primarily due to a decrease in preferred return related to the repayment of a preferred equity investment in June 2019, and repayments of mortgage loans receivable by Covenant Care in August 2019 and Providence Group in December 2019, partially offset by interest income related to our mortgage loans receivable that we provided to Manteca in July 2019, CommuniCare Family of Companies in September 2019 and Cascade in February 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $0.2 million, or 1%, decrease in depreciation and amortization was primarily due to the disposal of assets, partially offset by new real estate investments, made after July 1, 2019.
Interest expense. The $1.4 million, or 20%, decrease in interest expense was primarily due to lower weighted average interest rates and a lower weighted average debt balance for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Property taxes. The $0.4 million, or 84%, increase was primarily due to new real estate investments, partially offset by the disposal of assets, made after July 1, 2019.
General and administrative expense. The $0.2 million, or 3%, increase was primarily related to higher cash wages of $0.3 million and an increase of $0.2 million in state franchise tax, partially offset by a decrease of $0.2 million related to stock-based compensation and $0.1 million related to other corporate expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2020	2019
	(dollars in thousands)
Revenues:
Rental income	$84,971	$82,470	$2,501	3%
Independent living facilities	1,240	1,747	(507)	(29)%
Interest and other income	2,297	1,642	655	40%
Expenses:
Depreciation and amortization	26,399	25,339	1,060	4%
Interest expense	12,563	14,145	(1,582)	(11)%
Property taxes	1,322	1,282	40	3%
Independent living facilities	1,092	1,426	(334)	(23)%
General and administrative	8,816	7,916	900	11%

Rental income. The $2.5 million, or 3%, increase in rental income is primarily due to $9.2 million in rental income from real estate investments made after January 1, 2019, $1.1 million from increases in rental rates for our existing tenants and a $0.3 million increase in tenant reimbursements, partially offset by a $3.5 million decrease in cash rents due to lease amendments and disposal of facilities, a $3.7 million decrease in rental income due to the disposal of assets in September 2019 and February 2020 and a $0.9 million decrease in straight-line rent due to lease restructurings.
Independent living facilities. The $0.5 million, or 29%, decrease in revenues from our ILFs was primarily due to the sale of one ILF to a third party and the lease of one ILF to Ensign concurrently with the previously announced separation of Ensign’s home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. during the fourth quarter ended December 31, 2019, partially offset by an increase in occupancy at our remaining ILF, Lakeland Hills Independent Living. The $0.3 million, or 23%, decrease in expenses was primarily for the same reasons indicated for the decrease in revenues.
Interest and other income. The $0.7 million, or 40%, increase in interest and other income was primarily due to interest income related to our mortgage loans receivable that we provided to Manteca in July 2019, CommuniCare Family of Companies in September 2019 and Cascade in February 2020, partially offset by a decrease in preferred return related to the repayment of a preferred equity investment in June 2019, and repayments of mortgage loans receivable by Covenant Care in August 2019 and Providence Group in December 2019. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $1.1 million, or 4%, increase in depreciation and amortization was primarily due to new real estate investments made after January 1, 2019, partially offset by the disposal of assets.
Interest expense. The $1.6 million, or 11%, decrease in interest expense was primarily due to lower weighted average interest rates for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Property taxes. The property taxes primarily remained consistent due to new real estate investments, partially offset by the disposal of assets and transfer of assets to operators that make property tax payments directly to third party taxing authorities, made after January 1, 2019.
General and administrative expense. The $0.9 million, or 11%, increase was primarily related to higher cash wages of $1.1 million and an increase of $0.2 million in state franchise tax, partially offset by a decrease of $0.3 million related to stock-based compensation and $0.1 million related to other corporate expenses.

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
As of June 30, 2020, we had cash and cash equivalents of $5.8 million.
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of March 4, 2019, was terminated (the “Prior ATM Program”). There was no Prior ATM Program or New ATM Program activity for the three and six months ended June 30, 2020. As of June 30, 2020, we had $500.0 million available for future issuances under the New ATM Program.
As of June 30, 2020, we also had no borrowings outstanding under the Revolving Facility (as defined below), after repaying the outstanding balance of the Revolving Facility during the three months ended June 30, 2020. We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and projected dividend payments for at least the next twelve months.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019

Net cash provided by operating activities	$67,942	$61,738
Net cash provided by (used in) investing activities	25,325	(297,199)
Net cash (used in) provided by financing activities	(107,796)	201,298
Net decrease in cash and cash equivalents	(14,529)	(34,163)
Cash and cash equivalents, beginning of period	20,327	36,792
Cash and cash equivalents, end of period	$5,798	$2,629
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net cash provided by operating activities increased $6.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase of rental income due to acquisitions, increases in rental rates for existing tenants subsequent to June 30, 2019, increases in interest income related to our mortgage loans receivable and an increase in interest income distributed from our preferred equity investment.
Cash provided by investing activities for the six months ended June 30, 2020 was primarily comprised of $69.3 million of payments received from our preferred equity investment and mortgage and other loans receivable and $2.1 million in net proceeds from real estate sales, partially offset by $39.9 million in acquisitions of real estate and investments in real estate mortgage loans and $6.2 million of improvement in real estate and purchases of furniture, fixtures and equipment. Cash used in investing activities for the six months ended June 30, 2019 was primarily comprised of $297.3 million in acquisitions of real estate and investments in real estate mortgage loans.
Our cash flows used in financing activities for the six months ended June 30, 2020 was primarily comprised of $45.4 million in dividends paid, a $2.0 million net settlement adjustment on restricted stock, $0.4 million in costs paid for the issuance of common stock and $60.0 million in net repayments under our Amended Credit Facility. Our cash flows provided by financing activities for the six months ended June 30, 2019 was primarily comprised of $50.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility and $196.0 million in net proceeds from common stock sales under our predecessor at-the-market equity offering program and April 2019 equity offering, partially offset by $37.7 million in dividends paid and $4.5 million in payments of deferred financing costs.
Indebtedness
5.25% Senior Unsecured Notes due 2025 and Issuer and Guarantor Financial Information
On May 10, 2017, the Issuers completed a public offering of $300.0 million aggregate principal amount of the Notes. The Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The Notes mature on June 1, 2025 and bear interest at a rate of 5.25% per year. Interest on the Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2017.
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. If certain changes of control of CareTrust REIT occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities. The amendments are effective January 4, 2021, but voluntary compliance with the amendments in advance of January 4, 2021 is permitted. We have elected to comply with these amendments as of January 1, 2020. As a result, we will no longer include in the financial statement footnotes of our Quarterly and Annual Reports on Form 10-Q and Form 10-K separate condensed consolidating financial information for our wholly owned subsidiaries who issued or guaranteed the Notes. In addition, in accordance with the amendments adopted by the SEC, because the assets, liabilities and results of operations of the combined issuers and guarantors of the Notes are not materially different than the corresponding amounts presented in our condensed consolidated financial statements, we are also not required to present combined summary financial information regarding such subsidiary issuers and guarantors.
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
The indenture contains customary covenants such as limiting the ability of CareTrust REIT and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets, and pay dividends or distributions on, or redeem or repurchase, capital stock, including a restriction on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers, subject to certain other exceptions, unless: (i) there is no default or event of default under the indenture; (ii) the Issuers are in compliance with specified limitations on indebtedness under the indentures; and (iii) the payments do not exceed a specified restricted payment basket. Dividends or distributions are also permitted if the Parent Guarantor’s board of directors believes in good faith they are necessary to maintain Parent Guarantor’s REIT status or to avoid any excise tax or income tax imposed on Parent Guarantor, provided there is no default or event of default under the indenture. Further, the Issuers and their restricted subsidiaries are not permitted to create or cause to become effective any encumbrance or restriction on the ability of the Issuers to, among other things, pay dividends or make distributions, pay indebtedness, make loans or advances to the Issuers or their restricted subsidiaries or transfer property or assets to the Issuers or their restricted subsidiaries, other than in connection with certain customary exceptions such as in respect of the indenture or the Amended Credit Facility.
The indenture also requires CareTrust REIT and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of June 30, 2020, we were in compliance with all applicable financial covenants under the indenture.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2020, we had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.
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
As of June 30, 2020, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$378,750	$15,750	$31,500	$331,500	$—
Senior unsecured term loan (2)	219,180	3,424	6,830	6,839	202,087
Unsecured revolving credit facility (3)	2,386	916	1,470	—	—
Operating leases	3,921	258	443	104	3,116
Total	$604,237	$20,348	$40,243	$338,443	$205,203

(1)Amounts include interest payments of $78.8 million.
(2)Amounts include interest payments of $19.2 million.
(3)Amounts include payments related to the credit facility fee.

Capital Expenditures
We anticipate incurring average annual capital expenditures of $400 to $500 per unit in connection with the operations of our one ILF. Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, subject to approval by us, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of June 30, 2020, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $13.2 million, of which $12.4 million is subject to rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or

LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of June 30, 2020, we had a $200.0 million Term Loan outstanding and had no borrowings outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of June 30, 2020 described above and the interest rates applicable to our outstanding debt at June 30, 2020, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $1.0 million for the six months ended June 30, 2020.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed other than as set forth below.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and the business of our tenants, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
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

The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any future resurgence of COVID-19 that may occur after the initial outbreak subsidies, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended June 30, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
April 1 - April 30, 2020	—	$—	—	$150,000,000
May 1 - May 31, 2020	—	$—	—	$150,000,000
June 1, - June 30, 2020	—	$—	—	$150,000,000
Total	—	$—	—

Item 6. Exhibits.

Exhibit Number	Description of the Document

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

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2019, is incorporated herein by reference).

22.1	List of Subsidiary Issuers and Guarantors of CareTrust REIT, Inc. (Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q, filed on May 7, 2020, is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
August 6, 2020	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

August 6, 2020	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)