Form 10-Q
period 2020-09-30
CareTrust REIT, Inc.
filed 2020-11-05
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 4, 2020, there were 95,735,776 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARETRUST REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets:
Real estate investments, net	$1,423,238	$1,414,200
Other real estate investments, net	—	33,300
Assets held for sale, net	—	34,590
Cash and cash equivalents	19,101	20,327
Accounts and other receivables, net	2,093	2,571
Prepaid expenses and other assets	7,097	10,850
Deferred financing costs, net	2,287	3,023
Total assets	$1,453,816	$1,518,861
Liabilities and Equity:
Senior unsecured notes payable, net	$296,479	$295,911
Senior unsecured term loan, net	198,872	198,713
Unsecured revolving credit facility	—	60,000
Accounts payable and accrued liabilities	18,232	14,962
Dividends payable	24,197	21,684
Total liabilities	537,780	591,270
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,214,080 and 95,103,270 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	952	951
Additional paid-in capital	1,163,418	1,162,990
Cumulative distributions in excess of earnings	(248,334)	(236,350)
Total equity	916,036	927,591
Total liabilities and equity	$1,453,816	$1,518,861

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$45,036	$31,577	$130,007	$114,047
Independent living facilities	634	929	1,874	2,676
Interest and other income	17	808	2,314	2,450
Total revenues	45,687	33,314	134,195	119,173
Expenses:
Depreciation and amortization	13,086	13,420	39,485	38,759
Interest expense	5,519	7,064	18,082	21,209
Property taxes	857	1,025	2,179	2,307
Independent living facilities	568	806	1,660	2,232
Impairment of real estate investments	—	16,692	—	16,692
Provision for loan losses	—	1,076	—	1,076
General and administrative	4,105	3,502	12,921	11,418
Total expenses	24,135	43,585	74,327	93,693
Other income (loss):
Gain (loss) on sale of real estate	—	217	(56)	217
Net income (loss)	$21,552	$(10,054)	$59,812	$25,697
Earnings (loss) per common share:
Basic	$0.23	$(0.11)	$0.63	$0.28
Diluted	$0.23	$(0.11)	$0.63	$0.28
Weighted-average number of common shares:
Basic	95,214	95,103	95,195	92,409
Diluted	95,214	95,103	95,195	92,409

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2020	95,103,270	$951	$1,162,990	$(236,350)	$927,591
Issuance of common stock, net	—	—	(90)	—	(90)
Vesting of restricted common stock, net of shares withheld for employee taxes	93,061	1	(1,987)	—	(1,986)
Amortization of stock-based compensation	—	—	884	—	884
Common dividends ($0.25 per share)	—	—	—	(23,931)	(23,931)
Net income	—	—	—	19,325	19,325
Balance at March 31, 2020	95,196,331	$952	$1,161,797	$(240,956)	$921,793
Issuance of common stock, net	—	—	(314)	—	(314)
Vesting of restricted common stock, net of shares withheld for employee taxes	17,749	—	—	—	—
Amortization of stock-based compensation	—	—	963	—	963
Common dividends ($0.25 per share)	—	—	—	(23,931)	(23,931)
Net income	—	—	—	18,935	18,935
Balance at June 30, 2020	95,214,080	$952	$1,162,446	$(245,952)	$917,446
Amortization of stock-based compensation	—	—	972	—	972
Common dividends ($0.25 per share)	—	—	—	(23,934)	(23,934)
Net income	—	—	—	21,552	21,552
Balance at September 30, 2020	95,214,080	$952	$1,163,418	$(248,334)	$916,036

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$59,812	$25,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	39,529	38,789
Amortization of deferred financing costs	1,462	1,516
Amortization of stock-based compensation	2,819	3,122
Straight-line rental income	(65)	(1,483)
Adjustment for collectibility of rental income	—	12,078
Noncash interest income	—	(31)
Loss (gain) on sale of real estate	56	(217)
Interest income distribution from other real estate investment	1,346	463
Impairment of real estate investments	—	16,692
Provision for loan losses	—	1,076
Change in operating assets and liabilities:
Accounts and other receivables, net	543	(6,043)
Prepaid expenses and other assets	267	(348)
Accounts payable and accrued liabilities	2,616	3,847
Net cash provided by operating activities	108,385	95,158
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(42,075)	(298,557)
Improvements to real estate	(5,713)	(1,230)
Purchases of equipment, furniture and fixtures	(581)	(2,926)
Investment in real estate mortgage and other loans receivable	(13,958)	(14,699)
Principal payments received on real estate mortgage and other loans receivable	80,873	11,959
Repayment of other real estate investment	2,327	2,204
Escrow deposits for potential acquisitions of real estate	(1,000)	(22,920)
Net proceeds from sales of real estate	2,189	218
Net cash provided by (used in) investing activities	22,062	(325,951)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	(404)	195,963
Proceeds from the issuance of senior unsecured term loan	—	200,000
Borrowings under unsecured revolving credit facility	15,000	235,000
Payments on unsecured revolving credit facility	(75,000)	(265,000)
Payments on senior unsecured term loan	—	(100,000)
Payments of deferred financing costs	—	(4,534)
Net-settle adjustment on restricted stock	(1,986)	(2,524)
Dividends paid on common stock	(69,283)	(59,155)
Net cash (used in) provided by financing activities	(131,673)	199,750
Net decrease in cash and cash equivalents	(1,226)	(31,043)
Cash and cash equivalents, beginning of period	20,327	36,792
Cash and cash equivalents, end of period	$19,101	$5,749
Supplemental disclosures of cash flow information:
Interest paid	$12,671	$15,648
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,513	$3,864
Right-of-use asset obtained in exchange for new operating lease obligation	$599	$1,010
Transfer of pre-acquisition costs to acquired assets	$167	$242
Increase in pre-acquisition costs payable	$—	$137
Sale of real estate settled with notes receivable	$32,400	$27,500
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2020, the Company owned and leased to independent operators, 214 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,779 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2020, the Company also owned and operated one independent living facility which had a total of 168 units located in Texas.
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In early 2020, the COVID-19 outbreak spread globally, which led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have been lifted or scaled back, ongoing resurgences of COVID-19 have resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, the Company’s business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
The duration and extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance, and the operational and financial performance of the Company’s tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, future resurgences of COVID-19, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition could be material.

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

Lessor Accounting—The Company recognizes lease revenue in accordance with Accounting Standards Codification (“ASC”) 842, Leases. The Company’s lease agreements typically contain annual escalators based on the percentage change in the Consumer Price Index which are accounted for as variable lease payments in the period in which the change occurs. For lease agreements that contain fixed rent escalators, the Company generally recognizes lease revenue on a straight-line basis of accounting. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Tenant reimbursements related to property taxes and insurance paid by the lessee directly to a third party on behalf of a lessor are required to be excluded from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental income recognized by the lessor on a gross basis in its income statements. The Company recognized, on a gross basis, property taxes of $0.9 million and $2.5 million for the three and nine months ended September 30, 2020, respectively. The Company recognized, on a gross basis, property taxes of $0.8 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.

The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs are recorded as increases or decreases through rental income on the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recorded recovery adjustments of $1.0 million and did not recognize any write-off adjustments to rental income. For the three and nine months ended September 30, 2019, the Company recorded $12.1 million of write-off adjustments to rental income related to rental income recognized in prior periods. See Note 3, Real Estate Investments, Net for further detail.
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

Other Real Estate Investments—Included in “Other real estate investments, net,” on the Company’s condensed consolidated balance sheets are mortgage loans receivable. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Subtopic 326) (“ASU 2016-13”), mortgage loans receivable were recorded at amortized cost, which consisted of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with origination of the loans. Interest income on the Company’s mortgage loans receivable was recognized over the life of the applicable investment using the interest method. Origination costs and fees directly related to the mortgage loans receivable were amortized over the term of the loan as an adjustment to interest income.

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
Recent Accounting Standards Adopted by the Company—In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected credit losses, rather than incurred losses as previously required by the other-than-temporary impairment model. ASU 2016-13 applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans receivable, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). In November 2018, the FASB released ASU No. 2018-19, Codification Improvements to Topic 326 Financial Instruments - Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” Additionally, the FASB issued ASU No. 2019-05, Targeted Transition Relief (“ASU 2019-05”), to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2016-13 became effective for reporting periods beginning after December 15, 2019, and was applied as a cumulative adjustment to retained earnings as of the effective date. The Company adopted ASU 2016-13 on January 1, 2020. With the Company’s primary business being leasing real property to third-party tenants, the majority of receivables that arise in the ordinary course of business qualify as operating leases and are not in the scope of ASU 2016-13.  However, based on the instruments held upon adoption on January 1, 2020, the standard applied to the Company’s then outstanding mortgage loans receivable, for which the Company elected the fair value option as provided for by ASU 2019-05. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the Company’s condensed consolidated statements of operations. Interest income is recognized as earned within interest and other income in the condensed consolidated statements of operations. As of September 30, 2020, the Company had no remaining instruments for which the fair value option had been elected.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Recent Accounting Pronouncements— In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”), which will be discontinued by the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company is still evaluating the impact of ASU 2020-04 and expects to take full advantage of the offered optional expedients and exceptions, but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Land	$209,280	$204,154
Buildings and improvements	1,441,949	1,400,927
Integral equipment, furniture and fixtures	95,392	93,005
Identified intangible assets	1,650	1,650
Real estate investments	1,748,271	1,699,736
Accumulated depreciation and amortization	(325,033)	(285,536)
Real estate investments, net	$1,423,238	$1,414,200
As of September 30, 2020, 214 of the Company’s facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (but not less than zero), some of which are subject to a cap, or fixed rent escalators.
As of September 30, 2020, the Company had one independent living facility that the Company owned and operated.
As of September 30, 2020, the Company’s total future minimum rental revenues for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2020 (three months)	$42,533
2021	170,186
2022	170,284
2023	169,980
2024	170,080
2025	170,183
Thereafter	973,638
Total	$1,866,884

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes components of the Company’s rental revenue (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rental Income	2020	2019	2020	2019
Contractual rent due(1)	$42,866	$43,109	$127,789	$124,642
Straight-line rent	17	546	65	1,483
Adjustment for collectibility(2)	—	(12,078)	—	(12,078)
Recovery of previously reversed rent(3)	1,047	—	1,047	—
Lease termination revenue(4)	1,106	—	1,106	—
Total	$45,036	$31,577	$130,007	$114,047
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received.
(2) During the three and nine months ended September 30, 2019, and in accordance with ASC 842, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from five operators through maturity. As such, the Company reversed $7.8 million of contractual rent, $3.5 million of straight-line rent and $0.8 million of property taxes during the three and nine months ended September 30, 2019. If lease payments are subsequently deemed probable of collection, the Company increases rental income for such recoveries.
(3) During the three and nine months ended September 30, 2020, the Company recovered $1.0 million in rental revenue related to one operator that was previously written off.
(4) During the three and nine months ended September 30, 2020, in connection with the agreement to terminate its lease agreements with affiliates of Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third-party, the Company received $1.1 million from Metron affiliates.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2020 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$34,845	$3,219	3	249
Assisted living	7,396	590	1	62
Total	$42,241	$3,809	4	311

    (1) Purchase price includes capitalized acquisition costs.
    (2) The number of beds/units includes operating beds at acquisition date.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Sale of Real Estate
On February 14, 2020, the Company closed on the sale of six skilled nursing facilities formerly operated by affiliates of Metron. In connection with the sale for $36.0 million, the Company received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million.  The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, the Company recognized a loss of approximately $0.1 million. In April 2020, the mortgage loan was settled with $18.9 million in cash and a new mortgage loan for $13.9 million. In July 2020, the Company received prepayment in full, including accrued interest, for the new $13.9 million mortgage loan. See Note 4, Other Real Estate Investments, Net, for further detail on the new mortgage loan.

Lease Amendments
On July 15, 2019, the Company terminated its then existing master lease (the “Original Trillium Lease”) with affiliates of Trillium Healthcare Group, LLC (“Trillium”), which covered ten properties in Iowa, seven properties in Ohio and one property in Georgia. On August 16, 2019, the Company entered into a new master lease (the “New Trillium Lease”) with Trillium’s Iowa and Georgia affiliates covering the ten properties in Iowa and the one property in Georgia. The Company recorded an adjustment to reduce rental income for accounts and other receivables by approximately $3.8 million in the three months ended September 30, 2019.
On September 1, 2019, four of the seven skilled nursing properties in Ohio operated by Trillium under the Original Trillium Lease were transferred to affiliates of Providence Group, Inc. (“Providence”). In connection with the transfer, the Company amended its triple-net master lease with Providence. The amended lease had a remaining initial term of approximately 13 years as of September 1, 2019, and includes two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease with Providence increased by approximately $2.1 million.
Impairment of Real Estate Investments and Assets Held for Sale
On September 1, 2019, the Company sold three of the seven skilled nursing properties in Ohio operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. During the three months ended September 30, 2019 and prior to the disposition, the Company recorded an impairment expense of approximately $7.8 million. In connection with the sale, the Company provided affiliates of CommuniCare Family of Companies (“CommuniCare”), the purchaser of the three Ohio properties, with a mortgage loan secured by the three Ohio properties for approximately $26.5 million. See Note 4, Other Real Estate Investments, Net, for additional information.
As of September 30, 2019, the Company met the criteria to classify six skilled nursing facilities operated by affiliates of Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the facilities. The assets held for sale as of December 31, 2019 of $34.6 million were primarily comprised of real estate assets.
The fair value of the assets impaired during the three months ended September 30, 2019 was based on contractual sales prices, which are considered to be Level 2 measurements within the fair value hierarchy.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. OTHER REAL ESTATE INVESTMENTS, NET
Preferred Equity Investments—In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, the Company held an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up in the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, which included capitalized acquisition costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million, of which less than $0.1 million was recognized as interest income during the nine months ended September 30, 2020. The Company did not recognize any interest income during the three months ended September 30, 2020 related to preferred equity investments. As of September 30, 2020, the Company had no remaining preferred equity investments.

Mortgage Loans Receivable—In July 2019, the Company provided MCRC, LLC a real estate loan secured by a 176-bed skilled nursing facility in Manteca, California for $3.0 million, which bore a fixed interest rate of 8% and required monthly interest payments. Concurrently, the Company entered into a purchase and sale agreement to purchase the Manteca facility from MCRC, LLC for approximately $16.4 million subject to normal diligence and other contingencies. The loan documents provided for a maturity date of the earlier to occur of the closing date of the acquisition, or five business days following the termination of the purchase and sale agreement.  MCRC, LLC breached its obligation to sell the Manteca facility to the Company on the terms outlined in the purchase and sale agreement and to repay the real estate loan upon its stated maturity. As a result, the Company commenced non-judicial foreclosure proceedings with respect to the Manteca facility. In January 2020, the borrower further collateralized the loan by causing one of its affiliates to grant the Company a deed of trust in the real estate and improvements that constitute the Palm Gardens Assisted Living Facility in Yolo County, California. During the quarter ended June 30, 2020, payment for the loan principal and accrued interest, including default interest, as well as reimbursement for attorney’s fees and certain other costs of suit, were received in full by the Company and, as a result, the Company withdrew all foreclosure-related proceedings related to the Manteca facility loan.

In September 2019, the Company provided affiliates of CommuniCare a $26.5 million loan secured by mortgages on three skilled nursing facilities sold by the Company to CommuniCare, which bore a fixed interest rate of 10%. The mortgage loan, which required CommuniCare to make monthly interest payments, was set to mature on February 29, 2020 and included an option to be prepaid before the maturity date. In January 2020, the Company amended the mortgage loan’s maturity date to April 30, 2020. In April 2020, the Company amended the mortgage loan’s maturity date to May 29, 2020. During the quarter ended June 30, 2020, payment for the mortgage loan and accrued interest was received in full by the Company.

In February 2020, the Company provided subsidiaries of Cascade a $32.4 million loan secured by mortgages on the six skilled nursing facilities formerly operated by affiliates of Metron sold to Cascade in February 2020, as discussed in Note 3, Real Estate Investments, Net. The mortgage loan bore interest at a fixed rate of 7.5% and had a maturity date of March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between the Company and a third-party institutional lender as co-lenders, pursuant to which the Company received $18.9 million in cash and a new mortgage loan for $13.9 million. The new mortgage loan with Cascade was secured by the same six skilled nursing facilities purchased by Cascade and was for a combined principal amount of $33.9 million, with the Company’s $13.9 million portion of the indebtedness initially bearing interest at a variable rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The new mortgage loan had a maturity date of April 29, 2022 and included two six-month extension options. During the three months ended September 30, 2020, prepayment for the mortgage loan of $13.9 million and accrued interest was received in full by the Company.

As of September 30, 2020, the Company had no remaining mortgage loan receivables.

During the three and nine months ended September 30, 2020, the Company recognized zero and $2.0 million, respectively, of interest income related to its mortgage loans. During the three and nine months ended September 30, 2019, the Company recognized $0.8 million and $1.8 million, respectively, of interest income related to its mortgage loans. During the three and nine months ended September 30, 2020, the Company recognized $17,000 and $0.2 million, respectively, of interest income related to its other loans receivable. During the three and nine months ended September 30, 2019, the Company recognized $29,000 and $0.1 million, respectively, of interest income related to its other loans receivable.

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

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

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
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the three and nine months ended September 30, 2020, there were no real estate assets deemed to be impaired. For the three and nine months ended September 30, 2019, the Company recorded an impairment expense of $16.7 million. See Note 3, Real Estate Investments, Net, for additional information.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

		September 30, 2020			December 31, 2019
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$—	$—	$—	$2,327	$3,800	$3,674
Mortgage loans receivable	3	$—	$—	$—	$29,500	$29,500	$29,500
Financial liabilities:
Senior unsecured notes payable	2	$300,000	$296,479	$309,000	$300,000	$295,911	$312,750

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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020			December 31, 2019
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(3,521)	$296,479	$300,000	$(4,089)	$295,911
Senior unsecured term loan	200,000	(1,128)	198,872	200,000	(1,287)	198,713
Unsecured revolving credit facility	—	—	—	60,000	—	60,000
	$500,000	$(4,649)	$495,351	$560,000	$(5,376)	$554,624
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
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. As of September 30, 2020, the Issuers have not elected to redeem any of the Notes. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
As of September 30, 2020, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On August 5, 2015, the Company, CareTrust GP, LLC, the Operating Partnership, as the borrower, and certain of its wholly owned subsidiaries entered into a credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Prior Credit Agreement”). As later amended on February 1, 2016, the Prior Credit Agreement provided the following: (i) a $400.0 million unsecured asset based revolving credit facility (the “Prior Revolving Facility”), (ii) a $100.0 million non-amortizing unsecured term loan (the “Prior Term Loan” and, together with the Prior Revolving Facility, the “Prior Credit Facility”), and (iii) a $250.0 million uncommitted incremental facility. The Prior Revolving Facility was scheduled to mature on August 5, 2019, subject to two six-

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

month extension options. The Prior Term Loan was scheduled to mature on February 1, 2023 and could be prepaid at any time subject to a 2% premium in the first year after issuance and a 1% premium in the second year after issuance.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2020, the Operating Partnership had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.
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
As of September 30, 2020, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

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
There was no New ATM Program or Prior ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three months ended September 30, 2020 and 2019 or for the nine months ended September 30, 2020. The following table summarizes predecessor at-the-market equity offering program activity for the nine months ended September 30, 2019 (in thousands, except per share amounts):

For the Nine Months Ended
September 30, 2019
Number of shares	2,459
Average sales price per share	$19.48
Gross proceeds*	$47,893
*Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the nine months ended September 30, 2019 under the predecessor at-the-market equity offering program.
As of September 30, 2020, the Company had $500.0 million available for future issuances under the New ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the three and nine months ended September 30, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first nine months of 2020 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020
Dividends declared per share	$0.25	$0.25	$0.25
Dividends payment date	April 15, 2020	July 15, 2020	October 15, 2020
Dividends payable as of record date	$23,931	$23,931	$23,934
Dividends record date	March 31, 2020	June 30, 2020	September 30, 2020

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Restricted Stock Awards— In connection with the separation of the healthcare business and real estate business of The Ensign Group, Inc. (“Ensign”) into two separate and independently publicly traded companies (the “Spin-Off”), employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares are subject to a time vesting provision only and the Company does not recognize any stock compensation expense associated with these awards. As of September 30, 2020, there were 1,760 unvested restricted stock awards outstanding that were issued in connection with the Spin-Off.
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
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$972	$981	$2,819	$3,122
As of September 30, 2020, there was $6.5 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.5 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

9. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$21,552	$(10,054)	$59,812	$25,697
Less: Net income allocated to participating securities	(75)	(66)	(224)	(231)
Numerator for basic and diluted earnings (loss) available to common stockholders	$21,477	$(10,120)	$59,588	$25,466
Denominator:
Weighted-average basic common shares outstanding	95,214	95,103	95,195	92,409
Weighted-average diluted common shares outstanding	95,214	95,103	95,195	92,409

Earnings (loss) per common share, basic	$0.23	$(0.11)	$0.63	$0.28
Earnings (loss) per common share, diluted	$0.23	$(0.11)	$0.63	$0.28
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings (loss) per diluted share for the three and nine months ended September 30, 2020 and 2019, when their inclusion would have been anti-dilutive.

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

Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and The Pennant Group, Inc., the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, subject to approval by the Company, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of September 30, 2020, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $14.1 million, of which $12.9 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Major operator concentrations – As of September 30, 2020, Ensign leased 85 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 8,883 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

highest concentration of properties by rental revenues as of September 30, 2020 are California, Texas, Arizona and Utah. During the three and nine months ended September 30, 2020, Ensign represented 30% and 31%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements. During the three and nine months ended September 30, 2019 Ensign represented 50% and 40%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.
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
As of September 30, 2020, Priority Management Group (“PMG”) leased 15 skilled nursing and campus facilities which had a total of 2,145 beds and units, and are located in Louisiana and Texas. During both the three and nine months ended September 30, 2020, PMG represented 16% of the Company’s rental income, exclusive of operating expense reimbursements. During the three and nine months ended September 30, 2019 PMG represented 22% and 15%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Asset Sale
On November 1, 2020, the Company closed on the sale of its remaining owned and operated ILF to a third party for a purchase price of $4.5 million. The Company does not expect to record a material gain or loss in connection with the sale.

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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of September 30, 2020, we owned and leased to independent operators, 214 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 21,779 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2020, we had 85 facilities leased to The Ensign Group, Inc. (“Ensign”), which had a total of 8,883 operational beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington, and our 129 remaining leased properties had a total of 12,896 operational beds and units and are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Minnesota, Montana, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. As of September 30, 2020, we also owned and operated one independent living facility (“ILF”), which had a total of 168 units and was located in Texas. We sold this ILF subsequent to September 30, 2020. See Note 12, Subsequent Events, for further detail.
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

Recent Developments

COVID-19
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In early 2020, the COVID-19 outbreak spread globally, which led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, ongoing resurgences of COVID-19 have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
Tenants of our properties operating pursuant to triple-net master leases, as well as the single ILF that we owned and operated as of September 30, 2020, have been adversely impacted, and we expect will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures, the cost of increased purchases of personal protective equipment and increased staffing costs. To assist our tenants, we ordered approximately $1.2 million in personal protective equipment from March 27, 2020 to September 30, 2020, which has been fully reimbursed as of November 5, 2020, and provided it to our tenants at our volume-discounted cost to enable them to benefit from the cost efficiencies of our bulk order. At a portfolio wide level, occupancy levels at our senior housing facilities have remained relatively stable throughout the COVID-19 pandemic, while occupancy levels at our skilled nursing facilities (“SNFs”) continued to decline during the three months ended September 30, 2020 compared to occupancy levels in the second quarter of 2020, and may continue to decline primarily due to, among other things, (i) state mandated temporary suspensions on new admissions during COVID-19 outbreaks, (ii) with respect to our SNFs, governmental restrictions that required the temporary deferral of elective surgeries in referring hospitals, (iii) with respect to our SNFs, the imposition of strict visitation policies that may deter new patients, and (iv) with respect to our senior housing properties, declines in inquiries and tours, deferred move-ins and increased move-outs due to concerns about possible COVID-19 outbreaks. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, skilled mix in some facilities has increased, while overall occupancy has declined. An increase in skilled mix could, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy.
The higher operating costs affecting our tenants, and, for some of our SNFs and senior housing facilities, the impact of lower occupancy levels, has adversely impacted and may continue to adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. Two SNF tenants proposed rent deferrals shortly after the pandemic was declared; however, after undergoing a financial and operating performance review, and considering the impact of stimulus funding, both tenants determined that no rent deferral or other assistance was necessary. One senior housing tenant recently proposed partial rent relief, and we are in ongoing discussions with that tenant. While we have not seen a need to grant any rent relief to any tenant to date, future adverse changes to tenants’ operating fundamentals, or a reduction in or discontinuation of government support, could change our expectations. Approximately 98.7% of our contractual rent obligations due for October have been collected from our tenants before considering any cash deposits on-hand from which we may offset any shortfalls in rent received. Additionally, our last outstanding mortgage loan receivable was repaid in the third quarter of 2020.
The following relief programs enacted by the government have provided and we expect will continue to provide some benefits to our tenants and are subject to terms and conditions, including, but not limited to, attestation, recordkeeping and reporting requirements to Department of Health and Human Services (“HHS”):
•The Families First Coronavirus Response Act (“Families First Act”) - Under the Families First Act, a temporary 6.2% increase in Federal Medical Assistance Percentages (“FMAP”) was approved retroactive to January 1, 2020, and several states have directed FMAP funds to SNFs, which has included some of our tenants.
•The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) - Under the CARES Act, a substantial amount of our tenants have received, or are expected to receive, assistance from a $100 billion relief fund (such funds, the “Provider Relief Funds”) provided for eligible health care providers, which includes operators of SNFs. Additionally, a Payroll Protection Program was established under the CARES Act to provide Small Business Administration loans to businesses with fewer than 500 employees that may be partially forgivable. The CARES Act also includes a temporary suspension from May 1, 2020 through December 31, 2020 of a 2% Medicare sequestration cut, and a deferral of the employer’s Social Security remittances through December 31, 2020.
On October 22, 2020, Health Resources and Services Administration (“HRSA”) released a public notice, supporting the July 20, 2020 notice, informing relief recipients of the timing of future reporting requirements for those recipients that accepted one or more payments exceeding $10,000 in the aggregate. Recipients of relief funds will be required to report their use of funds by submitting healthcare related expenses attributable to COVID-19 that another source has not reimbursed and lost revenues, up to the amount of difference between their 2019 and 2020 actual patient care revenue. Recipients will have until June 30, 2021 to expend relief funds. Any funds received in excess of expenses attributable to COVID-19 and the recipient’s lost revenue, measured as a negative change in year-over-year actual revenue from patient care related sources, will be required to be returned. The estimated federal and state COVID-19-related relief approved, received and retained to date by our operators, as reported by our operators, is $115.0 million. At September 30, 2020, two of our operators who have received COVID-19 relief have disclosed that they have returned, or plan to return, Provider Relief Funds issued to them.
In July 2020, the federal government announced that it would send point-of-care testing supplies for COVID-19 to all SNFs in the country. In connection with the initiatives discussed above, the federal government will be requiring that all SNFs in states with a 5% positivity rate or greater test all SNF staff each week. The new testing mandate has resulted in higher operating costs when the amount of tests received does not cover the amount of tests required by each facility.
The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any resurgences of COVID-19 that may continue to occur, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material. See Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for more information regarding the risks we face as result of the COVID-19 pandemic.

Sales of Real Estate
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
On November 1, 2020, we closed on the sale of our remaining owned and operated ILF to a third party for a purchase price of $4.5 million.

Recent Investments
From January 1, 2020 through November 5, 2020, we acquired three skilled nursing facilities and one assisted living facility for approximately $42.2 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $3.8 million and an initial blended yield of approximately 9.0%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

Results of Operations

Operating Results
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2020	2019
	(dollars in thousands)
Revenues:
Rental income	$45,036	$31,577	$13,459	43%
Independent living facilities	634	929	(295)	(32)%
Interest and other income	17	808	(791)	(98)%
Expenses:
Depreciation and amortization	13,086	13,420	(334)	(2)%
Interest expense	5,519	7,064	(1,545)	(22)%
Property taxes	857	1,025	(168)	(16)%
Independent living facilities	568	806	(238)	(30)%
Impairment of real estate investments	—	16,692	(16,692)	(100)%
Provision for loan losses	—	1,076	(1,076)	(100)%
General and administrative	4,105	3,502	603	17%
Other income:
Gain on sale of real estate	—	217	(217)	(100)%

Rental income. The $13.5 million, or 43%, increase in rental income is primarily due to a $12.1 million adjustment for collectibility of rental income during the three months ended September 30, 2019, a $1.6 million increase in rental income from real estate investments made after July 1, 2019, $1.1 million of lease termination revenue, $1.0 million from the recovery of previously reversed rent, $0.7 million from increases in rental rates for our existing tenants and $0.1 million increase from replacing existing tenants during the prior year, partially offset by a $1.7 million decrease in cash rents due to lease amendments and a $1.4 million decrease in rental income due to the disposal of assets in September 2019 and February 2020.
Independent living facilities. The $0.3 million, or 32%, decrease in revenues from our ILFs was primarily due to the sale of one ILF to a third party and the lease of one ILF to Ensign during the fourth quarter ended December 31, 2019, partially offset by an increase in occupancy at our remaining ILF, Lakeland Hills Independent Living. The $0.2 million, or 30%, decrease in expenses was primarily for the same reasons indicated for the decrease in revenues. We sold our last remaining owned and operated ILF subsequent to September 30, 2020. See Note 12, Subsequent Events, for further detail.
Interest and other income. The $0.8 million, or 98%, decrease in interest and other income was primarily due to the repayment of mortgage loans receivable by Covenant Care in August 2019, Providence Group in December 2019, Manteca in

May 2020 and CommuniCare Family of Companies (“CommuniCare”) in May 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $0.3 million, or 2%, decrease in depreciation and amortization was primarily due to the disposal of assets, partially offset by new real estate investments made after July 1, 2019.
Interest expense. The $1.5 million, or 22%, decrease in interest expense was primarily due to lower weighted average interest rates and a lower weighted average debt balance for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Property taxes. The $0.2 million, or 16%, decrease was primarily due to the disposal of assets, partially offset by changes in operators that do not make direct tax payments.
Impairment of real estate investments. On September 1, 2019, we sold three of the seven skilled nursing properties in Ohio operated by Trillium Healthcare Group, LLC (“Trillium”) for a purchase price of $28.0 million. Prior to the disposition, we recorded an impairment expense of approximately $7.8 million during the three months ended September 30, 2019. Additionally, during the three months ended September 30, 2019, we met the criteria to classify six skilled nursing facilities then operated by Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the facilities. There was no impairment of real estate investments during the three months ended September 30, 2020.
Provision for loan losses. During the three months ended September 30, 2019, we determined the remaining contractual obligations under the bridge loan agreement to Priority Life Care, LLC (“Priority”) were not collectible and recorded a $1.1 million provision for loan losses. There was no provision for loan losses during the three months ended September 30, 2020.
General and administrative expense. The $0.6 million, or 17%, increase was primarily related to higher cash wages of $0.6 million compared to the prior period.
Gain on sale of real estate. During the three months ended September 30, 2019, we recorded a $0.2 million gain on sale of real estate related to the sale of three skilled nursing properties. There was no gain on sale of real estate during the three months ended September 30, 2020.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2020	2019
	(dollars in thousands)
Revenues:
Rental income	$130,007	$114,047	$15,960	14%
Independent living facilities	1,874	2,676	(802)	(30)%
Interest and other income	2,314	2,450	(136)	(6)%
Expenses:
Depreciation and amortization	39,485	38,759	726	2%
Interest expense	18,082	21,209	(3,127)	(15)%
Property taxes	2,179	2,307	(128)	(6)%
Independent living facilities	1,660	2,232	(572)	(26)%
Impairment of real estate investments	—	16,692	(16,692)	(100)%
Provision for loan losses	—	1,076	(1,076)	(100)%
General and administrative	12,921	11,418	1,503	13%
Other (loss) income:
(Loss) gain on sale of real estate	(56)	217	(273)	(126)%

Rental income. The $16.0 million, or 14%, increase in rental income is primarily due to a $12.1 million adjustment for collectibility of rental income during the nine months ended September 30, 2019, $11.4 million in rental income from real estate investments made after January 1, 2019, $1.1 million of lease termination revenue, $1.0 million from recovery of previously reversed rent, $0.9 million from increases in rental rates for our existing tenants and a $0.4 million increase in tenant reimbursements, partially offset by a $5.3 million decrease in cash rents due to lease amendments, a $5.1 million decrease in rental income due to the disposal of assets in September 2019 and February 2020 and a $0.5 million decrease from replacing existing tenants during the prior year.
Independent living facilities. The $0.8 million, or 30%, decrease in revenues from our ILFs was primarily due to the sale of one ILF to a third party and the lease of one ILF to Ensign during the fourth quarter ended December 31, 2019, partially offset by an increase in occupancy at our remaining ILF, Lakeland Hills Independent Living. The $0.6 million, or 26%, decrease in expenses was primarily for the same reasons indicated for the decrease in revenues. We sold our last remaining owned and operated ILF subsequent to September 30, 2020. See Note 12, Subsequent Events, for further detail.
Interest and other income. The $0.1 million, or 6%, decrease in interest and other income was primarily due to the repayment of mortgage loans receivable by Covenant Care in August 2019, Providence Group in December 2019, Manteca in May 2020 and CommuniCare in May 2020, slightly offset by interest income related to our mortgage loans receivable that we provided to Manteca in July 2019, CommuniCare in September 2019 and Cascade in February 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $0.7 million, or 2%, increase in depreciation and amortization was primarily due to new real estate investments made after January 1, 2019, partially offset by the disposal of assets.
Interest expense. The $3.1 million, or 15%, decrease in interest expense was primarily due to lower weighted average interest rates and a lower weighted average debt balance for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Property taxes. The $0.1 million, or 6%, decrease was primarily due to the disposal of assets, partially offset by changes in operators that do not make direct tax payments.
Impairment of real estate investments. On September 1, 2019, we sold three of the seven skilled nursing properties in Ohio operated by Trillium for a purchase price of $28.0 million. Prior to the disposition, we recorded an impairment expense of approximately $7.8 million during the nine months ended September 30, 2019. Additionally, during the nine months ended September 30, 2019, we met the criteria to classify six skilled nursing facilities then operated by Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the facilities. There was no impairment of real estate investments during the nine months ended September 30, 2020.
Provision for loan losses. During the nine months ended September 30, 2019, we determined the remaining contractual obligations under the bridge loan agreement to Priority were not collectible and recorded a $1.1 million provision for loan losses. There was no provision for loan losses during the nine months ended September 30, 2020.
General and administrative expense. The $1.5 million, or 13%, increase was primarily related to higher cash wages of $1.7 million and an increase of $0.3 million in state franchise tax, partially offset by a decrease of $0.3 million related to stock-based compensation and $0.2 million related to other corporate expenses.
(Loss) gain on sale of real estate. During the nine months ended September 30, 2020, we recorded a $0.1 million loss on sale of real estate related to the sale of six skilled nursing facilities. During the nine months ended September 30, 2019, we recorded a $0.2 million gain on sale of real estate related to the sale of three skilled nursing facilities.

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
As of September 30, 2020, we had cash and cash equivalents of $19.1 million.
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM

Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of March 4, 2019, was terminated (the “Prior ATM Program”). There was no Prior ATM Program or New ATM Program activity for the three and nine months ended September 30, 2020. As of September 30, 2020, we had $500.0 million available for future issuances under the New ATM Program.
As of September 30, 2020, we also had no borrowings outstanding under the Revolving Facility (as defined below), after repaying the outstanding balance of the Revolving Facility during the nine months ended September 30, 2020. We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and projected dividend payments for at least the next twelve months.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019

Net cash provided by operating activities	$108,385	$95,158
Net cash provided by (used in) investing activities	22,062	(325,951)
Net cash (used in) provided by financing activities	(131,673)	199,750
Net decrease in cash and cash equivalents	(1,226)	(31,043)
Cash and cash equivalents, beginning of period	20,327	36,792
Cash and cash equivalents, end of period	$19,101	$5,749
Net cash provided by operating activities increased $13.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase of rental income due to acquisitions, increase in rental rates for existing tenants subsequent to September 30, 2019 and decrease in interest paid on outstanding indebtedness due to lower weighted average interest rates and a lower weighted average debt balance.
Cash provided by investing activities for the nine months ended September 30, 2020 was primarily comprised of $83.2 million of payments received from preferred equity investments and mortgage and other loans receivable and $2.2 million in net proceeds from real estate sales, partially offset by $57.0 million in acquisitions of real estate and investments in real estate mortgage loans and $6.3 million of improvement in real estate and purchases of furniture, fixtures and equipment. Cash used in investing activities for the nine months ended September 30, 2019 was primarily comprised of $336.2 million in acquisitions of real estate and investments in real estate mortgage loans and $4.2 million of improvement in real estate and purchases of furniture, fixtures and equipment partially offset by $14.2 million of payments received from preferred equity investments and mortgage and other loans receivable and $0.2 million in net proceeds from real estate sales.
Our cash flows used in financing activities for the nine months ended September 30, 2020 were primarily comprised of $69.3 million in dividends paid, a $2.0 million net settlement adjustment on restricted stock, $0.4 million in costs paid for the issuance of common stock and $60.0 million in net repayments under our Amended Credit Facility (as defined below). Our cash flows provided by financing activities for the nine months ended September 30, 2019 were primarily comprised of $70.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility (as defined below) and $196.0 million in net proceeds from common stock sales under our predecessor at-the-market equity offering program and April 2019 equity offering, partially offset by $59.2 million in dividends paid, $4.5 million in payments of deferred financing costs and a $2.5 million net settlement adjustment on restricted stock.
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
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. As of September 30, 2020, the Issuers have not elected to redeem any of the Notes. If certain changes of control of CareTrust REIT occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
The indenture contains customary covenants such as limiting the ability of CareTrust REIT and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets, and pay dividends or distributions on, or redeem or repurchase, capital stock, including a restriction on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers, subject to certain other exceptions, unless: (i) there is no default or event of default under the indenture; (ii) the Issuers are in compliance with specified limitations on indebtedness under the indenture; and (iii) the payments do not exceed a specified restricted payment basket. Dividends or distributions are also permitted if the Parent Guarantor’s board of directors believes in good faith they are necessary to maintain Parent Guarantor’s REIT status or to avoid any excise tax or income tax imposed on Parent Guarantor, provided there is no default or event of default under the indenture. Further, the Issuers and their restricted subsidiaries are not permitted to create or cause to become effective any encumbrance or restriction on the ability of the Issuers to, among other things, pay dividends or make distributions, pay indebtedness, make loans or advances to the Issuers or their restricted subsidiaries or transfer property or assets to the Issuers or their restricted subsidiaries, other than in connection with certain customary exceptions such as in respect of the indenture or the Amended Credit Facility.
The indenture also requires CareTrust REIT and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of September 30, 2020, we were in compliance with all applicable financial covenants under the indenture.
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

The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2020, we had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.
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
As of September 30, 2020, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$378,750	$15,750	$31,500	$331,500	$—
Senior unsecured term loan (2)	217,936	3,353	6,687	6,696	201,200
Unsecured revolving credit facility (3)	2,156	916	1,240	—	—
Operating leases	3,857	260	390	104	3,103
Total	$602,699	$20,279	$39,817	$338,300	$204,303

(1)Amounts include interest payments of $78.8 million.
(2)Amounts include interest payments of $17.9 million.
(3)Amounts include payments related to the credit facility fee.

Capital Expenditures
Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and The Pennant Group, Inc., the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, subject to approval by us, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of September 30, 2020, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $14.1 million, of which $12.9 million is subject to rent increase at the time of funding.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of September 30, 2020, we had a $200.0 million Term Loan outstanding and had no borrowings outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of September 30, 2020 described above and the interest rates applicable to our outstanding debt at September 30, 2020, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $1.5 million for the nine months ended September 30, 2020.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In early 2020, the outbreak spread globally, which led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, ongoing resurgences of COVID-19 have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
The impact of the COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties that could adversely affect our business, results of operations and financial condition, including the following:

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

The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any resurgences of COVID-19 that may continue to occur, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended September 30, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
July 1 - July 31, 2020	—	$—	—	$150,000,000
August 1 - August 31, 2020	—	$—	—	$150,000,000
September 1 - September 30, 2020	—	$—	—	$150,000,000
Total	—	$—	—

Item 6. Exhibits.

Exhibit Number	Description of the Document

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

CareTrust REIT, Inc.
November 5, 2020	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
President and Chief Executive Officer (duly authorized officer)

November 5, 2020	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)