Form 10-K
period 2020-12-31
CareTrust REIT, Inc.
filed 2021-02-10
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.6 billion.
As of February 9, 2021, there were 95,893,541 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2020, are incorporated by reference into Part III of this Report.

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
TENANT INFORMATION
This Annual Report on Form 10-K includes information regarding certain of our tenants that lease properties from us, some of which are not subject to SEC reporting requirements. The Ensign Group, Inc. (“Ensign”) and The Pennant Group, Inc. (“Pennant”) are subject to the reporting requirements of the SEC and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. You are encouraged to review Ensign and Pennant’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.
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
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2020, CareTrust REIT’s real estate portfolio consisted of 218 skilled nursing facilities (“SNFs”), multi-service campuses and assisted living facilities (“ALFs”) consisting of 22,466 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2020, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.0 million.
From January 1, 2020 through February 10, 2021, we acquired six skilled nursing facilities, one multi-service campus and one assisted living facility for approximately $89.8 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $7.6 million and an initial blended yield of approximately 8.5%. We also made one mezzanine loan with a carrying value of $15.0 million with a fixed interest rate of 12.0%.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties and secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties. We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include other skilled nursing operators, as well as seniors housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.
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

Our Industry
The skilled nursing industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. We believe this evolution has led to a number of favorable improvements in the industry, as described below:
•Shift of Patient Care to Lower Cost Alternatives.  The growth of the senior population in the United States continues to increase healthcare costs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher-acuity patients than in the past. The same trend is impacting ALFs, which are now generally serving some patients who previously would have received services at SNFs.
•Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.
•Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities as of December 2016, as compared with over 16,700 facilities as of December 2000. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and assisted living providers due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.
•Increased Demand Driven by Aging Populations and Increased Life Expectancy. As life expectancy continues to increase in the United States and seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. The U.S. Census reported that there were over 54 million people in the United States in 2019 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2016 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $169 billion in 2018 to approximately $266 billion in 2028, representing a compounded annual growth rate of 5.0%. We believe that these trends will support an increasing demand for skilled nursing services, which in turn will likely support an increasing demand for the services provided within our properties.
Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types as of December 31, 2020:
•Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2020, our portfolio included 177 SNFs, 20 of which are located on campuses that also have assisted or independent living facilities, which we refer to as multi-service campuses (see below under “Multi-Service Campuses”).
•Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. The level of personal assistance that may be provided at ALFs is based in part on state regulations. Since states often apply differing license classifications, and standards, regulatory requirements may differ significantly between states. As of December 31, 2020, our portfolio included 39 ALFs, some of which also contain independent living and memory care units.
•Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities and are not licensed to provide healthcare services to residents. The facilities typically consist of entirely self contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on site security and emergency response programs. As of December 31, 2020, our portfolio included 2 ILFs.
•Multi-Service Campuses. Multi-service campuses generally include some combination of co-located SNFs, ALFs, ILFs, and/or memory care units all housed at a single location and operated as a continuum of care. These facilities are often marketed as an opportunity for residents to “age in place,” and tend to attract couples where the individuals may require or benefit from differing levels of care. As of December 31, 2020, our portfolio included 20 facilities that we classify as multi-service campuses.
Our portfolio of SNFs, ALFs, ILFs and multi-service campuses is broadly diversified by geographic location throughout the United States, with concentrations in California, Texas, Louisiana, Idaho and Arizona based on rental income.
Significant Master Leases
We have leased a significant number of our properties to subsidiaries of Ensign on a triple-net basis under eight long-term leases each with its own pool of properties, that have varying maturities and diversity in both property type and geography (each an “Ensign Master Lease” and collectively, the “Ensign Master Leases”). The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At Ensign’s option, each Ensign Master Lease may be extended for up to three five year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the applicable Ensign Master Lease. During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis which are not included under the Ensign Master Leases. As of December 31, 2020, the annualized contractual rental income from the Ensign Master Leases was $53.4 million, or 31%, and annualized contractual rental income from all Ensign leases was $57.2 million, or 33.0%, of total annualized contractual rental income. Rent is escalated annually in June under the Ensign Master Leases, and in December for the four additional facilities leased to Ensign, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. The Ensign Master Leases are guaranteed by Ensign and contain cross-default provisions. The four additional facilities leased to subsidiaries of Ensign are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases.
On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of Pennant common stock (the “Pennant Spin”). As a result of the Pennant Spin, on October 1, 2019, the Company amended the Ensign Master Leases to reduce the number of facilities covered by the Ensign Master Leases and entered into one long-term triple-net lease (the “Pennant Master Lease”) to lease those facilities to Pennant. The contractual initial annual cash rent under the Pennant Master Lease was approximately $7.8 million. The Pennant Master Lease carries an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign Master Leases was reduced by approximately $7.8 million. Ensign has guaranteed the Pennant Master Lease. If Pennant achieves a specified portfolio coverage ratio and continuously maintains it for a specified period, Ensign’s obligations under the guaranty with respect to the Pennant facilities would be released. As of December 31, 2020, the Company leased 89 facilities to subsidiaries of Ensign, which have a total of 9,546 operational beds and 11 facilities to Pennant, which have a total of 1,193 operational beds and Ensign and Pennant represented 33% and 5%, respectively, of the Company’s contractual rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis.
As of December 31, 2020, 15 of our properties were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”), and have a total of 2,145 operational beds. The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2020, PMG represented 16% of the Company’s contractual rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis.
The Ensign Master Leases account for a substantial portion of our revenues, and Ensign’s financial condition and ability and willingness to (i) satisfy its obligations under the Ensign Master Leases, (ii) renew the Ensign Master Leases upon expiration of the initial base terms thereof, and (iii) satisfy its guaranty obligations under the Pennant Master Lease, significantly impacts our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that Ensign has sufficient assets, income and access to financing to enable it to satisfy its obligations under the Ensign Master Leases or its guaranty of the Pennant Master Lease, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to pay dividends to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that Ensign will elect to renew the Ensign Master Leases with us upon expiration of the initial base terms or any renewal terms thereof or, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors - Risks Related to Our Business - We are dependent on the healthcare operators that lease our properties to successfully operate their business and make contractual lease payments, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”
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

Properties by Type:
The following table displays the geographic distribution of our facilities by property type and the related number of beds and units available for occupancy by asset class, as of December 31, 2020. The number of beds or units that are operational may be less than the official licensed capacity.

	Total		SNFs		Multi-Service Campuses		ALFs and ILFs
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
TX	41	5,207	35	4,426	3	539	3	242
CA	34	3,965	25	2,806	4	710	5	449
ID	17	1,457	16	1,388	1	69	—	—
IA	15	984	13	815	2	169	—	—
OH	13	1,284	9	734	4	550	—	—
UT	13	1,392	9	913	1	330	3	149
WA	12	1,082	11	980	—	—	1	102
AZ	11	1,352	8	986	—	—	3	366
IL	8	772	7	644	1	128	—	—
LA	8	1,164	7	949	1	215	—	—
CO	7	785	5	522	—	—	2	263
NE	5	366	3	220	2	146	—	—
VA	5	279	—	—	—	—	5	279
FL	4	404	—	—	—	—	4	404
MI	4	189	—	—	—	—	4	189
MT	3	260	3	260	—	—	—	—
NV	3	304	1	92	—	—	2	212
WI	3	206	—	—	—	—	3	206
MN	2	62	—	—	—	—	2	62
NC	2	100	—	—	—	—	2	100
GA	1	105	1	105	—	—	—	—
IN	1	162	—	—	—	—	1	162
MD	1	120	—	—	—	—	1	120
ND	1	110	1	110	—	—	—	—
NM	1	136	1	136	—	—	—	—
OR	1	53	1	53	—	—	—	—
SD	1	99	1	99	—	—	—	—
WV	1	67	—	—	1	67	—	—
Total	218	22,466	157	16,238	20	2,923	41	3,305

Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2020 and 2019. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds of acquired facilities are included in the computation following the date of acquisition only).

	Year Ended December 31,
Property Type	2020	2019
Facilities Leased to Tenants: (1)
SNFs	75%	78%
Multi-Service Campuses	73%	76%
ALFs and ILFs	86%	83%
Facilities Operated by CareTrust REIT:(2)
ILFs	91%	89%

(1)    Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.
(2)    As of December 31, 2019, we owned and operated one ILF. Occupancy data for the year ended December 31, 2020 and December 31, 2019 includes the one ILF owned and operated. We sold the one remaining ILF during the three months ended December 31, 2020.

Property Type - Rental Income:
The following tables display the annual rental income and total beds/units for each property type leased to third-party tenants for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31, 2020
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$127,200	73%	16,238
Multi-Service Campuses	21,517	13%	2,923
ALFs and ILFs	24,895	14%	3,305
Total	$173,612	100%	22,466

	For the Year Ended December 31, 2019
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$115,362	74%	16,262
Multi-Service Campuses	18,109	12%	2,460
ALFs and ILFs	22,196	14%	3,241
Total	$155,667	100%	21,963

Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2020 and 2019 (in thousands, except percentages).

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
State	Rental Income	Percent of Total	Rental Income	Percent of Total
CA	$36,853	21%	$35,297	23%
TX	33,276	19%	32,364	21%
LA	16,022	9%	15,880	10%
ID	13,482	8%	11,717	8%
AZ	12,466	7%	12,461	8%
OH	9,225	5%	964	1%
UT	7,289	4%	6,740	4%
MI	5,729	3%	6,007	4%
CO	5,561	3%	5,485	4%
WA	5,201	3%	5,145	3%
IL	4,824	3%	4,725	3%
IA	4,672	3%	2,815	2%
VA	3,248	2%	3,171	2%
WI	2,937	2%	2,535	2%
NV	2,092	1%	2,091	1%
FL	1,572	1%	550	—%
NC	1,107	1%	1,097	1%
MT	1,079	1%	550	—%
NM	1,008	1%	987	1%
NE	956	1%	956	1%
SD	905	1%	886	1%
IN	829	1%	760	—%
GA	810	—%	485	—%
WV	714	—%	384	—%
MD	567	—%	229	—%
ND	442	—%	433	—%
OR	380	—%	376	—%
MN	366	—%	577	—%
Total	$173,612	100%	$155,667	100%

ILFs Operated by CareTrust REIT:
As of December 31, 2019, we owned and operated one ILF, Lakeland Hills Independent Living, located in Dallas, Texas, with 168 units. During the quarter ended December 31, 2020, we sold the one remaining ILF to a third party leaving us with no remaining owned and operated ILFs at December 31, 2020.
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

Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 28 different states, with concentrations in California, Texas, Louisiana, Idaho and Arizona based on rental income. The properties in any one state do not account for more than 21% of our total rental income as of December 31, 2020. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Long-Term, Triple-Net Lease Structure. All of our properties are leased to our tenants under long-term, triple-net leases, pursuant to which the operators are responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 32% of our 2020 rental income, exclusive of operating expense reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Ability to Identify Talented Operators. We have purchased 138 properties since June 1, 2014, the date we became a separate and independent publicly-traded company, through December 31, 2020 and have increased total rental income from $41.2 million for the year ended December 31, 2013, the last full fiscal year prior to becoming a separate and independent publicly-traded company, to $173.6 million for the year ended December 31, 2020. We have grown to 22 operators including local, regional and national operators, including Ensign and PMG, which account for 32% and 16% of our total rental income, in each case exclusive of operating expense reimbursements, for the year ended December 31, 2020, respectively. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investment in new and/or improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.
Experienced Management Team. Gregory K. Stapley, our Chief Executive Officer, has extensive experience in the real estate and healthcare industries. Mr. Stapley has more than 30 years of experience in the acquisition, development, financing and disposition of real estate including healthcare facilities and office, retail and industrial properties, including nearly 15 years at Ensign where he was a co-founder, and was instrumental in assembling the portfolio that we now lease back to Ensign and Pennant. David M. Sedgwick, our President and Chief Operating Officer, has more than 20 years of experience in the skilled nursing and seniors housing industry. Mr. Sedgwick served as our Vice President-Operations from 2014 to 2018, as our Chief Operating Officer from 2018 to the present, and was appointed President in February 2021. Mr. Sedgwick’s duties involve him in matters related to new investments, asset management, portfolio management, portfolio optimization, investor relations and capital markets for the Company. Prior to joining CareTrust, Mr. Sedgwick served as the Chief Human Capital Officer and President of Corporate Services at Ensign. Mr. Sedgwick has been a licensed nursing home administrator since 2001. Our Chief Financial Officer, William M. Wagner, has more than 25 years of accounting and finance experience, primarily in real estate, including more than 15 years of experience working extensively for REITs. Most notably, he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company prior to joining us as our Chief Financial Officer. Mark D. Lamb has served as our Chief Investment Officer since August 2018. Mr. Lamb previously served as our Director of Investments from July 2014 to August 2018, and has been instrumental in building the Company’s portfolio since becoming a public company. Mr. Lamb is a licensed nursing home administrator and, prior to joining the Company in 2014, served as an administrator at one of Plum Healthcare’s flagship post-acute facilities from 2011 to 2014. Prior to 2011, Mr. Lamb served in acquisition and portfolio management capacities for various entities for more than nine years. Our executives have years of public company experience, including experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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
Develop New Tenant Relationships. We cultivate new relationships with tenants and healthcare providers in order to expand the mix of tenants operating our properties. We expect that this objective will be achieved over time as part of our overall strategy to acquire new properties and further diversify our portfolio of healthcare properties.
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
Sustainability
As a healthcare-focused real estate investment trust, our assets are an integral part of the overall healthcare continuum in the communities that our tenants serve. We believe that environmental sustainability is an important part of our commitment to helping people live and age well in those communities. We are working to implement sustainable practices and providing tenant education, support and incentives to avoid or reduce practices in our corporate offices and by our tenants at our net-leased properties that may have negative environmental impacts. In addition, as a landlord and capital supplier to a key segment of the healthcare industry, we seek opportunities to use our influence to encourage and incentivize fair and healthy work environments for healthcare workers and suitable living conditions for patients and residents, and to promote diversity, inclusion and the ethical treatment of employees, residents, patients and others wherever our activities and influence can be felt.
Human Capital Resources
Supporting our people is a foundational value for us. We believe our success depends on our ability to attract, develop and retain key personnel. Our core philosophies and policies in this regard include:
Compensation and Benefits. The skills, experience and industry knowledge of key employees significantly benefit our performance. We believe we offer competitive compensation (including salary, incentive bonus and equity) and benefits packages (including a 401(k) plan with a fixed employer contribution and Flexible Spending Accounts (FSAs), among others). Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders.
As of December 31, 2020, we employed approximately 15 full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement. Prior to the COVID-19 pandemic, all of our employees were based out of our corporate office in San Clemente, California, other than three full-time employees who worked remotely. With the COVID-19 pandemic, we have temporarily closed our corporate office and most of our employees are currently working remotely. To address the dynamic nature of COVID-19 and remote work, the Company has offered workforce flexibility for all employees.
Retention and Turnover. Recruiting, hiring, training and retaining excellent employees is a high priority for us. These activities carry real and substantial costs, which we regard as a meaningful investment in our workforce and our company. We believe that employee turnover is costly both in direct and indirect ways, and we are committed to employee retention and satisfaction. During the year ended December 31, 2020, and excluding the ILF that we sold during 2020, we experienced turnover of two full-time employees, neither of whom were executive officers.
Sphere of Influence. We believe that the creation of an engaging and mutually supportive corporate culture that acknowledges and celebrates the value and contributions of all stakeholders is core to our long-term success. As an extension of our commitment to the many people who contribute to our success, we encourage and incentivize our triple-net tenants through subsidies and other economic incentives to reflect a similar commitment to integrity and corporate responsibility by voluntarily participating in our Tenant Code of Conduct and Corporate Responsibility Program (the “Tenant ESG Program”), and particularly by valuing the healthcare workers in their employ who deliver care in our facilities every day. These principles are reflected in our Policy on Human Capital, our Policy on Human Rights and Responsibilities and our proprietary Tenant ESG Program.
Government Regulation, Licensing and Enforcement
Overview
As operators of healthcare facilities, tenants of our healthcare properties are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face significant regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants to civil, criminal and administrative sanctions. Affected tenants may find it increasingly difficult and costly to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the legal requirements often vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors - Risks Related to Our Business.”

The following is a discussion of certain laws and regulations generally applicable to our tenants (as operators of our healthcare facilities) and, in certain cases, to us.
Enforcement
There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include, but are not limited to, (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state provider self-referral laws (including the federal law commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians and in some cases other providers to entities with which the physician or an immediate family member has a financial relationship, and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Ensign and our other tenants are (and many of our future tenants are expected to be) subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.
•State and Federal “Fraud and Abuse” Laws and Regulations. The Medicare and Medicaid anti-fraud and abuse amendments to the Social Security Act (the “Anti-Kickback Law”) make it a felony, subject to certain exceptions, for any person to engage in illegal remuneration arrangements with vendors, physicians and other health care providers for the referral of Medicare beneficiaries or Medicaid recipients. When a violation occurs, the government may proceed criminally or civilly. If the government proceeds criminally, a violation is a felony and may result in imprisonment for up to five years, fines of up to $25,000 and mandatory exclusion from participation in all federal health care programs. If the government proceeds civilly, it may impose a civil monetary penalty of $50,000 per violation and an assessment of not more than three times the total amount of remuneration involved, and it may exclude the parties from participation in all federal health care programs. Violations of the Anti-Kickback Statute also serve as a basis for federal False Claims Act cases. Many states have enacted laws similar to, and in some cases broader than, the Anti-Kickback Law.
The scope of prohibited payments in the Anti-Kickback Law is broad. The U. S. Department of Health and Human Services has promulgated regulations which describe certain “safe harbor” arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. An arrangement that fits squarely into a safe harbor is immune from prosecution under the Anti-Kickback Statute. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many SNFs, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful and unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers entering into these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law and may be subject to significant liability should an arrangement that does not fully satisfy a safe harbor be determined to be illegal. On November 20, 2020, the US Department of Health and Human Services (“HHS”) promulgated significant new Anti-Kickback Law regulations, including changes to existing safe harbors and the creation of new safe harbors, in an effort to reduce regulatory burden and incentivize coordinated care, including value-based arrangements.
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
•Restrictions on Referrals. The federal physician self-referral law and its implementing regulations (commonly referred to as the “Stark Law”) prohibits providers of “designated health services” from billing Medicare or Medicaid if the patient is referred by a physician (or his/her immediate family member) with a financial relationship with the entity, unless an exception applies. “Designated health services” include clinical laboratory services; physical therapy services; occupational therapy services; outpatient speech-language pathology; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and services; parenteral and enteral nutrients, equipment and services; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law also prohibits the furnishing entity from submitting a claim for reimbursement or otherwise billing Medicare or any other person or entity for improperly referred designated health services. Many designated health services are commonly provided in SNFs and ALFs. The new regulations promulgated by HHS, discussed above in “State and Federal ‘Fraud and Abuse’ Laws and Regulations”, include significant changes to the Stark Law regulations, including (i) new exceptions designed to enable more value-based arrangements, (ii) a modification to the existing exception for electronic health records items and services, and (iii) new exceptions for limited remuneration to physicians and for cybersecurity technology and related services.
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
Reimbursement
Sources of revenue for our tenants include (and for our future tenants is expected to include), among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and health maintenance organizations. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by Ensign and our other tenants. Federal and state authorities are likely to continue to implement new and modified reimbursement methodologies, including value-based methodologies, that could have a negative impact on our tenants. Such changes to reimbursement methodologies could have a material impact on our tenants and we cannot provide assurances that the current revenue levels will be maintained under any future reimbursement arrangements. In addition, the impact of other health care reform efforts, such as “Medicare for all” or the provision of a new Medicare-like public option for consumers to receive health insurance, are impossible to predict.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) serves as the primary vehicle for comprehensive healthcare reform in the United States. Efforts by the Trump administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation including the successful repeal of the penalty associated with the individual mandate of the Affordable Care Act, continue to cast uncertainty on the future of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court in Texas ruled the Affordable Care Act unconstitutional in its entirety. This decision was appealed, and on December 18, 2019, the Fifth Circuit Court of Appeals ruled that the Affordable Care Act’s individual mandate was unconstitutional but remanded the case for further analysis. On November 10, 2020, the Supreme Court of the United States heard oral arguments, but a decision has not yet been issued. This and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Given the change in control of Congress, we anticipate Congress will renew efforts to expand health insurance coverage and to assess alternative health care delivery and payment systems. Congress may in the future propose and adopt legislation effecting additional fundamental changes in the health care system. For example, some members of Congress have suggested expanding the coverage of government-funded programs, including single-payor models. The Biden administration supports building on PPACA to expand health insurance coverage to more citizens, including through the addition of a Medicare-like public option, increasing the value of certain tax credits to lower premiums, and expanding access to Medicaid; it has not yet publicly supported a single-payor model. In addition, although the Democratic Party now controls the United States House of Representatives (by a slim majority) and Senate (by virtue of the Vice President casting the tie-breaking vote), legislation would likely require at least some support from both Republican and Democratic lawmakers to become law. At this time, it is uncertain whether any additional healthcare reform legislation will ultimately become law and we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on our business. If our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligations to us. Expansion of health insurance coverage to more citizens could have a positive financial impact on our tenants’ and their ability to satisfy their obligations to us.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, CMS is required to measure, track, and publish readmission rates of SNFs and to implement a value-based purchasing program for SNFs (the “SNF VBP Program”). The SNF VBP Program increases Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program are funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. However, there is no assurance that payments made by CMS as a result of the SNF VBP Program will be sufficient to cover a facility’s costs. If Medicare reimbursement provided to our healthcare tenants is reduced under the SNF VBP Program, that reduction may have an adverse impact on the ability of our tenants to meet their obligations to us.
See “Risk Factors - Risks Related to Our Business - Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations” for additional risks related to changes in Medicare reimbursement.
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
Healthcare Licensure and Certificate of Need
Our healthcare facilities are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to operate SNFs and ALFs, dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, modification and closure of certain healthcare facilities. The ability to obtain such approval and/or the approval process may impact some of our tenants’ abilities to expand or change their businesses. Any failure to comply with any of these laws, regulations, or standards could result in penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility.
Privacy, Security and Data Breach Notification Laws
The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) regulates the privacy and security of certain health information (“Protected Health Information”) and requires entities subject to HIPAA to provide notification of breaches of Protected Health Information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most health care providers (including many of our tenants). Business associates of these entities who create, receive, maintain or transmit Protected Health Information are also subject to HIPAA. Violations of the HIPAA requirements may result in civil monetary penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach or incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. Breaches of unsecured Protected Health Information and other violations of HIPAA may have other material adverse consequences including material loss of business, business interruption, loss of patient or other critical data, regulatory enforcement, substantial legal liability and reputational harm. Certain violations of HIPAA can result in criminal penalties and enforcement.

Various other state and federal laws relate to privacy, security and the reporting of data breaches involving personal information (together with HIPAA, “Privacy Laws”). For example, various state laws and regulations may regulate the privacy and security of personal information, and require notification of affected individuals in the event of a data breach involving such individual’s personal information (including an individual’s name plus social security number, date of birth or credit card information, for example). Failure of the Company or its tenants to comply with applicable Privacy Laws could have a materially adverse effect on our Company. Failure of our tenants to comply with applicable Privacy Laws could have a material adverse effect on their ability to meet their obligations to us. Furthermore, the adoption of new Privacy Laws at the federal and state level could require us or our tenants to incur significant compliance costs.
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
Environmental Matters
A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. See “Risk Factors - General Risk Factors - Environmental compliance costs and liabilities may materially impair the value of properties owned by us.”
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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2020, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.

The benefits of our UPREIT structure include the following:
•Access to capital. We believe the UPREIT structure provides us with access to capital for refinancing and growth. Because an UPREIT structure includes a partnership as well as a corporation, we can access the markets through the Operating Partnership issuing equity or debt as well as the corporation issuing capital stock or debt securities. Sources of capital include possible future issuances of debt or equity through public offerings or private placements.
•Growth. The UPREIT structure allows stockholders, through their ownership of common stock, and the limited partners, through their ownership of OP Units, an opportunity to participate in future investments we may make in additional properties.
•Tax deferral. The UPREIT structure provides property owners who transfer their real properties to the Operating Partnership in exchange for OP Units the opportunity to defer the tax consequences that otherwise would arise from a sale of their real properties and other assets to us or to a third party. As a result, this structure allows us to acquire assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.
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

ITEM 1A.    Risk Factors
Risks Related to Our Business
We are dependent on the healthcare operators that lease our properties to successfully operate their businesses and make contractual lease payments, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Because all of our properties are operated by our tenants pursuant to triple-net master leases, we are unable to directly implement strategic business decisions regarding the daily operation and marketing of these properties. While we have rights as the property owner under our triple-net leases and monitor our tenants’ and operators’ performance, we may have limited recourse under our master leases if we believe that a tenant or operator is not performing adequately and any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which in turn, could adversely affect their ability to make rental payments to us and otherwise adversely affect our results of operations, including our ability to repay our outstanding indebtedness or our ability to pay dividends to our stockholders as required to maintain our REIT status. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that our tenants will have sufficient assets, income and financing to enable them to satisfy their contractual lease payment or indemnification obligations.
Ensign leases or provides a guaranty for a significant portion of our properties. As of December 31, 2020, properties leased to Ensign under all Ensign leases represented $57.2 million, or 33%, of our rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis, and properties leased to Pennant under the Pennant Master Lease for which Ensign provides a guaranty (the “Pennant Guaranty”) represented $7.8 million, or 5%, of our rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis. Ensign’s inability or unwillingness to meet its lease obligations or its obligations pursuant to the Pennant Guaranty could materially adversely affect our business, financial position or results of operations. In addition, Ensign’s inability to satisfy its other lease obligations including payment of insurance, taxes and utilities, could materially and adversely affect the condition of the properties leased to Ensign as well as Ensign’s business, financial position and results of operations. Accordingly, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Further, our dependence on Ensign’s rental payments for a substantial portion of our rental income may limit our ability to enforce our rights under the Ensign leases or the Pennant Guaranty or to terminate the Ensign leases. Ensign’s failure to comply with its lease obligations or its obligations pursuant to the Pennant Guaranty, or with federal and state healthcare laws and regulations to which the leased properties are subject, could require us to find another lessee for such leased properties and result in a decrease in or cessation of rental payments. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would reduce our rental income.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Long-term care residents are at high risk for infection and severe illness or possible death from COVID-19 due to their advanced age, likelihood of underlying medical conditions, and the group living setting of long-term care facilities. To date, there have been significant COVID-19 outbreaks in long-term care facilities all over the world. These outbreaks have affected not only the residents, but also the health care providers and visitors to these facilities. The COVID-19 pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread. These measures impose restrictions on movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these restrictions have been lifted or scaled back, resurgences of COVID-19 and the emergence of more readily transmissible variants have resulted in the re-imposition of certain restrictions and may lead to other restrictions being implemented.
Recently, two COVID-19 vaccines were approved for full use. While the supply of COVID-19 vaccine in the United States is currently limited, states have generally prioritized residents of long-term care facilities, health care providers, and, increasingly, people 65 and older to receive the vaccine. However, distribution of the vaccine has taken longer than expected due to logistics, lack of resources, scheduling, staffing issues and vaccine resistance, and availability is expected to remain scarce for the next several months, even as newer, more contagious variants of COVID-19 circulate worldwide. To meet these challenges, the Biden administration has announced a vaccine offensive plan that calls for greatly expanding access to the vaccine and using the Defense Production Act to expand vaccine production. Experts do not know how long immunity lasts after vaccination or exactly what percentage of the population would need to be vaccinated to achieve herd (or population)

immunity to COVID-19. The Biden administration also proposed a $1.9 trillion spending package to combat the economic downturn and the pandemic, including $20 billion for a national vaccine program. At this time, it is uncertain whether any such proposal will ultimately become law and we cannot predict the ultimate content, timing or effect of any such legislation or the impact of potential legislation on our business.
Given the adverse impact the pandemic and pandemic-related restrictions have had, and may continue to have, on the economy generally and the prevalence of outbreaks within long-term care facilities, our business, results of operations and financial condition have been adversely impacted, and may in the future be materially adversely impacted, by the COVID-19 pandemic.
The COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties, some of which have adversely affected our business, and all of which could materially adversely affect our business, results of operations and financial condition, including the following:
•the inability of our tenants to pay contractual rent in full, on a timely basis or at all due to increases in operating costs incurred by our tenants or declines in occupancy rates at their facilities, which would adversely impact our rental income, and the adverse impact on our rental income if we grant rent deferrals, reductions or other restructurings or accommodations to any of our tenants;
•the possibility that we may be required to write-off unpaid rental payments, incur lease accounting charges due to the uncollectibility of rental payments and/or accede to unfavorable modifications of lease terms if a tenant is unable to pay contractual rent; and/or the possibility that adverse market conditions or declines in the operating performance of our tenants or borrowers may result in asset impairment charges or credit losses on our loans receivable if we determine that the full amount of our investments are not recoverable;
•the financial deterioration of one or more of our tenants or borrowers (which has, and could continue to result from, among other reasons (i) temporary cessation or limitations on certain medical procedures which in turn results in a reduction in hospital patients and the need for post-acute care services offered by our tenants, (ii) increased operating costs and staffing requirements related to compliance with Centers for Disease Control and Prevention (“CDC”) protocols, (iii) increased scrutiny by regulators of infection control and prevention measures, (iv) potential repayments of relief funds received by tenants as changes in federal guidelines are published and potential false claims act and whistleblower liability for violations of relief fund terms and conditions, (v) nursing or other staffing shortages exacerbated by the pandemic; or (vi) decisions by elderly individuals to avoid or delay entrance into assisted living and other long-term care facilities in order to minimize their potential for exposure to COVID-19 in group living situations), which may result in such tenant(s) experiencing insolvency or initiating bankruptcy or similar proceedings which adversely affect our ability to collect rent or interest payments from such tenants and result in increased costs to us;
•increased costs or delays that we have incurred, and may continue to incur, if we need to reposition or transition any of our currently-leased properties to another tenant or operator, which have, and may continue to, adversely impact our revenues and results of operations;
•risks related to lawsuits and regulatory enforcement actions related to COVID-19 outbreaks involving us, our tenants, operators or borrowers, including increases in the costs of business, negative publicity and/or further decreases in occupancy and/or profitability at our facilities (we note, however, that liability protections provided to health care providers under the PREP Act, as summarized below, may reduce the risk of legal liability for certain actions taken by our operators in connection with the COVID-19 pandemic);
•deterioration of state and local economic conditions and job losses, which has, and may continue to, decrease demand for and occupancy levels of our properties and cause our rental rates and property values to be negatively impacted;
•possible complete or partial closures of, or other operational issues at, one or more of our properties resulting from government actions or directives, which may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators;
•material increases in COVID-19 related claims and litigation against nursing home and seniors housing operators (whether by residents, employees, contractors, suppliers, etc.) causing their insurance coverage to increase to levels which could negatively impact their financial performance and ability to meet their contractual lease obligations to us;
•limitations on our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings or refinancings or other forms of capital raising, including issuances under our New ATM Program (as defined below), and which could adversely impact our ability to make new property investments;
•our ability to continue to make cash distributions to our stockholders commensurate with historical levels; and

•our ability to repay outstanding debt or maintain compliance with covenants under our Amended Credit Facility (as defined below) and the indenture governing our Notes.
The Public Readiness and Emergency Preparedness Act (the “PREP Act”), enacted in 2005, authorizes the HHS Secretary to issue a declaration to provide liability immunity to certain individuals and entities, including health care providers, against any claim of loss caused by, arising out of, relating to, or resulting from the manufacture, distribution, administration or use of medical countermeasures, including a qualified pandemic, except for cases involving willful misconduct. The HHS Secretary first declared on January 31, 2020 that a public health emergency exists under the PREP Act in connection with the COVID-19 pandemic, which triggered the PREP Act provisions. A declaration lasts until the HHS Secretary declares that the public health emergency no longer exists or upon the expiration of the 90-day period beginning on the date that the HHS Secretary declared a public health emergency exists, whichever occurs first. The HHS Secretary has renewed this declaration multiple times, and is currently set to be in force through April 2021. The PREP Act is intended to protect health care providers, including many of our tenants, operators or borrowers, from liability for using or administering medical devices or medications that have been sanctioned on some level, even if not formally approved by the United States Food and Drug Administration or CDC. The PREP Act is especially important for our tenants that want to offer treatment options to their residents who test positive for COVID-19. If courts do not enforce the provisions of the PREP Act to provide liability immunity for certain health care providers, such as nursing home and seniors housing operators, or if the Biden administration scales back or rescinds any previous declarations to invoke the PREP Act, our tenants, operators or borrowers, the financial performance of our tenants, operators or borrowers and ability to meet their contractual obligations to us could be adversely affected.
The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19 and the current and future variants thereof, actions taken to contain COVID-19, resurgences of COVID-19 that may continue to occur, the efficacy of COVID-19 vaccines and how quickly and to what extent normal economic and operating conditions resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.
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
Bankruptcy, insolvency or financial deterioration of our tenants could delay or prevent collection of unpaid rents or require us to find new tenants.
We receive substantially all of our income as rental payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants have in the past, and may in the future, fail to make rent payments when due, or our tenants may declare bankruptcy. Tenant bankruptcies or failures to make rent payments when due could result in termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders (which could adversely affect our ability to raise capital or service our indebtedness). This risk is magnified where we lease multiple properties to a single tenant, such as Ensign.
If a tenant is unable to comply with the terms of its lease, we may be forced to write off unpaid amounts due to us from the tenant, move to a cash basis method of accounting for recognizing rental income from the tenant or otherwise modify the tenant’s lease in ways that are unfavorable to us. Alternatively, failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third-party managers to operate the property or sell the property. See Note 2, Summary of Significant Accounting Policies and Note 3, Real Estate Investments, Net for further information.
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
Replacement tenants or operators may be difficult to identify and we may be required to incur substantial renovation costs to make our healthcare properties suitable for such tenants or operators.
If our tenants terminate or do not renew their leases with us, we would attempt to reposition the properties with another tenant or operator. Rental payments on such properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, such properties while they are being repositioned.
Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. In addition, approvals of local authorities for any required modifications and/or renovations may be necessary, resulting in delays in transitioning a facility to a new tenant. These expenditures or renovations and delays could materially and adversely affect our business, financial condition or results of operations.
In addition, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. If we experience a significant number of un-leased properties due to the inability to find suitable replacement tenants or successfully reposition the property, our operating expenses could increase significantly. Even after a suitable replacement tenant or operator has taken over operation of a property, it may still take an extended period of time before such property is fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The geographic concentration of some of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
As a result of the concentration of our properties in California, Texas, Louisiana, Idaho and Arizona as described in “Portfolio Summary” under Item 1 of this Annual Report on Form 10-K, the conditions of local economies and real estate markets, including increases in real estate taxes, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
Our facilities located in Texas and Louisiana are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding, and our facilities located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These acts of nature may cause disruption to our tenants, their employees and our facilities, which could have an adverse impact on our tenants’ patients and businesses. In order to provide patient care, our tenants are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at the facilities. If the delivery of goods or the ability of employees to reach our facilities is interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our tenants’ businesses at those facilities. Furthermore, the impact, or impending threat, of a natural disaster may require that our tenants evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients at such facilities. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we currently cannot predict.
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
We pursue property acquisitions and seek strategic opportunities in the ordinary course of our business, which may result in significant usage of management resources or costs, and we may not fully realize the potential benefits of such transactions.
We regularly review, evaluate, engage in discussions regarding, and pursue acquisitions of properties and seek other strategic opportunities in the ordinary course of business in order to maximize stockholder value. We may devote a significant amount of our management resources to, and incur significant costs in connection with, such transactions, which may not result in definitive agreements or the completion of any transaction and, could negatively impact our operations. In addition, there is no assurance that we will fully realize the potential benefits of any past or future acquisition or strategic transaction.
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
If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, or at all, our business, financial position or results of operations could be materially and adversely affected. Furthermore, any future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited.
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
In addition, if development of seniors housing facilities outpaces demand for those assets in markets in which we are located, those markets may become saturated and our seniors housing tenants and operators could experience decreased occupancy, which may affect their ability to meet their financial and other contractual obligations to us.
Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.
Our tenants that operate SNFs and other healthcare facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, file for a Medicare and Medicaid change of ownership. Upon termination or expiration of existing leases, delays or the failure of the new tenant in receiving regulatory approvals from the applicable federal, state or local government agencies, may prolong the period during which we are unable to collect rent and the property may experience performance declines. We could also incur substantial additional expenses in connection with any licensing, receivership or change of ownership proceedings.
We may not be able to sell properties when we desire because real estate investments are relatively illiquid, which could materially and adversely affect our business, financial position or results of operations.
Real estate investments are generally illiquid. As a result, we may be unable to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could materially and adversely affect the value of our properties and our ability to sell such properties for acceptable prices or terms. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could materially and adversely affect our business, financial position or results of operations and our ability to pay dividends and make distributions.
We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
Our lease agreements require that the tenant maintain general and professional liability insurance and comprehensive liability and hazard insurance. However, there are certain types of losses (including, but not limited to, losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, wildfires, hurricanes and floods) that may be uninsurable or not economically insurable. In addition, insurance coverage may be insufficient to pay the full current market value or replacement cost of any loss. Inflation, changes in tort liability laws, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to protect a tenant in a liability claim or replace a property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such tenant or property.
If one of our tenants experiences a material general or professional liability loss that is uninsured or exceeds policy coverage limits, it may be unable to satisfy its lease payment obligations to us. If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property.
In addition, even if damage to our properties is covered by insurance, business disruptions caused by a casualty event may result in lost revenue for our tenants or us for which insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its lease payment obligations to us.
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
We are, and may continue to be, exposed to contingent rent escalators, which could hinder our profitability and growth.
We derive revenue primarily by leasing our assets under long-term triple-net leases with rental rates that, subject to certain limitations, are generally fixed with annual rent escalations contingent on changes in the Consumer Price Index, subject to maximum fixed percentages. If the Consumer Price Index does not increase, our revenues may not increase. In addition, if economic conditions result in significant increases in the Consumer Price Index, but the escalations under our leases are capped, our growth and profitability also may be limited.
Risks Related to Laws and Regulations
Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations.
We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. In light of the transfer of power from the Trump administration to the Biden administration, and the change in control of the United States Senate, we believe that efforts may be made to, among other things: (i) repeal much of the deregulation and regulatory changes made to the PPACA during the previous administration; (ii) expand health insurance coverage to more individuals, potentially by enacting legislation creating a single-payor health insurance model; and (iii) transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures will be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. We also believe that additional resources may be dedicated to regulatory enforcement, which could increase our tenants’ costs of doing business and negatively impact their ability to pay their rent obligations to us. Additional stimulus funding for state and local governments may have a positive impact on our tenants because it may alleviate some pressures on state and local governments to reduce overall Medicaid expenditures.
Our tenants are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. See “Government Regulation, Licensing and Enforcement” in Item 1 of this Annual Report on Form 10-K for more information. If our tenants or operators fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. Changes in enforcement policies by federal and state governments have also resulted in a significant increase in inspection rates, citations of regulatory deficiencies and sanctions, including terminations from Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and criminal penalties. Our tenants and operators could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. Additionally, if our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligation to us. We cannot predict whether any future legislative proposals will be adopted or, if adopted, the impact these proposals would have on our tenants or our business.
Tenants that fail to comply with applicable requirements of governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants are subject to the following risks, among others, relating to governmental healthcare reimbursement programs: statutory and regulatory changes; retroactive rate adjustments; recovery of program overpayments or set-offs; administrative rulings; policy interpretations; payment or other delays by fiscal intermediaries or carriers; government funding restrictions (at a program level or with respect to specific facilities); and interruption or delays in payments due to any ongoing governmental investigations and audits.
We expect healthcare reimbursement will continue to be a significant focus for federal and state authorities in their cost control efforts. We cannot predict the timing or effects of any future legislative reforms on our tenants’ business costs or government and other third-party payor reimbursement. More generally, because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants. The failure of any of our tenants to comply with these laws, requirements and regulations could materially and adversely affect their ability to meet their financial and contractual obligations to us.
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
Medicare, Medicaid and other governmental health care payors require reporting of extensive financial information in a specific format or content. These requirements are technical and complex and may not be properly implemented by billing or reporting personnel. For certain required information, False Claims Act violations may occur without any intent to defraud by mere negligence or recklessness in information submission to the government. New billing systems, medical procedures and procedures for which there is not clear guidance may all result in liability. In addition, violations of the Anti-Kickback Law or Stark Law and, for provider tenants who received pandemic relief funds, the failure to comply with terms and conditions related to receipt or repayment of those funds, may form the basis for a federal False Claims Act violation. See “Government Regulation, Licensing and Enforcement,” in Item 1 of this Annual Report on Form 10-K for more information.
Many states have adopted laws similar to the False Claims Act, some of which apply to claims submitted to private and commercial payors, not just governmental payors. Violations of such laws by an operator of a health care property could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, civil liability, and in certain limited instances, criminal penalties, loss of license or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action.

If we or our tenants fail to adhere to applicable privacy and security laws, or experience a security incident or breach, this could have a material adverse effect on us or on our tenants’ ability to meet their obligations to us.
We and our tenants are subject to HIPAA and various other state and federal laws that relate to privacy, security and the reporting of data breaches involving personal information as discussed in “Government Regulation, Licensing and Enforcement - Privacy, Security and Data Breach Notification Laws” in Item 1 of this Annual Report on Form 10-K. Failure to comply with these requirements could have a materially adverse effect on us and the ability of our tenants to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants to incur significant compliance costs.
While we and our tenants maintain various security controls, there is a risk of security incidents or breaches resulting from unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems. The trend toward increased remote work and rapid implementation of telehealth within the health care industry in response to the pandemic may have created new or increased cyber risks. Cyber-attacks range from individual attempts to gain unauthorized access to our IT systems to sophisticated attacks by hacking groups and some nation-state actors. Information technology systems are a vital part of the business of our Company and our tenants, and a security incident or breach could result in a material loss of business, business interruption, loss of patient or other critical data, regulatory enforcement, substantial legal liability and reputational harm. Despite the deployment of commercially reasonable efforts and sophisticated techniques to prevent cyber-attacks, information systems remain potentially vulnerable because the techniques used by hackers continue to evolve and may not be identified until launched against a target, and may be designed not to be detected. In fact, some cyber-attacks may not be detected for an extended period of time. As a result, we or our tenants may be unsuccessful in implementing successful cybersecurity protections. A successful cyber-attack, security incident or breach occurring at or involving the Company could have a material adverse impact on our Company. Where the cyber-attack, incident or breach occurs at or involves a tenant, this could jeopardize the tenant’s ability to fulfill its obligations to us.
Tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate our healthcare facilities or be unable to meet their financial and other contractual obligations to us.
The healthcare operators to whom we lease properties are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’ failure to comply with any of these laws, regulations or standards could result in penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility. Though the regulatory environment in which SNFs operate is more restrictive than for ALFs, ALFs face similar penalties for noncompliance with applicable legal requirements. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenant to obtain, or the loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by such tenant. Additionally, failure of our tenants to generally comply with applicable laws and regulations could adversely affect facilities owned by us, result in adverse publicity and reputational harm, and therefore could materially and adversely affect us. See “Government Regulation, Licensing and Enforcement - Healthcare Licensure and Certificate of Need” in Item 1 of this Annual Report on Form 10-K for additional information.
Environmental compliance costs and liabilities may materially impair the value of properties owned by us.
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
Risks Related to Our Status as a REIT
If we fail to qualify or remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face substantial tax liability, which could adversely affect our ability to raise capital or service our indebtedness.
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
If we fail to qualify to be taxed as a REIT in any year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT, which could adversely affect our financial condition and results of operations.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws, including any tax reform called for by the new presidential administration, might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. For instance, the “Tax Cuts and Jobs Act” (the “Act”) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the Act or administrative guidance interpreting the Act may be forthcoming at any time. We cannot predict the long-term effect of the Act or any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof, whether under the Act or otherwise, could adversely affect an investment in our stock
No prediction can be made regarding whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can we predict what consequences would result from this legislation or regulation. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect.
We could fail to qualify to be taxed as a REIT if income we receive from our tenants is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if the leases are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures or arrangement. If the leases are not respected as true leases for U.S. federal income tax purposes, we will likely fail to qualify to be taxed as a REIT.
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
To qualify as a REIT for U.S. federal income tax purposes, we must on an ongoing basis satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of beneficial interest. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
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
Risks Related to Our Capital Resources and Indebtedness
From time to time, we may have substantial indebtedness and we are able to incur significant additional indebtedness.
As of December 31, 2020, we had approximately $550.0 million of indebtedness, consisting of $300.0 million representing our 5.25% Senior Notes due 2025 (the “Notes”), $200.0 million under our unsecured term loan credit facility (the “Term Loan”) and $50.0 million in borrowings outstanding under our unsecured revolving credit facility (the “New Revolving Facility”). High levels of indebtedness could have one or more of the following adverse consequences, among others: require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and acquisitions and other general corporate purposes; require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility; make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Amended Credit Facility (as defined below); increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints; limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all; and require us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.
In addition, failure to satisfy our obligations under the Notes or our other debt or to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Amended Credit Agreement (as defined below), could result in an event of default, which could result in all of our debt becoming immediately due and payable and permit certain of our lenders to foreclose on our assets securing such debt. Further, our Amended Credit Agreement and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt, subject to our compliance with certain financial covenants set forth in the Amended Credit Agreement and the indenture governing the Notes. See “Risk Factors - Risks Related to Our Capital Resources and Indebtedness - Covenants in our debt agreements restrict our activities and could adversely affect our business” for a summary of these covenants.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Amended Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance such debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure such debt. The Amended Credit Agreement and the indenture governing the Notes restrict, and market or business conditions may limit our ability to take these actions. Any debt restructuring or refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
We rely on our subsidiaries for our operating funds.
We conduct our operations through subsidiaries and depend on our subsidiaries for the funds necessary to operate and repay our debt obligations, including funds transfers to us which are necessary to make the payments due under the Notes. While all of our subsidiaries are currently guarantors of the Notes, under certain circumstances, one or more of our subsidiaries may be released from, or may not be required to provide, a guarantee of the Notes, and in such circumstances, will not be responsible for any obligations with respect to the Notes. Each of our subsidiaries is a distinct legal entity and has no obligation, contingent or otherwise, to transfer funds to us. In addition, the ability of our subsidiaries to transfer funds to us could be restricted by the terms of subsequent financings.
Covenants in our debt agreements restrict our activities and could adversely affect our business.
Our debt agreements contain covenants that limit our and our subsidiaries’ ability to engage in various transactions including, as applicable: incurring or guaranteeing additional secured and unsecured debt; creating liens on our and our subsidiaries’ assets; paying dividends or making other distributions on, redeeming or repurchasing capital stock; making investments or other restricted payments; entering into transactions with affiliates; issuing stock of or interests in subsidiaries; engaging in non-healthcare related business activities; creating restrictions on the ability of our subsidiaries to pay distributions or other amounts to us; selling assets; effecting a consolidation or merger or selling all or substantially all of our assets; making acquisitions; and amending certain material agreements, including material leases and debt agreements.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. The Amended Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly and also contains customary events of default, including the failure to make timely payments under the Amended Credit Facility or other material indebtedness, failure to satisfy certain covenants (including financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency. We also must maintain total unencumbered assets of at least 150% of our unsecured indebtedness under the indenture governing the Notes. Our ability to meet these requirements may be affected by events beyond our control and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.
Increases in interest rates could increase our existing and future debt borrowing costs and adversely affect our stock price.
Certain of our existing debt obligations require interest and related payments to vary with the movement of certain indices, and we may incur additional indebtedness in connection with new credit facilities or financing of acquisitions or development activities. Increased interest rates would increase our interest costs for any new debt and our obligations under our New Revolving Facility and Term Loan, which could make acquisition financings more costly or lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, interest rate increases could decrease credit access globally, thereby decreasing the amount others are willing to pay for our assets and limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
Our Amended Credit Agreement uses LIBOR as a reference rate for our Term Loan and Revolving Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In the U.S., it is anticipated that publication of 1-week and 2-month U.S. dollar LIBOR will end on December 31, 2021, with all other U.S. dollar LIBOR tenors ceasing on June 30, 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Additionally, plans for alternative reference rates for other currencies have also been announced. From time to time, we have material borrowings under our Amended Credit Agreement that are indexed to LIBOR.  We cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. However, if future rates based upon a successor reference rate such as SOFR (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
A credit rating downgrade could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.
Our credit rating can affect the amount, type and terms of capital financings we obtain. Factors affecting our credit rating include, among others, our financial performance, success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure, level of indebtedness and future changes in the regulatory framework applicable to our operators and industry. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, a ratings agency downgrades our credit rating or places our rating under watch or review for possible downgrade, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments and the trading price of our common stock may decline.
Risks Related To Our Common Stock and Organizational Documents
Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
In order for us to qualify to be taxed as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after our first taxable year as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than our first taxable year as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or more than 9.8% in value of the outstanding shares of all classes or series of our stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in our stockholders’ best interests. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify to be taxed as a REIT. In addition, our charter provides that (i) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void.
Maryland law and provisions in our charter and bylaws may inhibit our stockholders from realizing a premium on their stock by delaying or preventing takeover attempts by third parties.
Our charter, bylaws and Maryland law contain provisions intended to deter coercive takeovers and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. As currently in effect, our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder; (2) prohibit stockholders action by non-unanimous written consent; (3) permit the board of directors, without further action of the stockholders, to amend the charter to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series that may be issued; (4) permit the board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; (5) establish certain advance notice procedures for stockholder proposals, and provide procedures for the nomination of candidates for our board of directors; (6) provide that special meetings of stockholders may only be called by the Company or upon written request of 25% of all the votes entitled to be cast at such meeting; (7) provide that a director may only be removed by stockholders for cause and upon the vote of two-thirds of the outstanding shares of common stock; and (8) require supermajority approval to amend or repeal certain charter provisions. In addition, specific anti-takeover provisions of the Maryland General Corporation Law (“MGCL”) could make it more difficult for a third party to attempt a hostile takeover, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
We believe these provisions protect our stockholders from coercive or unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to prevent all takeovers, but they may delay, defer or prevent a change of control transaction even if such transaction involves a premium price for our common stock or our stockholders it is in their best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
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
General Risk Factors
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support our business processes, including financial transactions and records, and maintaining personal information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including financial account information. Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly.
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
We have and may in the future incur impairment charges, which could negatively impact our results of operations.
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that an impairment has occurred, we are required to adjust the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, in the three months ended September 30, 2019, we recorded impairment charges of approximately $16.7 million, resulting in a net loss of $10.1 million for the quarter. Such impairment charges may make it more difficult for us to meet the financial ratios in our Amended Credit Agreement and may reduce the borrowing base available to us under our Revolving Facility, which may reduce the amounts of cash we would otherwise have available to pay expenses, service other indebtedness and operate our business.
Environmental, social and governance matters may cause us to incur additional costs, make personnel changes, and affect the attractiveness of our stock to investors.
Shareholder, public and governmental expectations have been increasing with respect to corporate responsibility, sustainability, diversity and inclusion and related environmental, social and governance (collectively “ESG”) matters. Shareholder advisory services and other organizations have developed and publish, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare the ESG performance of our Company and others. These ratings systems frequently change, and scores are often based on a relative ranking which may cause a company’s score to deteriorate if peer companies’ rankings improve. Keeping up with such changes may divert management’s time and attention from other business priorities. In addition, current shareholders and prospective investors may use these ratings and/or their own internal ESG benchmarks to determine whether and to what extent they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our board of directors accountable with respect to ESG matters.
Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. For example, board diversity and inclusion is an ESG topic that is receiving heightened attention from lawmakers and listing exchanges. The State of California, where we currently maintain our principal executive offices, has enacted laws requiring companies to meet stated gender and diversity requirements on their boards of directors by specific deadlines. In addition, the Nasdaq Stock Market LLC, where our common stock is currently listed, has filed a proposal with the SEC that, if approved, would require most Nasdaq-listed companies to meet specified board diversity requirements within a defined compliance period and face potential delisting if they do not explain any failure to meet the requirements. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of applicable mandates within the prescribed timelines, we could be exposed to costly fines and penalties. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve acceptable ESG ratings from third party rating services. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth.
We cannot assure you of our ability to pay dividends in the future.
We expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this annual report. Dividends are authorized by our board of directors and declared by us based upon a number of factors, including but not limited to actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code and our operating expenses. There is no assurance that our operating results will allow for specified levels of cash dividends or year-to-year increases in the future.
Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described under “Risks Related to Our Status as a REIT - REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status and discontinue paying dividends. Even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. Either of these actions could negatively affect our business and financial condition as well as the market price of our common stock.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2. Properties

As of December 31, 2020, all of our properties are leased under long-term, triple-net leases. The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2020 by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal or purchase options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment(1)	Investment	Rent(1)	Total Rent
2026	$58,157	3.3%	$5,241	3.0%
2027	46,801	2.6%	4,897	2.8%
2028	68,193	3.8%	7,573	4.4%
2029	114,040	6.4%	8,624	5.0%
2030	207,160	11.6%	18,925	10.9%
2031	558,768	31.3%	53,356	30.8%
2032	200,931	11.2%	19,495	11.2%
2033	214,247	12.0%	23,147	13.3%
2034	318,373	17.8%	32,173	18.6%
Total	$1,786,670	100.0%	$173,431	100.0%
 (1)    Amounts exclude our one mezzanine loan receivable and properties classified as held for sale as of December 31, 2020.
See the “Tenant Purchase Options” section of Note 3, Real Estate Investments, Net in the Notes to consolidated financial statements for additional information on leases subject to purchase options.
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
At February 9, 2021, we had approximately 43 stockholders of record.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2020	2019
Ordinary dividend	$0.6435	$0.8120
Non-dividend distributions	0.1065	0.0880
Total taxable distribution	0.7500	0.9000
Distributions allocated to subsequent tax year(1)	0.2500	—
Total distributions declared	$1.0000	$0.9000
(1) Because our aggregate 2020 cash distributions exceeded our 2020 earnings and profits, the cash distribution declared in the fourth quarter of 2020 and paid in January 2021, of $0.25 per share, will be treated as a 2021 distribution for federal income tax purposes.
Unregistered Sales of Equity Securities

During the three months ended December 31, 2020, we acquired shares of our common stock held by an employee who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from the employee and the average prices paid per share for each month in the fourth quarter ended December 31, 2020 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - October 31, 2020	533	$17.10
November 1 - November 30, 2020	—	$—
December 1 - December 31, 2020	—	$—
Total	533	$17.10
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. We did not repurchase any shares of common stock under the Repurchase Program during the year ended December 31, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the SNL U.S. REIT Healthcare Index for the period from December 31, 2015 to December 31, 2020. Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices at the market close on December 31, 2015 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS, SNL US REIT HEALTHCARE AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
DECEMBER 31, 2015 - DECEMBER 31, 2020
(DECEMBER 31, 2015 = $100)
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

	December 31,
	2015	2016	2017	2018	2019	2020
CareTrust REIT Inc.	$100.00	$146.86	$167.48	$193.93	$225.46	$256.27
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
RMS	$100.00	$108.60	$114.11	$108.89	$137.03	$126.65
SNL US REIT Healthcare	$100.00	$105.24	$106.44	$114.12	$138.67	$129.69
S&P 500 Real Estate	$100.00	$103.39	$114.61	$112.06	$144.58	$141.44

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

	As of or For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share amounts)
Income statement data:
Total revenues	$178,332	$163,401	$156,941	$132,982	$104,679
Income before provision for income taxes	80,867	46,359	57,923	25,874	29,353
Net income	80,867	46,359	57,923	25,874	29,353
Net income per share, basic	0.85	0.49	0.73	0.35	0.52
Net income per share, diluted	0.85	0.49	0.72	0.35	0.52
Balance sheet data:
Total assets	$1,503,559	$1,518,861	$1,291,762	$1,184,986	$925,358
Senior unsecured notes payable, net	296,669	295,911	295,153	294,395	255,294
Senior unsecured term loan, net	198,925	198,713	99,612	99,517	99,422
Unsecured revolving credit facility	50,000	60,000	95,000	165,000	95,000
Total equity	914,142	927,591	768,247	594,617	452,430
Other financial data:
Dividends declared per common share	$1.00	$0.90	$0.82	$0.74	$0.68
FFO(1)	133,617	113,029	101,536	62,275	61,483
FAD(1)	139,280	117,751	104,989	66,406	65,118
(1)    We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measure. We also believe that Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and Funds Available for Distribution (“FAD”) are important non-GAAP supplemental measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate related depreciation and amortization and real estate impairment charges. We define FAD as FFO excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs and the effect of straight-line rent. We believe that the use of FFO and FAD, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and FAD to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses from real estate dispositions, impairment charges and real estate depreciation and amortization, and, for FAD, by excluding noncash income and expenses such as amortization of stock-based compensation, amortization of deferred financing costs, and the effect of straight-line rent, FFO and FAD can help investors compare our operating performance between periods and to other REITs. However, our computation of FFO and FAD may not be comparable to FFO and FAD reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define FAD differently than we do. Further, FFO and FAD do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

The following table reconciles our calculations of FFO and FAD for the five years ended December 31, 2020, 2019, 2018, 2017 and 2016 to net income, the most directly comparable financial measure according to GAAP, for the same periods:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Net income	$80,867	$46,359	$57,923	$25,874	$29,353
Real estate related depreciation and amortization	52,713	51,755	45,664	39,049	31,865
Loss (gain) on sale of real estate	37	(1,777)	(2,051)	—	265
Impairment of real estate investments	—	16,692	—	890	—
Gain on disposition of other real estate investment	—	—	—	(3,538)	—
FFO	133,617	113,029	101,536	62,275	61,483
Amortization of deferred financing costs	1,950	2,003	1,938	2,059	2,239
Amortization of stock-based compensation	3,790	4,104	3,848	2,416	1,546
Straight-line rental income	(77)	(1,385)	(2,333)	(344)	(150)
FAD	$139,280	$117,751	$104,989	$66,406	$65,118

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Recent Developments
•Results of Operations
•Liquidity and Capital Resources
•Obligations and Commitments
•Capital Expenditures
•Critical Accounting Policies
•Impact of Inflation
•Off-Balance Sheet Arrangements
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2020, CareTrust REIT’s real estate portfolio consisted of 218 skilled nursing facilities (“SNFs”), multi-service campuses and assisted living facilities (“ALFs”) consisting of 22,466 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2020, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.0 million.

Recent Developments
COVID-19
The COVID-19 pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, resurgences of COVID-19 and the emergence of new variants thereof have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19 and its variants. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
Tenants operating our properties pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures, the cost of increased purchases of personal protective equipment, the costs of mandated testing and other regulatory requirements, and increased staffing costs. To assist and protect our tenants and their residents, patients and staffs, we employed our scale and purchasing power to procure approximately $1.2 million of then-scarce personal protective equipment (“PPE”) from March 27, 2020 to December 31, 2020, and offered it to our tenants at our volume-discounted cost. This not only enabled them to obtain critical PPE at a time when its availability was limited to smaller purchasers, it also enabled them to benefit from the cost efficiencies of our bulk order. Tenants who received PPE from us have fully reimbursed the discounted cost thereof to us as of December 31, 2020.
At a portfolio wide level, occupancy levels at our seniors housing facilities have remained relatively stable from the onset of the COVID-19 pandemic through the third quarter of 2020, but began to decline slightly in the fourth quarter of 2020, while occupancy levels at our skilled nursing facilities (“SNFs”), which declined at the onset of the COVID-19 pandemic, continued to decline during the three months ended December 31, 2020 compared to occupancy levels in the third quarter of 2020, and may continue to decline primarily due to, among other things, (i) state mandated temporary suspensions on new admissions during COVID-19 outbreaks, (ii) with respect to our SNFs, governmental restrictions that require the temporary deferral of elective surgeries in referring hospitals, (iii) with respect to our SNFs, the imposition of strict visitation policies that may deter prospective patients from seeking admission, and (iv) with respect to our seniors housing properties, declines in inquiries and tours, deferred move-ins and increased move-outs due to concerns about possible COVID-19 outbreaks. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, skilled mix in some facilities has continued to increase during the three months ended December 31, 2020, compared to the third quarter of 2020, while overall occupancy has declined. An increase in skilled mix could, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy.
The higher operating costs affecting our tenants, and the impact of lower occupancy levels, have adversely impacted and may continue to adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. Two SNF tenants proposed rent deferrals shortly after the pandemic was declared; however, after undergoing a financial and operating performance review, and considering the impact of stimulus funding, both tenants determined that no rent deferral or other assistance was necessary. One seniors housing tenant proposed partial rent relief, and in the fourth quarter of 2020 the five facilities operated by the tenant were transitioned to another operator with whom we had an existing landlord-tenant relationship, with all outstanding rent paid in full upon transition. While we have not seen a need to grant any rent relief to any tenant to date, future adverse changes to tenants’ operating fundamentals, or a reduction in or discontinuation of government support, could change our expectations. Approximately 100% of our contractual rent obligations due for January 2021 have been collected from our tenants before considering any cash deposits on-hand from which we may offset any shortfalls in rent received. Additionally, all of our outstanding mortgage loans receivable were repaid during the year ended December 31, 2020, except for one mezzanine loan entered into during the fourth quarter of 2020 which is current but not yet due.
The following relief programs enacted by the government have provided, and we expect will continue to provide some benefits to our tenants subject to the programs’ respective terms and conditions, including, but not limited to, attestation, recordkeeping and reporting requirements to Department of Health and Human Services (“HHS”):

•The Families First Coronavirus Response Act (“Families First Act”) - Under the Families First Act, a temporary 6.2% increase in Federal Medical Assistance Percentages (“FMAP”) was approved retroactive to January 1, 2020, and several states have directed FMAP funds to SNFs, including some of our tenants.
•The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) - Under the CARES Act, a substantial number of our tenants have received, or are expected to receive, assistance from a relief fund in excess of $100 billion (such funds, the “Provider Relief Funds”) provided for eligible health care providers, which includes operators of SNFs. Additionally, a Payroll Protection Program was established under the CARES Act to provide Small Business Administration loans to businesses with fewer than 500 employees that may be partially forgivable. The CARES Act also includes a temporary suspension from May 1, 2020 through March 31, 2021 of a 2% Medicare sequestration cut, and a deferral of the employer’s Social Security remittances through December 31, 2020 with a repayment period through December 31, 2021.
On December 27, 2020, the President signed a stimulus package which includes two important provisions impacting the Provider Relief Funds for those recipients that accepted one or more payments exceeding $10,000 in the aggregate. Recipients of relief funds will be required to report their use of funds by submitting healthcare related expenses attributable to COVID-19 that another source has not reimbursed and lost revenues, up to the amount of difference between such provider’s budgeted revenue and actual revenue if such budgeted revenue had been established and approved prior to March 27, 2020 or by comparing year-over-year revenue. The new stimulus package allows the parent organization to allocate all or any portion of such reimbursement among the subsidiary eligible health care providers of the parent organization. Under the current rules, recipients of Provider Relief Funds have until June 30, 2021 to expend relief funds. Any funds received in excess of expenses attributable to COVID-19 and the recipient’s lost revenue, as described above, will be required to be returned. The estimated federal and state COVID-19-related relief approved, received and retained to date by our operators, as reported by our operators, is approximately $150.8 million. At December 31, 2020, two of our operators who have received Provider Relief Funds have disclosed that they have returned, or plan to return, all or a portion of the Provider Relief Funds issued to them.
In July 2020, the federal government announced that it would send point-of-care testing supplies for COVID-19 to all SNFs in the country. In connection with the initiatives discussed above, the federal government is requiring that all SNFs in states with a 5% positivity rate or greater test all SNF staff each week. The new testing mandate has resulted in higher operating costs when the amount of tests received does not cover the amount of tests required by each facility.
In December 2020, the U.S. Food and Drug Administration issued the first emergency use authorization for a vaccine for the prevention of COVID-19 which allows distribution in the United States, followed by a second vaccine in the same month. The Centers for Disease Control and Prevention recommends that health care workers, long-term care workers and residents of long-term care facilities should be among the first to receive the vaccine. As of February 10, 2021, based on information provided by operators who have reported such information to us, the majority of our operators’ residents have received the first dose of the vaccine, while less than half of such operators’ staff have been vaccinated.
The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, timing of vaccine rollouts, public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants, actions taken to contain the spread of COVID-19, resurgences of COVID-19 and its variants that may continue to occur, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.
Portfolio Changes
Twenty/20 Lease Termination and New Noble Master Lease
On December 1, 2020, five assisted living facilities in Virginia operated by Twenty/20 Management, Inc. (“Twenty/20”) were transferred to affiliates of Noble Senior Services (“Noble”). In connection with the transfer, we entered into a new triple-net master lease with Noble. The new lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new lease is approximately $3.2 million.

Asset Sales and Assets Held for Sale
On February 14, 2020, we closed on the sale of six skilled nursing facilities formerly operated by affiliates of Metron Integrated Health Systems (“Metron”). In connection with the sale for $36.0 million, we received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million. The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, we recognized a loss of approximately $0.1 million during the three months ended March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between us and a third-party institutional lender as co-lenders, pursuant to which we received $18.9 million in cash and a new mortgage loan for $13.9 million. The new mortgage loan with Cascade was secured by the same six skilled nursing facilities purchased by Cascade and was for a combined principal amount of $33.9 million, with our $13.9 million portion of the indebtedness initially bearing interest at a variable rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The new mortgage loan had a maturity date of April 29, 2022 and included two six-month extension options. In July 2020, prepayment for the mortgage loan of $13.9 million and accrued interest was received in full by us.
On November 1, 2020, we sold our one remaining owned and operated independent living facility consisting of 168 units located in Texas with an aggregate carrying value of $4.2 million for gross proceeds of $4.5 million. In connection with the sale, we recognized a gain of $20,000.
During the fourth quarter of 2020, we met the criteria to classify one skilled nursing facility operated by affiliates of Five Oaks as held for sale. As of December 31, 2020, the property continued to be held for sale and the carrying value of $7.2 million is primarily comprised of real estate assets. In February 2021, the property was sold. See Note 13, Subsequent Events, for further detail.

At-The-Market Offering of Common Stock
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the New ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of March 4, 2019, was terminated (the “Prior ATM Program”). There was no New ATM Program or Prior ATM Program activity (or activity under any predecessor at-the-market equity offering programs) during 2020.
As of December 31, 2020, we had $500.0 million available for future issuances under the New ATM Program. See  Liquidity and Capital Resources for additional information.
Share Repurchase Program
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. We did not repurchase any shares of common stock under the Repurchase Program during the year ended December 31, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.
Recent Investments
From January 1, 2020 through February 10, 2021, we acquired six skilled nursing facilities, one multi-service campus and one assisted living facility for approximately $89.8 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $7.6 million and an initial blended yield of approximately 8.5%. See Note 3, Real Estate Investments, Net in the Notes to consolidated financial statements for additional information.
In November 2020, we provided Next VA Star Realty Holdings, LLC a mezzanine loan for nine skilled nursing facilities secured by membership interests in affiliates of Next VA Star Realty Holdings, LLC for approximately $15.0 million, at an annual fixed interest rate of 12%. The loan requires monthly interest payments, is set to mature on November 30, 2025 and may (subject to certain restrictions) be prepaid before the maturity date if paid in full and for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of the prepayment).

Results of Operations

Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants in the healthcare sector.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2020	2019
	(dollars in thousands)
Revenues:
Rental income	$173,612	$155,667	$17,945	12%
Independent living facilities	2,077	3,389	(1,312)	(39)%
Interest and other income	2,643	4,345	(1,702)	(39)%
Expenses:
Depreciation and amortization	52,760	51,822	938	2%
Interest expense	23,661	28,125	(4,464)	(16)%
Property taxes	2,836	3,048	(212)	(7)%
Independent living facilities	1,869	2,898	(1,029)	(36)%
Impairment of real estate investments	—	16,692	(16,692)	(100)%
Provision for loan losses	—	1,076	(1,076)	(100)%
General and administrative	16,302	15,158	1,144	8%
Other (loss) income:
(Loss) gain on sale of real estate	(37)	1,777	(1,814)	(102)%
Rental income. Rental income was $173.6 million for the year ended December 31, 2020 compared to $155.7 million for the year ended December 31, 2019. The $17.9 million, or 12%, increase in rental income is primarily due to $12.9 million from real estate investments made after January 1, 2019, a $11.7 million reversal for collectibility of rental income during the year ended December 31, 2019, $1.8 million from increases in rental rates for our existing tenants, $1.2 million of lease termination revenue, $1.0 million from recovery of previously reversed rent, and $0.3 million increase in tenant reimbursements, partially offset by a $6.2 million decrease in rental income due to the disposal of assets in September 2019 and February 2020, a $4.4 million decrease in cash rents due to lease amendments and $0.4 million decrease from replacing existing tenants during the prior year.
Independent living facilities. Revenues for the ILFs that we owned and operated was $2.1 million for the year ended December 31, 2020 compared to $3.4 million for the year ended December 31, 2019. The $1.3 million, or 39%, decrease in ILF revenues is primarily due to a reduction in revenue of $1.5 million related to the sale of one ILF to a third party and the lease of a second ILF to Ensign concurrently with the Pennant Spin during the fourth quarter ended December 31, 2019, partially offset by a $0.2 million increase in revenue for our remaining ILF, due to occupancy increases, through the date of sale on November 1, 2020. Expenses for the ILFs were $1.9 million for the year ended December 31, 2020 compared to $2.9 million for the year ended December 31, 2019. The $1.0 million, or 36%, decrease in expenses was primarily for the same reasons indicated for the decrease in revenues.
Interest and other income. Interest and other income decreased $1.7 million, or 39%, for the year ended December 31, 2020 to $2.6 million compared to $4.3 million for the year ended December 31, 2019. The decrease was primarily due to a decrease in preferred return related to the repayment of two preferred equity investments in June 2019 and January 2020, respectively, of $1.3 million and a decrease in interest income of $1.6 million due to the repayment of mortgage loans receivable by Covenant Care in August 2019, Providence Group in December 2019, Manteca in May 2020 and CommuniCare in May 2020, partially offset by approximately $1.2 million of interest income related to our mortgage and other loans receivable that we provided to Manteca in July 2019, CommuniCare in September 2019, Cascade in February 2020 and a mezzanine loan to Next VA Star Realty Holdings, LLC in November 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 2%, for the year ended December 31, 2020 to $52.8 million compared to $51.8 million for the year ended December 31, 2019. The $0.9 million increase was primarily due to depreciation and amortization of $3.4 million related to new real estate investments made after

January 1, 2019, partially offset by $2.0 million of depreciation related to the disposal of assets and $0.5 million due to assets becoming fully depreciated during the year ended December 31, 2020.
Interest expense. Interest expense decreased $4.5 million, or 16%, for the year ended December 31, 2020 to $23.7 million compared to $28.1 million for the year ended December 31, 2019 due to a lower weighted average debt balance of approximately $18.0 million and lower weighted average interest rates of approximately 0.7%.
Property taxes. Property taxes decreased $0.2 million, or 7%, for the year ended December 31, 2020 compared to December 31, 2019. The decrease was primarily due to $1.0 million of property taxes related to the disposal of assets and the transfer of certain properties to new operators in the year ended December 31, 2020 that make direct tax payments, partially offset by property taxes of $0.8 million due to new real estate investments made after January 1, 2019.
Impairment of real estate investments. On September 1, 2019, we sold three of the seven skilled nursing properties in Ohio operated by Trillium for a purchase price of $28.0 million. Prior to the disposition, we recorded an impairment of approximately $7.8 million during the three months ended September 30, 2019. Additionally, during the three months ended September 30, 2019, we met the criteria to classify six skilled nursing facilities operated by Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the facilities. There was no impairment of real estate investments during the year ended December 31, 2020.
Provision for loan losses. During the year ended December 31, 2019, we determined the remaining contractual obligations under the bridge loan agreement to Priority Life Care, LLC (“Priority”) were not collectible and recorded a $1.1 million provision for loan losses. There was no provision for loan losses during the year ended December 31, 2020.
General and administrative expense. General and administrative expense increased $1.1 million, or 8%, for the year ended December 31, 2020 to $16.3 million compared to $15.2 million for the year ended December 31, 2019. The increase is primarily related to higher cash wages of $1.0 million, an increase of $0.4 million in state franchise tax and a $0.2 million increase in due diligence costs, partially offset by a decrease of $0.3 million related to stock-based compensation and $0.1 million related to other corporate expenses.
Gain on sale of real estate. During the year ended December 31, 2020, we recorded a $0.1 million loss on sale of real estate related to the sale of six skilled nursing facilities and a $20,000 gain on sale of real estate related to the sale of our last remaining owned and operated ILF. During the year ended December 31, 2019, we recorded a $1.6 million gain on sale of real estate related to the sale of one independent living facility and a $0.2 million gain on sale of real estate related to the sale of three skilled nursing facilities.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2019 Annual Report on Form 10-K, which was filed with the SEC on February 20, 2020.
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
 As of December 31, 2020, we had cash and cash equivalents of $18.9 million.
During the year ended December 31, 2019, we sold 2.5 million shares of common stock under our predecessor ATM Program for gross proceeds of $47.9 million. No shares of common stock were sold under the New ATM Program or Prior ATM Program during the year ended December 31, 2020 and, as of December 31, 2020, we had $500.0 million available for future issuances under the New ATM Program.
As of December 31, 2020, there was $50.0 million outstanding under the Revolving Facility (as defined below). We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend plans for at least the next twelve months.

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
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$145,735	$126,295
Net cash used in investing activities	(41,582)	(316,007)
Net cash (used in) provided by financing activities	(105,561)	173,247
Net decrease in cash and cash equivalents	(1,408)	(16,465)
Cash and cash equivalents at beginning of period	20,327	36,792
Cash and cash equivalents at end of period	$18,919	$20,327
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash provided by operating activities for the year ended December 31, 2020 was $145.7 million compared to $126.3 million for the year ended December 31, 2019, an increase of $19.4 million. The increase was primarily due to an increase of $12.9 million in rental income due to acquisitions, $5.0 million in improved rent collections compared to the prior year, $1.8 million in increases in rental rates for existing tenants subsequent to December 31, 2018, a decrease of $4.5 million in interest paid on outstanding indebtedness due to lower weighted average interest rates and a lower weighted average debt balance, $1.2 million of lease termination revenue and $1.0 million from recovery of previously reversed rent, partially offset by a decrease in rental income of $6.2 million due to the disposal of assets in September 2019 and February 2020 and higher cash wages of $1.0 million.
Cash used in investing activities for the year ended December 31, 2020 was primarily comprised of $123.1 million in acquisitions of real estate, investments in real estate mortgage and other loans receivable and escrow deposits for potential acquisitions, and $8.3 million of purchases of, and improvements to, equipment, furniture and fixtures and real estate, partially offset by $83.3 million of payments received from our preferred equity investment and mortgage and other loans receivable and $6.6 million in net proceeds from real estate sales. Cash used in investing activities for the year ended December 31, 2019 was primarily comprised of $339.7 million in acquisitions of real estate, investments in real estate mortgage and other loans receivable and $6.3 million of purchases of, and improvements to, equipment, furniture and fixtures and real estate, partially offset by $26.5 million of payments received from our preferred equity investment and mortgage and other loans receivable and $3.5 million in net proceeds from real estate sales.

Our cash flows used in financing activities for the year ended December 31, 2020 were primarily comprised of $93.2 million in dividends paid, a $2.0 million net settlement adjustment on restricted stock, $0.4 million in costs paid for the issuance of common stock and $10.0 million in net repayments under our Amended Credit Facility (as defined below). Our cash flows provided by financing activities for the year ended December 31, 2019 were primarily comprised of $196.0 million in net proceeds from common stock sales under our predecessor ATM Program and April 2019 equity offering and $65.0 million in net borrowings under our Amended Credit Facility and Prior Credit Facility, partially offset by $80.6 million in dividends paid, $4.5 million in payments of deferred financing costs and $2.5 million net settlement adjustment on restricted stock.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For discussion related to the cash flows for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2019 Annual Report on Form 10-K, which was filed with the SEC on February 20, 2020.

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
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. As of December 31, 2020, the Issuers have not elected to redeem any of the Notes. If certain changes of control of CareTrust REIT occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT (the “Parent Guarantor”) and CareTrust REIT’s wholly owned existing and, subject to certain exceptions, future material subsidiaries (other than the Issuers) (the “Subsidiary Guarantors”); provided, however, that such guarantees are subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor is sold or sells all or substantially all of its assets, the Subsidiary Guarantor is designated “unrestricted” for covenant purposes under the indenture, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the Notes is terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied.
The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors:
CareTrust REIT, Inc. – The Parent Guarantor was formed on October 29, 2013 and became a separate and independent publicly-traded company on June 1, 2014. The Parent Guarantor has not conducted any operations or had any business since that time.
CTR Partnership, L.P. and CareTrust Capital Corp. – The Issuers, each of which is a wholly owned subsidiary of the Parent Guarantor, were formed on May 8, 2014 and May 9, 2014, respectively. The Issuers did not conduct any operations or have any business prior to June 1, 2014, the date the Parent Guarantor became a separate and independent publicly-traded company. The Operating Partnership directly invests in real estate and real estate related assets and therefore does not rely solely on the cash flow generated by the Subsidiary Guarantors and their ability to make cash available to the Issuers, by dividend or otherwise. However, in the event that the earnings or available assets of the Issuers are insufficient, the Issuers’ ability to pay principal and interest on the Notes could be dependent on the cash flow generated by the Subsidiary Guarantors and their ability to make such cash available to the Issuers. CareTrust Capital Corp., a co-issuer of the Notes, has no material assets and conducts no operations. Therefore, it has no independent ability to service the interest and principal obligations under the Notes.
Subsidiary Guarantors – The Subsidiary Guarantors consist of all of the subsidiaries of the Parent Guarantor other than the Issuers. The Parent Guarantor conducts a substantial portion of its business operations through the Subsidiary Guarantors.
The assets and liabilities and results of operations of the combined guarantors (the Parent Issuer and the Subsidiary Guarantors) and the Issuers of the Notes are not materially different than the corresponding amounts presented in our consolidated financial statements.

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
As of December 31, 2020, we were in compliance with all applicable financial covenants under the indenture.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of December 31, 2020, we had $200.0 million outstanding under the Term Loan and $50.0 million outstanding under the Revolving Facility.
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
As of December 31, 2020, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$370,875	$15,750	$31,500	$323,625	$—
Senior unsecured term loan (2)	217,071	3,348	6,679	6,687	200,357
Unsecured revolving credit facility (3)	53,262	1,551	51,711	—	—
Operating lease	3,793	261	337	104	3,091
Total	$645,001	$20,910	$90,227	$330,416	$203,448
(1)Amounts include interest payments of $70.9 million.
(2)Amounts include interest payments of $17.1 million.
(3)Amounts include payments related to the credit facility fee of $1.9 million and interest payments of $1.3 million.
Capital Expenditures
Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of The Ensign Group, Inc. and The Pennant Group, Inc., the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, subject to approval by us, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of December 31, 2020, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $15.4 million, of which $14.2 million is subject to rent increase at the time of funding.
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
Real Estate Acquisition Valuation. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, our acquisitions of real estate investments generally do not meet the definition of a business, and are treated as asset acquisitions. The assets acquired and liabilities assumed are measured at their acquisition date relative fair values. Acquisition costs are capitalized as incurred. We allocate the acquisition costs to the tangible assets, identifiable intangible assets/liabilities and assumed liabilities on a relative fair value basis. We exercise judgment to determine the key assumptions used to allocate the purchase price of real estate acquired among its components. We assess fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements and integral equipment, furniture and fixtures considers the value of the property as if it was vacant as well as replacement costs, depreciation factors, and other relevant market information. The use of different assumptions in these fair value inputs could significantly affect the reported amounts of the allocation of the acquisition on a relative fair value basis and the related depreciation expense recorded for such assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2020.
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
Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2020.
Other Real Estate Investments. Included in other real estate investments, net on our consolidated balance sheets at December 31, 2020, is one mezzanine loan receivable. At December 31, 2019, included in other real estate investments, net is one preferred equity investment and two mortgage loans receivable. The preferred equity investment was accounted for at unpaid principal balance, plus accrued return, net of reserves. We recognize return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, we are not entitled to share in the joint venture’s earnings or losses. Rather, we are entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Subtopic 326) (“ASU 2016-13”), mortgage and mezzanine loans receivable were recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan. Interest income on our mortgage and mezzanine loans receivable was recognized over the life of the applicable investment using the interest method. Origination costs and fees directly related to loans receivable were amortized over the term of the loan as an adjustment to interest income.
For instruments recorded at amortized cost, we evaluated at each reporting period each of our other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it was probable that we would be unable to collect all amounts due according to the existing contractual terms. A reserve would be established for the excess of the carrying value of the investment over its fair value.
We adopted ASU 2016-13 on January 1, 2020. With our primary business being leasing real property to third-party tenants, the majority of receivables that arise in the ordinary course of business qualify as operating leases and are not in the scope of ASU 2016-13. However, based on the instruments held upon adoption on January 1, 2020, the standard applied to our then outstanding mortgage loans receivable, for which we elected the fair value option as provided for by ASU 2019-05. Fair value was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on our consolidated income statements. Interest income is recognized as earned within interest and other income in the consolidated income statements. As of December 31, 2020, we had one mezzanine loan receivable for which the fair value option had been elected.
Revenue Recognition. We recognize lease revenue in accordance with ASC 842, Leases. Our lease agreements typically contain annual escalators based on the percentage change in the Consumer Price Index which are accounted for as variable lease payments in the period in which the change occurs. For lease agreements that contain fixed rent escalators, we generally recognize lease revenue on a straight-line basis of accounting. We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Tenant reimbursements related to property taxes and insurance paid by lessee directly to a third party on behalf of a lessor are required to be excluded from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental income recognized by the lessor on a gross basis in its income statements.
For the year ended December 31, 2018, we recognized tenant recoveries for real estate taxes of $11.9 million, which were classified as tenant reimbursements on our consolidated income statements. Prior to the adoption of ASC 842, we recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are recognized to the extent that we pay the third party directly and classified as rental income on our consolidated income statements. Due to the application of ASC 842, we recognized, on a gross basis, tenant recoveries related to real estate taxes of $3.1 million and $2.9 million, for the years ended December 31, 2020 and December 31, 2019, respectively.
Our assessment of collectibility of tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment involves significant judgment by management and considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs and recoveries are recorded as decreases or increases through rental income on our consolidated income statements. For the year ended December 31, 2020, we recorded recovery adjustments of $1.0 million and did not recognize any write-off adjustments to rental income. For the year ended December 31, 2019, we recorded $11.8 million of write-off adjustments to rental income related to rental income recognized in prior periods. See Note 3, Real Estate Investments, Net, in the Notes to the Consolidated Financial Statements for further detail.
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
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Almost all of our triple-net lease agreements, including the Ensign leases, provide for an annual rent escalator based on the percentage change in the Consumer Price Index (but not less than zero), subject to maximum fixed percentages.
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

The interest rates applicable to loans under the Revolving Facility are, at our option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). As of December 31, 2020, we had a $200.0 million Term Loan outstanding and there was $50.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. Increased inflation may also have a pronounced negative impact on the interest expense we pay in connection with our outstanding indebtedness, as these costs could increase at a rate higher than our rents.
In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of December 31, 2020 described above and the interest rates applicable to our outstanding debt at December 31, 2020, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.5 million for the year ended December 31, 2020.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2020, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
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
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CareTrust REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 10, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 10, 2021

ITEM 9B.    Other Information
Appointment of New President
On February 9, 2021, our board of directors appointed David Sedgwick, who has served as our Chief Operating Officer since August 2018, to serve as our President, effective immediately. Mr. Sedgwick will continue to serve as Chief Operating Officer. Mr. Sedgwick’s biographical information is described in our definitive proxy statement on Schedule 14A, filed with the SEC on March 20, 2020. In connection with his appointment to President, Mr. Sedgwick’s annual base salary has been increased to $495,000 effective as of January 1, 2021.
There are no arrangements or understandings between Mr. Sedgwick and any other person pursuant to which Mr. Sedgwick was appointed as President and Chief Operating Officer and there are no transactions in which Mr. Sedgwick has an interest that would require disclosure under Item 404(a) of Regulation S-K. Other than as disclosed in our definitive proxy statement on Schedule 14A filed with the SEC on March 20, 2020, no family relationship exists between Mr. Sedgwick and any director or other executive officer of the Company.
Concurrently with Mr. Sedgwick’s appointment as President and Chief Operating Officer, Mr. Greg Stapley relinquished the position of President. Mr. Stapley will continue to serve as Chief Executive Officer and Chairman of the Board of Directors.
PART III
ITEM  10.    Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
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
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
ITEM  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
ITEM  14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.

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

4.3	Form of 5.25% Senior Note due 2025 (included in Exhibit 4.2).

4.4	Specimen Stock Certificate of CareTrust REIT, Inc. (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014).

4.5	Description of CareTrust REIT, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.5 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 20, 2020).

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

+10.7
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
Chief Executive Officer

Dated: February 10, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY K. STAPLEY	Director and Chief Executive Officer (Principal Executive Officer)	February 10, 2021
Gregory K. Stapley
/s/ WILLIAM M. WAGNER	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2021
William M. Wagner
/s/ ALLEN C. BARBIERI	Director	February 10, 2021
Allen C. Barbieri
/s/ JON D. KLINE	Director	February 10, 2021
Jon D. Kline
/s/ DIANA LAING	Director	February 10, 2021
Diana Laing
/s/ SPENCER PLUMB	Director	February 10, 2021
Spencer Plumb

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated income statements and statements of equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment of Long-Lived Assets — Refer to Note 2 to the financial statements
Critical Audit Matter Description
At each reporting period, the Company evaluates its real estate investments to be held and used for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. The most significant inputs to the undiscounted cash flows include, but are not limited to, facility level financial results, a lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value.
We identified the impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of the long-lived assets, specifically the estimates of lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate for the applicable long lived assets or group of assets.
Auditing the assumptions used by the Company in estimating future undiscounted cash flows required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of the Company’s recoverability analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant inputs to the recoverability assessment of undiscounted cash flows included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability of long-lived assets based on undiscounted cash flows, including those over the lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate used in the assessment.
•We evaluated the reasonableness of significant assumptions in the undiscounted cash flow analyses, including estimates of the lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate, for properties with impairment indicators.
•We evaluated the reasonableness of management’s assertions regarding the intended hold period of its real estate assets, more specifically by performing the following:
◦Engaged in discussions with management, including the Chief Executive Officer and Chief Financial Officer,
◦Inspected Board of Directors meeting minutes regarding the assumptions utilized in the determination of intended hold periods,
◦Performed a retrospective review around the Company’s estimates of hold periods used in previous periods in relation to real estate assets with impairment indicators, including those that were subsequently disposed of, and
◦Evaluated audit evidence to determine whether it supported or contradicted the conclusions reached by management.
•We developed independent estimates of the lease coverage ratio and a terminal capitalization rate, focusing on property type, historical transactions of the Company and external market sources and compared our independent estimates to the estimates and assumptions used by the Company.
•In addition, we tested the mathematical accuracy of the undiscounted cash flow analyses.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 10, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CareTrust REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated income statement, statement of equity and cash flows of CareTrust REIT, Inc. (the Company) for the year ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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
Irvine, California
February 13, 2019

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets:
Real estate investments, net	$1,448,099	$1,414,200
Other real estate investments, net	15,000	33,300
Assets held for sale, net	7,226	34,590
Cash and cash equivalents	18,919	20,327
Accounts and other receivables, net	1,823	2,571
Prepaid expenses and other assets, net	10,450	10,850
Deferred financing costs, net	2,042	3,023
Total assets	$1,503,559	$1,518,861
Liabilities and Equity:
Senior unsecured notes payable, net	$296,669	$295,911
Senior unsecured term loan, net	198,925	198,713
Unsecured revolving credit facility	50,000	60,000
Accounts payable and accrued liabilities	19,572	14,962
Dividends payable	24,251	21,684
Total liabilities	589,417	591,270
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,215,797 and 95,103,270 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	952	951
Additional paid-in capital	1,164,402	1,162,990
Cumulative distributions in excess of earnings	(251,212)	(236,350)
Total equity	914,142	927,591
Total liabilities and equity	$1,503,559	$1,518,861
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$173,612	$155,667	$140,073
Tenant reimbursements	—	—	11,924
Independent living facilities	2,077	3,389	3,379
Interest and other income	2,643	4,345	1,565
Total revenues	178,332	163,401	156,941
Expenses:
Depreciation and amortization	52,760	51,822	45,766
Interest expense	23,661	28,125	27,860
Property taxes	2,836	3,048	11,924
Independent living facilities	1,869	2,898	2,964
Impairment of real estate investments	—	16,692	—
Provision for loan losses	—	1,076	—
General and administrative	16,302	15,158	12,555
Total expenses	97,428	118,819	101,069
Other (loss) income:
(Loss) gain on sale of real estate	(37)	1,777	2,051
Net income	$80,867	$46,359	$57,923
Earnings per common share:
Basic	$0.85	$0.49	$0.73
Diluted	$0.85	$0.49	$0.72
Weighted-average number of common shares:
Basic	95,200	93,088	79,386
Diluted	95,207	93,098	79,392
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2017	75,478,202	$755	$783,237	$(189,375)	$594,617
Issuance of common stock, net	10,264,981	103	179,783	—	179,886
Vesting of restricted common stock, net of shares withheld for employee taxes	123,861	1	(1,290)	—	(1,289)
Amortization of stock-based compensation	—	—	3,848	—	3,848
Common dividends ($0.82 per share)	—	—	—	(66,738)	(66,738)
Net income	—	—	—	57,923	57,923
Balance as of December 31, 2018	85,867,044	859	965,578	(198,190)	768,247
Issuance of common stock, net	9,100,250	91	195,833	—	195,924
Vesting of restricted common stock, net of shares withheld for employee taxes	135,976	1	(2,525)	—	(2,524)
Amortization of stock-based compensation	—	—	4,104	—	4,104
Common dividends ($0.90 per share)	—	—	—	(84,519)	(84,519)
Net income	—	—	—	46,359	46,359
Balance as of December 31, 2019	95,103,270	951	1,162,990	(236,350)	927,591
Issuance of common stock, net	—	—	(404)	—	(404)
Vesting of restricted common stock, net of shares withheld for employee taxes	112,527	1	(1,996)	—	(1,995)
Amortization of stock-based compensation	—	—	3,812	—	3,812
Common dividends ($1.00 per share)	—	—	—	(95,729)	(95,729)
Net income	—	—	—	80,867	80,867
Balance as of December 31, 2020	95,215,797	$952	$1,164,402	$(251,212)	$914,142
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$80,867	$46,359	$57,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	52,819	51,866	45,783
Amortization of deferred financing costs	1,950	2,003	1,938
Amortization of stock-based compensation	3,790	4,104	3,848
Straight-line rental income	(77)	(1,385)	(2,333)
Adjustment for collectibility of rental income	—	11,774	—
Noncash interest income	—	(797)	(238)
Loss (gain) on sale of real estate	37	(1,777)	(2,051)
Interest income distribution from other real estate investment	1,346	463	—
Impairment of real estate investments	—	16,692	—
Provision for loan losses	—	1,076	—
Change in operating assets and liabilities:
Accounts and other receivables, net	825	(6,283)	(3,800)
Prepaid expenses and other assets, net	387	(495)	(270)
Accounts payable and accrued liabilities	3,791	2,695	(1,443)
Net cash provided by operating activities	145,735	126,295	99,357
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(89,650)	(321,458)	(111,640)
Purchases of, and improvements to, equipment, furniture and fixtures and real estate	(8,297)	(6,289)	(9,012)
Investment in real estate mortgage and other loans receivable	(30,498)	(18,246)	(5,648)
Principal payments received on real estate mortgage and other loans receivable	80,928	24,283	3,227
Repayment of other real estate investment	2,327	2,204	—
Escrow deposits for potential acquisitions of real estate	(3,000)	—	(5,000)
Net proceeds from sales of real estate	6,608	3,499	13,004
Net cash used in investing activities	(41,582)	(316,007)	(115,069)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	(404)	195,924	179,882
Proceeds from the issuance of senior unsecured term loan	—	200,000	—
Borrowings under unsecured revolving credit facility	65,000	243,000	65,000
Payments on senior unsecured term loan	—	(100,000)	—
Payments on unsecured revolving credit facility	(75,000)	(278,000)	(135,000)
Payments of deferred financing costs	—	(4,534)	—
Net-settle adjustment on restricted stock	(1,996)	(2,524)	(1,288)
Dividends paid on common stock	(93,161)	(80,619)	(62,999)
Net cash (used in) provided by financing activities	(105,561)	173,247	45,595
Net (decrease) increase in cash and cash equivalents	(1,408)	(16,465)	29,883
Cash and cash equivalents, beginning of period	20,327	36,792	6,909
Cash and cash equivalents, end of period	$18,919	$20,327	$36,792
Supplemental disclosures of cash flow information:
Interest paid	$21,691	$26,005	$25,941
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,568	$3,900	$3,739
Right-of-use asset obtained in exchange for new operating lease obligation	$599	$1,010	$—
Transfer of pre-acquisition costs to acquired assets	$168	$242	$—
Sale of real estate settled with notes receivable	$32,400	$27,500	$—
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2020, the Company owned and leased to independent operators, 218 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 22,466 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona.
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

Recent Accounting Standards Adopted by the Company—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments (“ASU 2016-13”), that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected credit losses, rather than incurred losses as previously required by the other-than-temporary impairment model. ASU 2016-13 applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans receivable, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). In November 2018, the FASB released ASU No. 2018-19, Codification Improvements to Topic 326 Financial Instruments - Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13. Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” Additionally, the FASB issued ASU No. 2019-05, Targeted Transition Relief (“ASU 2019-05”), to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2016-13 became effective for reporting periods beginning after December 15, 2019, and was applied as a cumulative adjustment to retained earnings as of the effective date. The Company adopted ASU 2016-13 on January 1, 2020. With the Company’s primary business being leasing real property to third-party tenants, the majority of receivables that arise in the ordinary course of business qualify as operating leases and are not in the scope of ASU 2016-13.  However, based on the instruments held upon adoption on January 1, 2020, the standard applied to the Company’s then outstanding mortgage loans receivable, for which the Company elected the fair value option as provided for by ASU 2019-05. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other (loss) income on the Company’s consolidated income statements. Interest income is recognized as earned within interest and other income in the consolidated income statements. As of December 31, 2020, the Company had one mezzanine loan receivable for which the fair value option had been elected.
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
In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470) (“ASU 2020-09”), which amends and supersedes the SEC paragraphs in the Accounting Standards Codification (“ASC”) to reflect the issuance of SEC Release No. 33-10762. In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities. The amendments were effective January 4, 2021, but voluntary compliance with the amendments in advance of January 4, 2021 was permitted. The Company elected to comply with these amendments effective in the first quarter of 2020. As a result, the Company will no longer include in the financial statement footnotes of its Quarterly and Annual Reports on Form 10-Q and Form 10-K separate condensed consolidating financial

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
information for its wholly owned subsidiaries that issued or guaranteed the Notes (See Note 6, Debt, for further detail). In addition, in accordance with the amendments adopted by the SEC and FASB, because the assets, liabilities and results of operations of the combined issuers and guarantors of the Notes are not materially different than the corresponding amounts presented in the Company’s consolidated financial statements, it is also not required to present combined summary financial information regarding such subsidiary issuers and guarantors.
Lessor Accounting—The Company recognizes lease revenue in accordance with ASC 842, Leases. The Company’s lease agreements typically contain annual escalators based on the percentage change in the Consumer Price Index which are accounted for as variable lease payments in the period in which the change occurs. For lease agreements that contain fixed rent escalators, the Company generally recognizes lease revenue on a straight-line basis of accounting. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Tenant reimbursements related to property taxes and insurance paid by lessee directly to a third-party on behalf of a lessor are required to be excluded from variable payments and from recognition in the lessor’s income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental revenues recognized by the lessor on a gross basis in its income statements.
For the year ended December 31, 2018, the Company recognized tenant recoveries for real estate taxes of $11.9 million which was classified as tenant reimbursements on the Company’s consolidated income statements. Prior to the adoption of ASC 842, the Company recognized tenant recoveries as tenant reimbursement revenues regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are recognized to the extent that the Company pays the third party directly and classified as rental income on the Company’s consolidated income statements. Due to the application of ASC 842, the Company recognized, on a gross basis, tenant recoveries related to real estate taxes of $3.1 million and $2.9 million, for the years ended December 31, 2020 and December 31, 2019, respectively.
The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs and recoveries are recorded as decreases or increases through rental income on the Company’s consolidated income statements. For the year ended December 31, 2020, the Company recorded recovery adjustments of $1.0 million and did not recognize any write-off adjustments to rental income. For the year ended December 31, 2019, the Company recorded $11.8 million of write-off adjustments to rental income related to rental income recognized in prior periods. See Note 3, Real Estate Investments, Net for further detail.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Real Estate Investments—Included in other real estate investments, net, on the Company’s consolidated balance sheets at December 31, 2020, is one mezzanine loan receivable. At December 31, 2019, included in other real estate investments, net is one preferred equity investment and two mortgage loans receivable. The preferred equity investment was accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a quarterly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
Prior to the adoption of ASU 2016-13, mortgage and mezzanine loans receivable were recorded at amortized cost, which consists of the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan. Interest income on the Company’s mortgage and mezzanine loans receivable was recognized over the life of the applicable investment using the interest method. Origination costs and fees directly related to loans receivable were amortized over the term of the loan as an adjustment to interest income.
For instruments recorded at amortized cost, the Company evaluates at each reporting period each of its other real estate investments for indicators of impairment. An investment is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. A reserve is established for the excess of the carrying value of the investment over its fair value.
The Company adopted ASU 2016-13 on January 1, 2020. Fair value was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. Instruments for which the fair value option has been elected are measured at fair value on a

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recurring basis with changes in fair value recognized in other (loss) income on our consolidated income statements. Interest income is recognized as earned within interest and other income in the consolidated income statements. As of December 31, 2020, the Company had one mezzanine loan receivable for which the fair value option had been elected.
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. Included in other loans receivable at December 31, 2019 is a bridge loan to Priority Life Care, LLC (“Priority”) under which the Company agreed to fund up to $1.4 million until the earlier of (i) October 31, 2019, (ii) the date that a new credit facility is established such that the borrower may submit draw requests to the applicable lender, or (iii) the date on which Priority’s lease is terminated with respect to any facility. Borrowings under the bridge loan accrue interest at an annual base rate of 8.0%. During the year ended December 31, 2019, the Company determined that the remaining contractual obligations under the bridge loan agreement to Priority were not collectible and recorded a $1.1 million provision for loan losses in the Company’s consolidated income statements.
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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the consolidated income statements. Accumulated amortization of deferred financing costs was $9.0 million and $7.1 million at December 31, 2020 and December 31, 2019, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within income from continuing operations in the Company’s consolidated income statements.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees. The Company measures and recognizes compensation expense for all share-based payment awards made to directors, officers and employees based on the grant date fair value, amortized over the requisite service period of the award. Net income reflects stock-based compensation expense of $3.8 million, $4.1 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Earnings Per Share—The Company calculates earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities.
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

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Land	$205,356	$204,154
Buildings and improvements	1,477,849	1,400,927
Integral equipment, furniture and fixtures	97,836	93,005
Identified intangible assets	2,352	1,650
Real estate investments	1,783,393	1,699,736
Accumulated depreciation and amortization	(335,294)	(285,536)
Real estate investments, net	$1,448,099	$1,414,200

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, 85 of the Company’s 218 facilities were leased to subsidiaries of Ensign on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014 and were subsequently modified (see “Pennant Spin” below for further information). The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2020, annualized contractual rental income from the Ensign Master leases was $53.4 million and are escalated annually, in June, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis which are not included under the Ensign Master Leases. As of December 31, 2020, annualized contractual rental income from the four additional Ensign facilities was $3.8 million and are escalated annually, in December, by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the four additional facilities are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). The four additional facilities leased to subsidiaries of Ensign are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases.
As of December 31, 2020, 15 of the Company’s facilities were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”). The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2020, annualized contractual rental income from the PMG Master Lease were $27.9 million and are escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of PMG that are tenants under the PMG Master Lease are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2020, 114 of the Company’s 218 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the CPI (but not less than zero), some of which are subject to a cap, or fixed rent escalators.
As of December 31, 2020, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2021	$174,400
2022	174,497
2023	174,193
2024	174,294
2025	174,396
Thereafter	1,026,675
$1,898,455

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	1st Option Open Date	Option Type	Current Cash Rent(1)
ALF	7	October 2034	1/1/2021	A	$3,207
SNF	11	January 2031	1/1/2022	C	$4,800
SNF	1	March 2030	4/1/2022	B / C(2)	$766
SNF / Campus	2	October 2032	1/1/2023	B	$959
SNF	4	November 2034	12/1/2024	B	$3,789
ALF	2	October 2034	1/1/2026	A	$1,559
Option Type:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
Notes:
(1) Based on annualized cash revenue for contracts in place at December 31, 2020.
(2) Purchase option reflects two option types.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Year Ended December 31,
	2020	2019
Rental Income
Contractual rent due(1)	$171,309	$166,056
Straight-line rent	77	1,385
Adjustment for collectibility(2)	—	(11,774)
Recovery of previously reversed rent(3)	1,047	—
Lease termination revenue(4)	1,179	—
Total	$173,612	$155,667

(1)Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received.
(2)During the year ended December 31, 2019, and in accordance with ASC 842, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from five operators through maturity. As such, the Company reversed $7.8 million of contractual rent, $3.5 million of straight-line rent and $0.5 million of property tax reimbursements during the year ended December 31, 2019. If lease payments are subsequently deemed probable of collection, the Company increases rental income for such recoveries.
(3)During the year ended December 31, 2020, the Company recovered $1.0 million in rental income that was previously written off related to one operator.
(4)During the year ended December 31, 2020, in connection with the agreement to terminate its lease agreements with affiliates of Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third-party, the Company received $1.2 million from Metron affiliates.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the year ended December 31, 2020 (dollar amounts in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$75,545	$6,453	6	715
Multi-service campuses	6,876	555	1	184
Assisted living	7,396	590	1	62
Total	$89,817	$7,598	8	961
The following table summarizes the Company’s acquisitions for the year ended December 31, 2019 (dollar amounts in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$254,760	$22,909	17	2,099
Multi-service campuses	59,344	5,203	4	762
Assisted living	12,596	1,031	1	96
Total	$326,700	$29,143	22	2,957
The following table summarizes the Company’s acquisitions for the year ended December 31, 2018 (dollar amounts in thousands):

Type of Property	Purchase Price(1)		Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$85,814		$7,715	10	926
Multi-service campuses	27,520	(4)	2,240	2	177
Assisted living	—		—	—	—
Total	$113,334		$9,955	12	1,103
(1)    Purchase price includes capitalized acquisition costs.
(2)    Initial annual cash rent excludes ground lease income.
(3)    The number of beds/units includes operating beds at acquisition date.
(4)    The Company committed to fund approximately $1.4 million in revenue-producing capital expenditures over 24 months based on the in-place yield, which was included in the purchase price.

Lease Amendments
Twenty/20 Lease Termination and New Noble Master Lease. On December 1, 2020, five assisted living facilities in Virginia operated by Twenty/20 Management, Inc. (“Twenty/20”) were transferred to affiliates of Noble Senior Services (“Noble”). In connection with the transfer, the Company entered into a new triple-net master lease with Noble. The new lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new lease is approximately $3.2 million.
Pennant Spin. On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of Pennant. As a result of the Pennant Spin, as of October 1, 2019, the Company amended the Ensign Master Leases to lease 85 facilities to subsidiaries of Ensign, which had a total of 8,908 operational beds, and entered into a new triple-net master lease with subsidiaries of Pennant (the “Pennant Master Lease”) to lease 11 facilities, which had a total of 1,151 operational beds. The contractual initial annual cash rent under the Pennant Master Lease is approximately $7.8 million. The Pennant Master Lease carried an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign Master Leases was reduced by approximately $7.8 million. Ensign continues to guarantee obligations under the Ensign Master Leases and the Pennant Master Lease. If Pennant achieves a specified portfolio coverage and continuously maintains it for a specified period, Ensign’s obligations under the guaranty with respect to the Pennant Master Lease would be released.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of September 30, 2019, the Company met the criteria to classify six skilled nursing facilities operated by affiliates of Metron as held for sale, which resulted in an impairment expense of approximately $8.8 million to reduce the carrying value to fair value less costs to sell the properties. The fair values of the assets impaired during the three months ended September 30, 2019 were based on contractual sales prices, which are considered to be Level 2 measurements within the fair value hierarchy. As of December 31, 2019, the properties continued to be held for sale and the carrying value of $34.6 million was primarily comprised of real estate assets. In February 2020, the six skilled nursing facilities were sold. In connection with

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the sale for $36.0 million, the Company received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million. The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, the Company recognized a loss of approximately $0.1 million during the three months ended March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between the Company and a third-party institutional lender as co-lenders, pursuant to which we received $18.9 million in cash and a new mortgage loan for $13.9 million. In July 2020, the Company received prepayment in full, including accrued interest, for the new $13.9 million mortgage loan. See Note 4, Other Real Estate Investments, Net, for further detail on the new mortgage loan.
On November 1, 2020, the Company sold the one remaining owned and operated independent living facility consisting of 168 units located in Texas with an aggregate carrying value of $4.2 million for gross proceeds of $4.5 million. In connection with the sale, the Company recognized a gain of $20,000.
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
During the fourth quarter of 2020, the Company met the criteria to classify one skilled nursing facility operated by affiliates of Five Oaks as held for sale. Assets held for sale includes the net book value of property the Company plans to sell within the next year. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale. As of December 31, 2020, the property continued to be held for sale and the carrying value of $7.2 million is primarily comprised of real estate assets. In February 2021, the property was sold. See Note 13, Subsequent Events, for additional information.

4. OTHER REAL ESTATE INVESTMENTS, NET

Mezzanine Loan Receivable—In November 2020, the Company provided Next VA Star Realty Holdings, LLC a mezzanine loan for nine skilled nursing facilities secured by membership interests in affiliates of Next VA Star Realty Holdings, LLC for approximately $15.0 million, at an annual interest rate of 12%. The loan requires monthly interest payments, is set to mature on November 30, 2025, and may (subject to certain restrictions) be prepaid before the maturity date if paid in full and for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment).
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
In July 2019, the Company provided MCRC, LLC a real estate loan secured by a 176 bed skilled nursing facility in Manteca, California for $3.0 million, which bore a fixed interest rate of 8% and required monthly interest payments. Concurrently, the Company entered into a purchase and sale agreement to purchase the Manteca facility from MCRC, LLC for approximately $16.4 million subject to normal diligence and other contingencies. The loan documents provided for a maturity date of the earlier to occur of the closing date of the acquisition, or five business days following the termination of the purchase and sale agreement. MCRC, LLC breached its obligation to sell the Manteca facility to the Company on the terms outlined in the purchase and sale agreement and to repay the real estate loan upon its stated maturity. As a result, the Company commenced non-judicial foreclosure proceedings with respect to the Manteca facility. In January 2020, the borrower further collateralized the loan by causing one of its affiliates to grant the Company a deed of trust in the real estate and improvements that constitute

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Palm Gardens Assisted Living Facility in Yolo County, California. During the three months ended June 30, 2020, payment for the loan principal and accrued interest, including default interest, as well as reimbursement for attorney’s fees and certain other costs of suit, were received in full by the Company and, as a result, the Company withdrew all foreclosure-related proceedings related to the Manteca facility loan.
In September 2019, the Company provided affiliates of CommuniCare a $26.5 million loan secured by mortgages on the three skilled nursing facilities sold to CommuniCare, which bore a fixed interest rate of 10%. The mortgage loan, which required CommuniCare to make monthly interest payments, was set to mature on February 29, 2020, and included an option to be prepaid before the maturity date. In January 2020, the Company amended the mortgage loan’s maturity date to April 30, 2020. In April 2020, the Company amended the mortgage loan’s maturity date to May 29, 2020. During the three months ended June 30, 2020, payment for the mortgage loan and accrued interest was received in full by the Company.
In February 2020, the Company provided provided subsidiaries of Cascade a $32.4 million loan secured by mortgages on the six skilled nursing facilities formerly operated by affiliates of Metron sold to Cascade in February 2020, as discussed in Note 3, Real Estate investments, Net. The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between the Company and a third-party institutional lender as co-lenders, pursuant to which the Company received $18.9 million in cash and a new mortgage loan for $13.9 million. The new mortgage loan with Cascade was secured by the same six skilled nursing facilities purchased by Cascade and was for a combined principal amount of $33.9 million, with the Company’s $13.9 million portion of the indebtedness initially bearing interest at a variable rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The new mortgage loan had a maturity date of April 29, 2022 and included two six-month extension options. In July 2020, prepayment for the mortgage loan of $13.9 million and accrued interest was received in full by the Company.
As of December 31, 2020, the Company had no remaining mortgage loan receivables.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized $2.3 million, $2.8 million and $1.2 million, respectively, of interest income related to the mortgage and mezzanine loans. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.3 million, $0.2 million and $0.2 million, respectively, of interest income related to its other loans receivable.
Preferred Equity Investments—In July 2016, the Company completed a $2.2 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Nampa, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the fourth quarter of 2017 and began lease-up during the first quarter of 2018. In June 2019, the Company purchased the skilled nursing facility for approximately $16.2 million, inclusive of transaction costs. The Company paid $12.9 million after receiving back its initial investment of $2.2 million and cumulative contractual preferred return through June 18, 2019, the acquisition date, of $1.1 million.
In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, CareTrust REIT obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up during the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, inclusive of transaction costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized less than $0.1 million, $1.3 million (including $0.6 million for unrecognized preferred return related to prior periods) and $0.2 million, respectively, of interest income related to these preferred equity investments.
As of December 31, 2020, the Company had no remaining preferred equity investments.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Assets:
Mezzanine loan receivable	$—	$—	$15,000	$15,000
Mezzanine loan receivable: The fair value of the mezzanine loan receivable was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies the instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. However, the fair value is not sensitive to changes in market interest rates due to the recent issuance of the loan at market interest rates. Future changes in market interest rates could materially impact the estimated discounted cash flows. As of December 31, 2020, the Company did not have any loans that were 90 days or more past due.
For the year ended December 31, 2020, there were no changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the year ended December 31, 2020, there were no real estate assets deemed to be impaired. For the year ended December 31, 2019, the Company recorded an impairment expense of $16.7 million. See Note 3, Real Estate Investments, Net, for additional information.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020 and December 31, 2019 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), and Level 3 inputs, for all other financial instruments, is as follows (dollars in thousands):

	December 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	$—	$—	$—	$2,327	$3,800	$3,674
Mortgage loans receivable	—	—	—	29,500	29,500	29,500
Financial liabilities:
Senior unsecured notes payable	$300,000	$296,669	$311,430	$300,000	$295,911	$312,750
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
Senior unsecured notes payable: The fair value of the Notes (as defined in Note 6, Debt, below) was determined using third-party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Value	Amount	Loan Fees	Value
Senior unsecured notes payable	$300,000	$(3,331)	$296,669	$300,000	$(4,089)	$295,911
Senior unsecured term loan	200,000	(1,075)	198,925	200,000	(1,287)	198,713
Unsecured revolving credit facility	50,000	—	50,000	60,000	—	60,000
	$550,000	$(4,406)	$545,594	$560,000	$(5,376)	$554,624
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. As of December 31, 2020, the Issuers have not elected to redeem any of the Notes. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
As of December 31, 2020, the Company was in compliance with all applicable financial covenants under the indenture.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of December 31, 2020, the Operating Partnership had $200.0 million outstanding under the Term Loan and $50.0 million outstanding under the Revolving Facility.
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
As of December 31, 2020, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Schedule of Debt Maturities
As of December 31, 2020, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2021	$—
2022	—
2023	50,000
2024	—
2025	300,000
Thereafter	200,000
$550,000

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There was no New ATM Program or Prior ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for 2020. The following table summarizes predecessor at-the-market equity offering program activity for the year ended 2019 (in thousands, except per share amounts):

For the Year Ended December 31,
2019
Number of shares	2,459
Average sales price per share	$19.48
Gross proceeds(1)	$47,893
(1)    Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the year ended December 31, 2019 under the predecessor ATM Program.
As of December 31, 2020, the Company had $500.0 million available for future issuances under the New ATM Program.
Share Repurchase Program — On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the year ended December 31, 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2020, 2019 and 2018 (dollars in thousands, except per share amounts):

	For the Three Months Ended
2020	March 31,	June 30,	September 30,	December 31,
Dividends declared	$0.25	$0.25	$0.25	$0.25
Dividends payment date	April 15, 2020	July 15, 2020	October 15, 2020	January 15, 2021
Dividends payable as of record date	$23,931	$23,931	$23,934	$23,933
Dividends record date	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

2019
Dividends declared	$0.225	$0.225	$0.225	$0.225
Dividends payment date	April 15, 2019	July 15, 2019	October 15, 2019	January 15, 2020
Dividends payable as of record date	$20,011	$21,508	$21,500	$21,500
Dividends record date	March 29, 2019	June 28, 2019	September 30, 2019	December 31, 2019

2018
Dividends declared	$0.205	$0.205	$0.205	$0.205
Dividends payment date	April 13, 2018	July 13, 2018	October 15, 2018	January 15, 2019
Dividends payable as of record date	$15,608	$16,224	$17,196	$17,710
Dividends record date	March 30, 2018	June 29, 2018	September 28, 2018	December 31, 2018

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
The following table summarizes restricted stock award and performance award activity for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2018	519,272	$14.69
Granted	180,629	22.22
Vested	(247,534)	14.50
Forfeited	(134)	15.21
Unvested balance at December 31, 2019	452,233	17.90
Granted	270,191	19.11
Vested	(201,563)	17.41
Forfeited	(3,175)	20.30
Unvested balance at December 31, 2020	517,686	$18.71

The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$3,790	$4,104	$3,848

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, there was $5.5 million of unamortized stock-based compensation expense related to these unvested awards and the weighted-average remaining vesting period of such awards was 2.3 years.
In connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independently publicly traded companies (the “Spin-Off”) on June 1, 2014, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares were subject to a time vesting provision only and the Company did not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2020, 1,760 shares were forfeited. At December 31, 2020, there were no unvested restricted stock awards outstanding.
In January 2020 and March 2020, the Compensation Committee of the Company’s Board of Directors granted 27,000 and 107,790 shares of restricted stock, respectively, to officers and employees. Each share had a fair market value on the date of grant of $22.18 and $19.06 per share, respectively, based on the closing market price of the Company’s common stock on that date, and the shares vest in four equal installments beginning on the first anniversary of the grant date. Additionally, in March 2020, the Compensation Committee granted 107,790 performance stock awards to officers. Each share had a fair market value on the date of grant of $19.06 per share, based on the closing market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one-to four-year period. The amount of performance awards that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a fixed per share amount.
In April 2020, the Compensation Committee of the Company’s Board of Directors granted 27,611 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $16.48 per share, based on the closing market price of the Company’s common stock on that date, and the shares vest in full on the earlier to occur of April 29, 2021 or the Company’s 2021 Annual Meeting of Stockholders.
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
In May 2019, the Compensation Committee of the Company's Board of Directors granted 17,749 shares of restricted stock to members of the Board of Directors. Each share had a fair market value on the date of grant of $24.23 per share, based on the closing market price of the Company's common stock on that date, and the shares vested in full on April 30, 2020.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2020, 2019 and 2018, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$80,867	$46,359	$57,923
Less: Net income allocated to participating securities	(298)	(296)	(364)
Numerator for basic and diluted earnings available to common stockholders	$80,569	$46,063	$57,559
Denominator:
Weighted-average basic common shares outstanding	95,200	93,088	79,386
Dilutive performance stock awards	7	10	6
Weighted-average diluted common shares outstanding	95,207	93,098	79,392

Earnings per common share, basic	$0.85	$0.49	$0.73
Earnings per common share, diluted	$0.85	$0.49	$0.72
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per share for the years ended December 31, 2020, 2019 and 2018, when their inclusion would have been anti-dilutive.

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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign, under the Ensign Master Leases, and The Pennant Group, Inc., the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of its initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of December 31, 2020, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $15.4 million, of which $14.2 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Major operator concentration – As of December 31, 2020, Ensign leased 89 skilled nursing, assisted living and independent living facilities which had a total of 9,546 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties are Texas, California, Arizona and Utah. During the years ended December 31, 2020, 2019 and 2018, Ensign represented 32%, 38% and 42%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements. On October 1, 2019, Ensign completed the Pennant Spin. See Note 3, Real Estate Investments, Net, for additional information regarding the Company’s facilities leased to Ensign subsequent to the Pennant Spin.

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
As of December 31, 2020, PMG leased 15 skilled nursing facilities which had a total of 2,145 beds and units and are located in Louisiana and Texas. During the years ended December 31, 2020, 2019 and 2018, PMG represented 16%, 15% and 8%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.

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

	For the Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$44,340	$44,168	$45,687	$44,137
Net income	$19,325	$18,935	$21,552	$21,055
Earnings per common share, basic	$0.20	$0.20	$0.23	$0.22
Earnings per common share, diluted	$0.20	$0.20	$0.23	$0.22
Other data:
Weighted-average number of common shares outstanding, basic	95,161	95,208	95,214	95,215
Weighted-average number of common shares outstanding, diluted	95,161	95,208	95,214	95,244
	For the Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating data:
Total revenues	$39,658	$46,201	$33,314	$44,228
Net income (loss)	$16,053	$19,698	$(10,054)	$20,662
Earnings per common share, basic	$0.18	$0.21	$(0.11)	$0.22
Earnings per common share, diluted	$0.18	$0.21	$(0.11)	$0.22
Other data:
Weighted-average number of common shares outstanding, basic	88,010	94,036	95,103	95,103
Weighted-average number of common shares outstanding, diluted	88,010	94,036	95,103	95,144
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Asset Sale
On February 1, 2021, the Company closed on the sale of one skilled nursing facility consisting of 90 units located in Washington with a carrying value of $7.2 million, for gross sales proceeds of $7.3 million. The Company does not expect to record a material gain or loss in connection with the sale. The facility was classified as held for sale as of December 31, 2020.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company			Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Costs Cap. Since Acq.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$(1,311)	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	(3,103)	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	(865)	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	(3,029)	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	(3,801)	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	(3,475)	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	(2,595)	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	(3,878)	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	(2,082)	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	(2,981)	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	(3,116)	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	(2,564)	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	(2,525)	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	(2,246)	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	(3,054)	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	(2,262)	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	(2,275)	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	(1,438)	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,661	470	10,376	10,846	(7,112)	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	(1,010)	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	(1,603)	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	(2,052)	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	(925)	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	(2,528)	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	(1,456)	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	(1,806)	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	(2,544)	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	(889)	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	(1,630)	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	(1,421)	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	(920)	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	(5,021)	2012	2009

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	(5,530)	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	(1,102)	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	(3,208)	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	(1,817)	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	(2,063)	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	(464)	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	(455)	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	(934)	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	(1,355)	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	(801)	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	(1,589)	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	(934)	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	(1,667)	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	(1,063)	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	(677)	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	(576)	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	(1,052)	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	(1,527)	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	(2,030)	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	(525)	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	(1,077)	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	(2,258)	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	(2,096)	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	(803)	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	(2,940)	2011	2011
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	(2,267)	2008	2011
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	(1,219)	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	(1,079)	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	(1,627)	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	(312)	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	(2,886)	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	(1,943)	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	(635)	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	(895)	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	(697)	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	(422)	2013	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	(629)	1960	2013

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	(909)	1970	2013
Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	(660)	1966	2013
Sky Holdings AZ LLC	Bella Vita Health and Rehabilitation Center	Glendale, AZ	—	228	1,124	1,380	228	2,504	2,731	(1,727)	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	152	357	1,493	152	1,850	2,002	(1,163)	2012	2009
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	56	1,668	15,431	17,099	(2,285)	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	(1,067)	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	(703)	1987	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin, GA	—	251	7,855	—	251	7,855	8,106	(1,080)	2010	2015
CTR Partnership, L.P.	BeaverCreek Health and Rehab	Beavercreek, OH	—	892	17,159	13	892	17,172	18,064	(2,254)	2014	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	192	833	18,278	19,111	(2,416)	1992	2015
CTR Partnership, L.P.	Englewood Health and Rehab	Englewood, OH	—	1,014	18,541	88	1,014	18,629	19,643	(2,464)	1962	2015
CTR Partnership, L.P.	Portsmouth Health and Rehab	Portsmouth, OH	—	282	9,726	428	282	10,154	10,436	(1,400)	2008	2015
CTR Partnership, L.P.	West Cove Care & Rehabilitation Center	Toledo, OH	—	93	10,365	—	93	10,365	10,458	(1,360)	2007	2015
CTR Partnership, L.P.	BellBrook Health and Rehab	Bellbrook, OH	—	214	2,573	231	214	2,804	3,018	(385)	2003	2015
CTR Partnership, L.P.	Xenia Health and Rehab	Xenia, OH	—	205	3,564	23	205	3,587	3,792	(471)	1981	2015
CTR Partnership, L.P.	Jamestown Place Health and Rehab	Jamestown, OH	—	266	4,725	268	266	4,993	5,259	(694)	1967	2015
CTR Partnership, L.P.	Casa de Paz	Sioux City, IA	—	119	7,727	—	119	7,727	7,846	(950)	1974	2016
CTR Partnership, L.P.	Denison Care Center	Denison, IA	—	96	2,784	—	96	2,784	2,880	(342)	2015	2016
CTR Partnership, L.P.	Garden View Care Center	Shenandoah, IA	—	105	3,179	—	105	3,179	3,284	(391)	2013	2016
CTR Partnership, L.P.	Grandview Health Care Center	Dayton, IA	—	39	1,167	—	39	1,167	1,206	(143)	2014	2016
CTR Partnership, L.P.	Grundy Care Center	Grundy Center, IA	—	65	1,935	—	65	1,935	2,000	(238)	2011	2016
CTR Partnership, L.P.	Iowa City Rehab and Health Care Center	Iowa City, IA	—	522	5,690	—	522	5,690	6,212	(699)	2014	2016
CTR Partnership, L.P.	Lenox Care Center	Lenox, IA	—	31	1,915	—	31	1,915	1,946	(235)	2012	2016
CTR Partnership, L.P.	Osage	Osage, IA	—	126	2,255	—	126	2,255	2,381	(277)	2014	2016
CTR Partnership, L.P.	Pleasant Acres Care Center	Hull, IA	—	189	2,544	—	189	2,544	2,733	(313)	2014	2016
CTR Partnership, L.P.	Cedar Falls Health Care Center	Cedar Falls, IA	—	324	4,366	—	324	4,366	4,690	(518)	2015	2016
CTR Partnership, L.P.	Premier Estates of Highlands	Norwood, OH	—	364	2,199	282	364	2,481	2,845	(293)	2012	2016
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	(908)	1989	2016
CTR Partnership, L.P.	The Oaks	Petaluma, CA	—	3,646	2,873	110	3,646	2,983	6,629	(353)	2015	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	(1,183)	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	(2,262)	1984	2016
CTR Partnership, L.P.	Decatur Medical Lodge	Decatur, TX	—	990	24,909	—	990	24,909	25,899	(2,543)	2013	2016
CTR Partnership, L.P.	Royse City Medical Lodge	Royse City, TX	—	606	14,660	—	606	14,660	15,266	(1,497)	2009	2016

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	(547)	2009	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	(803)	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	(333)	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	(351)	2014	2017
CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	(327)	2014	2017
CTR Partnership, L.P.	Wellspring Health and Rehabilitation of Cascadia	Nampa, ID	—	774	5,044	111	774	5,155	5,929	(462)	2011	2017
CTR Partnership, L.P.	The Rio at Fox Hollow	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	(1,080)	2016	2017
CTR Partnership, L.P.	The Rio at Cabezon	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	(873)	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	(183)	1993	2017
CTR Partnership, L.P.	Secora Health and Rehabilitation of Cascadia	Portland, OR	—	1,481	2,216	110	1,481	2,326	3,807	(194)	2012	2017
CTR Partnership, L.P.	Mountain Valley	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	(656)	1971	2017
CTR Partnership, L.P.	Caldwell Care	Caldwell, ID	—	906	7,020	516	906	7,536	8,442	(585)	1947	2017
CTR Partnership, L.P.	Canyon West	Caldwell, ID	—	312	10,410	431	312	10,841	11,153	(868)	1969	2017
CTR Partnership, L.P.	Lewiston Health and Rehabilitation	Lewiston, ID	—	625	12,087	152	625	12,239	12,864	(982)	1964	2017
CTR Partnership, L.P.	The Orchards	Nampa, ID	—	785	8,923	47	785	8,970	9,755	(725)	1958	2017
CTR Partnership, L.P.	Weiser Care	Weiser, ID	—	80	4,419	30	80	4,449	4,529	(359)	1964	2017
CTR Partnership, L.P.	Aspen Park	Moscow, ID	—	698	5,092	274	698	5,366	6,064	(438)	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	1,256	681	7,843	8,524	(702)	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	1,178	607	5,979	6,586	(513)	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	891	1,602	5,427	7,029	(486)	2006	2017
CTR Partnership, L.P.	Brookfield Health and Rehab	Battle Ground, WA	—	320	500	—	320	500	820	(42)	2012	2017
CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,000	1,779	—	1,000	1,779	2,779	(145)	1989	2017
CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	445	869	—	445	869	1,314	(71)	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	(1,608)	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	—	2,897	14,700	17,597	(1,194)	1969	2017
CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	(1,778)	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	(366)	1973	2017
CTR Partnership, L.P.	Copper Ridge Health and Rehabilitation Center	Butte, MT	—	220	4,974	—	220	4,974	5,194	(398)	2010	2018
CTR Partnership, L.P.	Prairie Heights Healthcare Center	Aberdeen, SD	—	1,372	7,491	—	1,372	7,491	8,863	(510)	1965	2018
CTR Partnership, L.P.	The Meadows on University	Fargo, ND	—	989	3,275	—	989	3,275	4,264	(196)	1966	2018
CTR Partnership, L.P.	The Suites - Parker	Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	(952)	2012	2018

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

CTR Partnership, L.P.	Huntington Park Nursing Center	Huntington Park, CA	—	3,131	8,876	299	3,131	9,175	12,306	(464)	1955	2019
CTR Partnership, L.P.	Shoreline Care Center	Oxnard, CA	—	1,699	9,004	—	1,699	9,004	10,703	(443)	1962	2019
CTR Partnership, L.P.	Downey Care Center	Downey, CA	—	2,502	6,141	—	2,502	6,141	8,643	(303)	1967	2019
CTR Partnership, L.P.	Courtyard Healthcare Center	Davis, CA	—	2,351	9,256	—	2,351	9,256	11,607	(464)	1969	2019
Gulf Coast Buyer 1 LLC	Alpine Skilled Nursing and Rehabilitation	Ruston, LA	—	2,688	23,825	—	2,688	23,825	26,513	(1,100)	2014	2019
Gulf Coast Buyer 1 LLC	The Bradford Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,758	21,325	17	3,758	21,342	25,100	(992)	1980	2019
Gulf Coast Buyer 1 LLC	Colonial Oaks Skilled Nursing and Rehabilitation	Bossier City, LA	—	1,635	21,180	—	1,635	21,180	22,815	(954)	2013	2019
Gulf Coast Buyer 1 LLC	The Guest House Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,437	20,889	184	3,437	21,073	24,510	(984)	2006	2019
Gulf Coast Buyer 1 LLC	Pilgrim Manor Skilled Nursing and Rehabilitation	Bossier City, LA	—	2,979	24,617	—	2,979	24,617	27,596	(1,123)	2008	2019
Gulf Coast Buyer 1 LLC	Shreveport Manor Skilled Nursing and Rehabilitation	Shreveport, LA	—	676	10,238	361	676	10,599	11,275	(481)	2008	2019
Gulf Coast Buyer 1 LLC	Booker T. Washington Skilled Nursing and Rehabilitation	Shreveport, LA	—	2,452	9,148	113	2,452	9,261	11,713	(447)	2013	2019
Gulf Coast Buyer 1 LLC	Legacy West Rehabilitation and Healthcare	Corsicana, TX	—	120	6,682	409	120	7,091	7,211	(340)	2002	2019
Gulf Coast Buyer 1 LLC	Legacy at Jacksonville	Jacksonville, TX	—	173	7,481	127	173	7,608	7,781	(369)	2006	2019
Gulf Coast Buyer 1 LLC	Pecan Tree Rehabilitation and Healthcare	Gainesville, TX	—	219	10,097	285	219	10,382	10,601	(481)	1990	2019
Lakewest SNF Realty, LLC	Lakewest Rehabilitation and Skilled Care	Dallas, TX	—	—	6,905	—	—	6,905	6,905	(322)	2011	2019
CTR Partnership, L.P.	Cascadia of Nampa	Nampa, ID	—	880	14,117	—	880	14,117	14,997	(594)	2017	2019
CTR Partnership, L.P.	Valley Skilled Nursing	Modesto, CA	—	798	7,671	—	798	7,671	8,469	(249)	2016	2019
CTR Partnership, L.P.	Cascadia of Boise	Boise, ID	—	1,597	15,692	—	1,597	15,692	17,289	(412)	2018	2020
CTR Partnership, L.P.	Cooney Healthcare and Rehabilitation	Helena, MT	—	867	7,431	—	867	7,431	8,298	(65)	1984	2020
CTR Partnership, L.P.	Elkhorn Healthcare and Rehabilitation	Clancy, MT	—	183	7,380	—	183	7,380	7,563	(66)	1960	2020
CTR Partnership, L.P.	Beacon Harbor Healthcare and Rehabilitation	Rockwall, TX	—	1,295	17,069	—	1,295	17,069	18,364	(76)	1996	2020
CTR Partnership, L.P.	Pleasant Manor Healthcare and Rehabilitation	Waxahachie, TX	—	629	7,433	—	629	7,433	8,062	(33)	1972	2020
CTR Partnership, L.P.	Rowlett Health and Rehabilitation Center	Rowlett, TX	—	1,036	10,516	—	1,036	10,516	11,552	(47)	1990	2020
			—	145,155	963,927	92,226	144,145	1,057,163	1,201,307	(194,390)
Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	(5,292)	2011	1999
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	(3,327)	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	(994)	1978	2011

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	(991)	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	(998)	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	(758)	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	(525)	2012	2012
CTR Partnership, L.P.	Centerville Senior Independent Living	Dayton, OH	—	3,912	22,458	117	3,781	22,706	26,487	(3,018)	2007	2015
CTR Partnership, L.P.	Liberty Nursing Center of Willard	Willard, OH	—	143	11,097	50	143	11,147	11,290	(1,477)	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown/Premier Retirement Estates of Middletown	Middletown, OH	—	990	7,484	172	990	7,656	8,646	(1,025)	1985	2015
CTR Partnership, L.P.	Premier Estates of Norwood Towers/Premier Retirement Estates of Norwood Towers	Norwood, OH	—	1,316	10,071	499	1,316	10,570	11,886	(1,249)	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	(1,825)	1986	2016
CTR Partnership, L.P.	Bridgeport Medical Lodge	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	(2,850)	2014	2016
CTR Partnership, L.P.	The Villas at Saratoga	Saratoga, CA	—	8,709	9,736	1,396	8,709	11,132	19,841	(617)	2004	2018
CTR Partnership, L.P.	Madison Park Healthcare	Huntington, WV	—	601	6,385	—	601	6,385	6,986	(359)	1924	2018
CTR Partnership, L.P.	Oakview Heights Nursing & Rehabilitation Center	Mt. Carmel, IL	—	298	8,393	—	298	8,393	8,691	(455)	2004	2019
Gulf Coast Buyer 1 LLC	Spring Lake Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,217	21,195	2,525	3,217	23,720	26,937	(1,008)	2008	2019
Gulf Coast Buyer 1 LLC	The Village at Heritage Oaks	Corsicana, TX	—	143	11,429	549	143	11,978	12,121	(560)	2007	2019
CTR Partnership, L.P.	City Creek Post-Acute and Assisted Living	Sacramento, CA	—	3,980	10,106	408	3,980	10,514	14,494	(344)	1990	2019
CTR Partnership, L.P.	Crestwood Health and Rehabilitation Center	Wills Point, TX	—	143	6,075	—	143	6,075	6,218	(28)	1980	2020
			—	29,336	198,991	8,612	29,205	207,734	236,939	(27,700)
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	(1,367)	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	(3,453)	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	(433)	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	(858)	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	(1,487)	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	(894)	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	(2,509)	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	(937)	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	(510)	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	(1,199)	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	(1,248)	1967	2013

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	(464)	1995	2013
Sky Holdings AZ LLC	Desert Sky Assisted Living	Glendale, AZ	—	61	304	372	61	676	738	(466)	2004	2002
Lemon River Holdings LLC	The Grove Assisted Living	Riverside, CA	—	342	802	3,360	342	4,162	4,504	(2,616)	2012	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	258	411	2,570	2,981	(1,432)	1994	2011
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	—	430	6,714	7,144	(1,007)	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,114	43	250	6,157	6,407	(919)	2011	2014
CTR Partnership, L.P.	Bristol Court Assisted Living	Saint Petersburg, FL	—	645	7,322	421	645	7,512	8,157	(1,013)	2010	2015
CTR Partnership, L.P.	Asbury Place Assisted Living	Pensacola, FL	—	212	4,992	240	212	5,213	5,425	(672)	1997	2015
CTR Partnership, L.P.	New Haven Assisted Living of San Angelo	San Angelo, TX	—	284	4,478	—	284	4,478	4,762	(550)	2012	2016
CTR Partnership, L.P.	Lamplight Inn of Fort Wayne	Fort Wayne, IN	—	452	8,703	214	452	8,889	9,341	(1,052)	2015	2016
CTR Partnership, L.P.	Lamplight Inn of West Allis	West Allis, WI	—	97	6,102	173	97	6,255	6,352	(737)	2013	2016
CTR Partnership, L.P.	Lamplight Inn of Baltimore	Baltimore, MD	—	—	3,697	267	—	3,919	3,919	(447)	2014	2016
CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	765	1,489	4,665	6,154	(455)	1980	2016
CTR Partnership, L.P.	English Meadows Elks Home Campus	Bedford, VA	—	451	9,023	268	451	9,291	9,742	(1,107)	2014	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	—	312	6,919	7,231	(807)	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	131	4,157	4,288	(485)	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	—	603	9,326	9,929	(1,069)	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	9	241	4,121	4,362	(471)	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	—	492	9,199	9,691	(1,054)	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	302	5,773	6,075	(662)	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	(398)	1984	2016
CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	—	493	14,002	14,495	(1,371)	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	—	356	10,812	11,168	(1,059)	2016	2017
CTR Partnership, L.P.	Tangerine Cove of Brooksville	Brooksville, FL	—	995	927	463	995	1,364	2,359	(114)	1984	2017
CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	(493)	2016	2017
CTR Partnership, L.P.	Culpeper	Culpepper, VA	—	318	3,897	85	318	3,982	4,300	(374)	1997	2017
CTR Partnership, L.P.	Louisa	Louisa, VA	—	407	4,660	97	407	4,757	5,164	(455)	2002	2017
CTR Partnership, L.P.	Warrenton	Warrenton, VA	—	1,238	7,247	98	1,238	7,345	8,583	(671)	1999	2017
CTR Partnership, L.P.	Vista Del Lago	Escondido, CA	—	4,362	7,997	—	4,362	7,997	12,359	(279)	2015	2019
CTR Partnership, L.P.	Inn at Barton Creek	Bountiful, UT	—	2,479	4,804	15	2,479	4,819	7,298	(119)	1999	2020
			—	32,006	201,593	11,359	32,006	212,952	244,959	(37,713)
			—	$206,497	$1,364,511	$112,197	$205,356	$1,477,849	$1,683,205	$(259,803)
(1) The aggregate cost of real estate for federal income tax purposes was $1.7 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

	Year Ended December 31,
Real estate:	2020	2019	2018
Balance at the beginning of the period	$1,605,081	$1,368,157	$1,266,484
Acquisitions	84,630	318,070	106,208
Improvements	7,223	3,103	7,230
Impairment	—	(21,465)	—
Sales of real estate	(13,729)	(62,784)	(11,765)
Balance at the end of the period	$1,683,205	$1,605,081	$1,368,157
Accumulated depreciation:
Balance at the beginning of the period	$(220,359)	$(185,926)	$(152,185)
Depreciation expense	(41,914)	(40,373)	(34,676)
Impairment	—	5,220	—
Sales of real estate	2,470	720	935
Balance at the end of the period	$(259,803)	$(220,359)	$(185,926)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2020
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Principal Balance	Book Value (2)	Carrying Amount of Loans Subject to Delinquent Principal or Interest

Mezzanine Loan:
Virginia (9 SNF facilities)	12.0%	2025	(1)	$110,000	(3)	$15,000	$15,000	N/A
				$110,000		$15,000	$15,000

(1)     Interest is due monthly, and principal is due at the maturity date.
(2)    The aggregate cost of investments in real estate mortgage loans for federal income tax purposes was $15.0 million.
(3)    The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2020 are estimated.

Changes in mortgage loans are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Balance at beginning of period	$29,500	$12,375	$12,517
Additions during period:
New mortgage loans	61,258	40,889	—
Deductions during period:
Paydowns/Repayments	(75,758)	(23,764)	(142)
Balance at end of period	$15,000	$29,500	$12,375