Form 10-Q
period 2021-03-31
CareTrust REIT, Inc.
filed 2021-05-06
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 5, 2021, there were 96,785,096 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets:
Real estate investments, net	$1,577,450	$1,448,099
Other real estate investments, net	15,155	15,000
Assets held for sale, net	—	7,226
Cash and cash equivalents	30,469	18,919
Accounts and other receivables, net	1,780	1,823
Prepaid expenses and other assets, net	7,448	10,450
Deferred financing costs, net	1,797	2,042
Total assets	$1,634,099	$1,503,559
Liabilities and Equity:
Senior unsecured notes payable, net	$296,858	$296,669
Senior unsecured term loan, net	198,978	198,925
Unsecured revolving credit facility	170,000	50,000
Accounts payable and accrued liabilities	16,898	19,572
Dividends payable	25,924	24,251
Total liabilities	708,658	589,417
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 95,981,062 and 95,215,797 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	960	952
Additional paid-in capital	1,180,840	1,164,402
Cumulative distributions in excess of earnings	(256,359)	(251,212)
Total equity	925,441	914,142
Total liabilities and equity	$1,634,099	$1,503,559

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$45,246	$42,464
Independent living facilities	—	625
Interest and other income	505	1,251
Total revenues	45,751	44,340
Expenses:
Depreciation and amortization	13,473	13,160
Interest expense	5,762	6,714
Property taxes	696	485
Independent living facilities	—	546
General and administrative	5,142	4,054
Total expenses	25,073	24,959
Other loss:
Loss on sale of real estate	(192)	(56)
Net income	$20,486	$19,325
Earnings per common share:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20
Weighted-average number of common shares:
Basic	95,378	95,161
Diluted	95,385	95,161

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2021	95,215,797	$952	$1,164,402	$(251,212)	$914,142
Issuance of common stock, net	702,000	7	16,184	—	16,191
Vesting of restricted common stock, net of shares withheld for employee taxes	63,265	1	(1,331)	—	(1,330)
Amortization of stock-based compensation	—	—	1,585	—	1,585
Common dividends ($0.265 per share)	—	—	—	(25,633)	(25,633)
Net income	—	—	—	20,486	20,486
Balance at March 31, 2021	95,981,062	$960	$1,180,840	$(256,359)	$925,441

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$20,486	$19,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	13,486	13,175
Amortization of deferred financing costs	487	487
Amortization of stock-based compensation	1,585	884
Straight-line rental income	(12)	(26)
Loss on sale of real estate	192	56
Interest income distribution from other real estate investment	—	1,346
Change in operating assets and liabilities:
Accounts and other receivables, net	(100)	335
Prepaid expenses and other assets, net	278	454
Accounts payable and accrued liabilities	(2,453)	482
Net cash provided by operating activities	33,949	36,518
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(138,151)	(25,905)
Purchases of equipment, furniture and fixtures and improvements to real estate	(1,319)	(2,418)
Investment in real estate mortgage and other loans receivable	(700)	(100)
Principal payments received on real estate mortgage and other loans receivable	56	662
Repayment of other real estate investment	—	2,327
Escrow deposits for potential acquisitions of real estate	—	(1,000)
Net proceeds from sales of real estate	6,814	2,134
Net cash used in investing activities	(133,300)	(24,300)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	16,191	(90)
Borrowings under unsecured revolving credit facility	120,000	15,000
Net-settle adjustment on restricted stock	(1,330)	(1,986)
Dividends paid on common stock	(23,960)	(21,532)
Net cash provided by (used in) financing activities	110,901	(8,608)
Net increase in cash and cash equivalents	11,550	3,610
Cash and cash equivalents, beginning of period	18,919	20,327
Cash and cash equivalents, end of period	$30,469	$23,937
Supplemental disclosures of cash flow information:
Interest paid	$1,325	$2,289
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$1,673	$2,399
Transfer of pre-acquisition costs to acquired assets	$358	$167
Sale of real estate settled with note receivable	$—	$32,400

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2021, the Company owned and leased to independent operators, 222 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 23,222 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of March 31, 2021, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
The COVID-19 pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although most of these governmental restrictions have since been lifted or scaled back, resurgences of COVID-19 and the emergence of new variants thereof have resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, the Company’s business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
The duration and extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance, and the operational and financial performance of the Company’s tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the timing of vaccine rollouts, public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants that may continue to occur, and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition could be material.

2. BASIS OF PRESENTATION
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.
 Recent Accounting Pronouncements— In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”), which will be discontinued by the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company is still evaluating the impact of ASU 2020-04 and expects to take full advantage of the offered optional expedients and exceptions, but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Land	$243,457	$205,356
Buildings and improvements	1,578,754	1,477,849
Integral equipment, furniture and fixtures	101,131	97,836
Identified intangible assets	2,658	2,352
Real estate investments	1,926,000	1,783,393
Accumulated depreciation and amortization	(348,550)	(335,294)
Real estate investments, net	$1,577,450	$1,448,099
As of March 31, 2021, all 222 of the Company’s facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (but not less than zero), some of which are subject to a cap, or fixed rent escalators.
As of March 31, 2021, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2021 (nine months)	$132,001
2022	176,082
2023	175,777
2024	174,467
2025	174,441
2026	171,488
Thereafter	860,010
Total	$1,864,266
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	1st Option Open Date	Option Type(1)	Current Cash Rent(2)
ALF	7	October 2034	1/1/2021	A	$3,207
SNF	11	November 2030	1/1/2022	C	4,800
SNF	1	March 2029	4/1/2022	B / C(3)	766
SNF / Campus	2	October 2032	1/1/2023	B	959
SNF	4	November 2034	12/1/2024	B	3,789
ALF	2	October 2034	1/1/2026	A	1,559
(1) Option type includes:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place at March 31, 2021.
(3) Purchase option reflects two option types.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended March 31,
Rental Income	2021	2020
Contractual rent due(1)	$45,171	$42,438
Straight-line rent	12	26
Lease termination revenue(2)	63	—
Total	$45,246	$42,464
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received.
(2) During the three months ended March 31, 2021, in connection with the agreement to terminate its lease agreements with affiliates of Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third-party, the Company received $0.1 million from Metron affiliates.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the three months ended March 31, 2021 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$15,800	$1,492	1	145
Multi-service campuses(3)	125,708	8,604	4	640
Total	$141,508	$10,096	5	785
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
(3) Initial annual cash rent represents the first twelve months of rent upon commencement of the Company’s long-term net leases, which is scheduled to occur upon the tenants’ receipt of licensing approval and increases to $9.4 million in the second year with Consumer Price Index (“CPI”) based annual escalators thereafter. The facilities are currently being leased back to the seller under a short-term lease with a term of less than one year.

Asset Sales and Assets Held for Sale
As of March 31, 2021, there were no assets classified as held for sale. During the fourth quarter of 2020, the Company met the criteria to classify one skilled nursing facility operated by affiliates of Five Oaks Healthcare, LLC as held for sale. Assets held for sale include the net book value of property the Company plans to sell within the next year. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale. On February 1, 2021, the Company closed on the sale of the one skilled nursing facility consisting of 90 beds located in Washington with a carrying value of $7.2 million, for net sales proceeds of $7.0 million. The Company recorded a loss of $0.2 million in connection with the sale.
On November 1, 2020, the Company sold the one remaining owned and operated independent living facility consisting of 168 units located in Texas with an aggregate carrying value of $4.2 million for gross proceeds of $4.5 million. In connection with the sale, the Company recognized a gain of $20,000 during the three months ended December 31, 2020.

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

Lease Amendments
Twenty/20 Lease Termination and New Noble Master Lease. On December 1, 2020, five assisted living facilities in Virginia operated by Twenty/20 Management, Inc. (“Twenty/20”) were transferred to affiliates of Noble VA Holdings, LLC (“Noble”). In connection with the transfer, the Company entered into a new triple-net master lease with Noble. The new lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new lease is approximately $3.2 million.

4. OTHER REAL ESTATE INVESTMENTS, NET
Mezzanine Loan Receivable—In November 2020, the Company provided Next VA Star Realty Holdings, LLC a mezzanine loan for nine skilled nursing facilities secured by membership interests in affiliates of Next VA Star Realty Holdings, LLC for approximately $15.0 million, at an annual interest rate of 12%. The loan requires monthly interest payments, is set to mature on November 30, 2025, and may (subject to certain restrictions) be prepaid before the maturity date if paid in full and for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). During the three months ended March 31, 2021, the Company recognized $0.5 million of interest income related to its mezzanine loan.
Mortgage Loans Receivable—In July 2019, the Company provided MCRC, LLC a real estate loan secured by a 176-bed skilled nursing facility in Manteca, California for $3.0 million, which bore a fixed interest rate of 8% and required monthly interest payments. Concurrently, the Company entered into a purchase and sale agreement to purchase the Manteca facility from MCRC, LLC for approximately $16.4 million subject to normal diligence and other contingencies. The loan documents provided for a maturity date of the earlier to occur of the closing date of the acquisition, or five business days following the termination of the purchase and sale agreement.  MCRC, LLC breached its obligation to sell the Manteca facility to the Company on the terms outlined in the purchase and sale agreement and to repay the real estate loan upon its stated maturity. As a result, the Company commenced non-judicial foreclosure proceedings with respect to the Manteca facility. In January 2020, the borrower further collateralized the loan by causing one of its affiliates to grant the Company a deed of trust in the real estate and improvements that constitute Palm Gardens Assisted Living Facility in Yolo County, California. During the three months ended June 30, 2020, payment for the loan principal and accrued interest, including default interest, as well as reimbursement for attorney’s fees and certain other costs of suit, were received in full by the Company and, as a result, the Company withdrew all foreclosure-related proceedings related to the Manteca facility loan.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2021, the Company had no remaining mortgage loan receivables.
During the three months ended March 31, 2021 and 2020, the Company recognized no interest income and $1.1 million of interest income, respectively, related to its mortgage loans. During both the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million of interest income related to its other loans receivable.
Preferred Equity Investments—In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, the Company obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up during the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, inclusive of transaction costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million, of which less than $0.1 million was recognized as interest income during the three months ended March 31, 2020. The Company did not recognize any interest income during the three months ended March 31, 2021 related to preferred equity investments. As of March 31, 2021, the Company had no remaining preferred equity investments.
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,155	$15,155

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Assets:
Mezzanine loan receivable	$—	$—	$15,000	$15,000

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Mezzanine loan receivable: The fair value of the mezzanine loan receivable was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies the instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. Future changes in market interest rates could materially impact the estimated discounted cash flows. As of March 31, 2021 and December 31, 2020, the Company did not have any loans that were 90 days or more past due.
For the three months ended March 31, 2021, there were no changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), is as follows (dollars in thousands):

		March 31, 2021			December 31, 2020
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	2	$300,000	$296,858	$309,000	$300,000	$296,669	$311,430

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

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021			December 31, 2020
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$300,000	$(3,142)	$296,858	$300,000	$(3,331)	$296,669
Senior unsecured term loan	200,000	(1,022)	198,978	200,000	(1,075)	198,925
Unsecured revolving credit facility	170,000	—	170,000	50,000	—	50,000
	$670,000	$(4,164)	$665,836	$550,000	$(4,406)	$545,594
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
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. As of March 31, 2021, the Issuers have not elected to redeem any of the Notes. If certain changes of control of the Company occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of March 31, 2021, the Company was in compliance with all applicable financial covenants under the indenture.

Unsecured Revolving Credit Facility and Term Loan
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and, together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the Revolving Facility is subject to no default or event of default under the Amended Credit Agreement having occurred at the time of borrowing. The proceeds of the Term Loan were used, in part, to repay in full all outstanding borrowings under the Company’s prior term loan and revolving facility under its prior credit agreement. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2021, the Operating Partnership had $200.0 million outstanding under the Term Loan and $170.0 million of borrowings outstanding under the Revolving Facility.
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
As of March 31, 2021, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

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
There was no Prior ATM Program or New ATM Program activity for the three months ended March 31, 2020. The following table summarizes the New ATM Program activity for the three months ended March 31, 2021 (in thousands, except per share amounts).

For the Three Months Ended
March 31, 2021
Number of shares	702
Average sales price per share	$23.62
Gross proceeds(1)	$16,579
(1) Total gross proceeds is before $0.2 million of commissions paid to the sales agents during the three months ended March 31, 2021 under the New ATM Program.
As of March 31, 2021, the Company had $483.4 million available for future issuances under the New ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the three months ended March 31, 2021 and 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first three months of 2021 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2021
Dividends declared per share	$0.265
Dividends payment date	April 15, 2021
Dividends payable as of record date	$25,633
Dividends record date	March 31, 2021

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
Restricted Stock Awards—In connection with the separation of the healthcare business and real estate business of the Ensign Group, Inc. (“Ensign”) into two separate and independently publicly traded companies (the “Spin-Off”) on June 1, 2014, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares were subject to a time vesting provision only and the Company did not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2020, 1,760 shares were forfeited. At March 31, 2021, there were no unvested restricted stock awards outstanding.
In January 2021 and February 2021, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted 140,514 and 99,189 shares of restricted stock, respectively, to officers and employees. Each share had a fair market value on the date of grant of $22.48 and $22.18 per share, respectively, based on the closing market price of the Company’s common stock on that date, and the shares vest in three equal annual installments beginning on the first anniversary of the grant date.
In January 2021, the Compensation Committee granted 108,414 performance stock awards to officers. Each share had a fair market value on the date of grant of $22.48 per share, based on the closing market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one-to three-year period. The amount of such performance awards that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period.
Additionally, in February 2021, the Compensation Committee granted 99,189 performance stock awards to officers. Each share had an estimated fair market value on the date of grant of $27.98 per share. Performance stock awards are subject to both time and performance based conditions and cliff vest over a three-year period. The amount of such performance awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of 16 other publicly traded healthcare REITs and will range from 0% to 200% of the TSR awards initially granted. Compensation expense for awards with performance-based vesting conditions is recognized based upon the grant date fair value per share for each component multiplied by the estimated number of performance stock awards to be earned after considering the Company’s expectation of future performance and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The fair value of the TSR-based performance stock awards is estimated on the date of the grant using a Monte Carlo valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility is based on historical volatility for the most recent 2.84 year period ending on the grant date for the Company and the selected TSR peer group, and is calculated on a daily basis. The following are the key assumptions used in this valuation:

For the Three Months Ended March 31, 2021
Risk free interest rate	0.27%
Expected stock price volatility	52.93%
Expected service period	2.84 years
Expected dividend yield (assuming full reinvestment)	—%
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$1,585	$884
As of March 31, 2021, there was $14.5 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.5 years.
9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”) for the Company’s common stock for the three months ended March 31, 2021 and 2020, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$20,486	$19,325
Less: Net income allocated to participating securities	(119)	(75)
Numerator for basic and diluted earnings available to common stockholders	$20,367	$19,250
Denominator:
Weighted-average basic common shares outstanding	95,378	95,161
Weighted-average diluted common shares outstanding	95,385	95,161

Earnings per common share, basic	$0.21	$0.20
Earnings per common share, diluted	$0.21	$0.20
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three months ended March 31, 2021 and 2020, when their inclusion would have been anti-dilutive.
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and The Pennant Group, Inc. (“Pennant”), the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, subject to approval by the Company, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of March 31, 2021, the Company had committed to fund certain capital improvements at certain triple-net leased facilities totaling $14.1 million, of which $13.1 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Major operator concentrations – As of March 31, 2021, Ensign leased 89 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 9,551 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties by rental revenues as of March 31, 2021 are Texas, California, Arizona and Utah. During both the three months ended March 31, 2021 and 2020, Ensign represented 32% of the Company’s rental income, exclusive of operating expense reimbursements.
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
As of March 31, 2021, Priority Management Group (“PMG”) leased 15 skilled nursing and campus facilities which had a total of 2,144 beds and units, and are located in Louisiana and Texas. During both the three months ended March 31, 2021 and 2020, PMG represented 16% of the Company’s rental income, exclusive of operating expense reimbursements.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Recent Acquisition
In April 2021, the Company acquired one skilled nursing facility with the Company’s existing tenant Bayshire, LLC (“Bayshire”). The amended lease with Bayshire has a remaining term of approximately 13 years. The purchase price for the facility was approximately $9.7 million, which includes an estimated purchase price and capitalized acquisition costs. The estimated contractual initial annual cash rent from the acquisition is approximately $0.8 million and increases to $0.9 million in the second year with CPI-based annual escalators thereafter. The acquisition was funded using cash on hand.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the COVID-19 pandemic and the measures taken to prevent its spread and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of March 31, 2021, we owned and leased to independent operators, 222 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 23,222 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of March 31, 2021, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant). We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include other skilled nursing operators, as well as seniors housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Recent Developments

COVID-19 Update
The COVID-19 pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although most of these governmental restrictions have since been lifted or scaled back, resurgences of COVID-19 and the emergence of new variants thereof have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures and other regulatory requirements. To help offset these costs as well as occupancy declines, various relief programs have been enacted by the government, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which have provided, and we expect will continue to provide some benefits to our tenants subject to the programs’ respective terms and conditions (the “Provider Relief Funds”). The estimated federal and state COVID-19-related relief approved, received and retained to date by our operators, as reported by our operators, is approximately $166.1 million. At March 31, 2021, two of our operators who have received Provider Relief Funds have disclosed that they have returned, or plan to return, all or a portion of the Provider Relief Funds issued to them.
At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, during which we began to see a decline, and occupancy levels declined further in the first quarter of 2021. Occupancy levels at our skilled nursing facilities (“SNFs”), which declined at the onset of the COVID-19 pandemic and continued to decline during the remainder of 2020, started to stabilize during the first quarter of 2021 compared to occupancy levels in the fourth quarter of 2020. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, overall skilled mix increased in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy. However, the skilled mix in our SNFs during the three months ended March 31, 2021 was lower than the peak level seen in December 2020, and we anticipate that skilled mix in our SNFs will decline as cases of COVID-19 decline.
The higher operating costs affecting our tenants, and the impact of lower occupancy levels, have adversely impacted and may continue to adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. While we have not seen a need to grant any rent relief to any tenant to date, future adverse changes to tenants’ operating fundamentals, or a reduction in or discontinuation of government support, could change our expectations. Approximately 100.0% of our contractual rent obligations due for both the first quarter of 2021 and April 2021 have been collected from our tenants.

Recently, a number of COVID-19 vaccines were provided emergency use authorization. As of May 6, 2021, based on information provided by operators who have reported such information to us, the majority of our operators’ residents have been fully vaccinated, while less than half of such operators’ staff have received the first dose.
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

Sale of Real Estate
On February 1, 2021, we closed on the sale of one skilled nursing facility consisting of 90 beds located in Washington with a carrying value of $7.2 million, for net sales proceeds of $7.0 million. We recorded a loss of $0.2 million in connection with the sale. The facility was classified as held for sale as of December 31, 2020.

Recent Investments
From January 1, 2021 through May 6, 2021, we acquired 2 skilled nursing facilities and 4 multi-service campuses for approximately $151.2 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $10.9 million and an initial blended yield of approximately 7.2%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

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
There was no Prior ATM Program or New ATM Program activity for the three months ended March 31, 2020. The following table summarizes the New ATM Program activity for the three months ended March 31, 2021 (in thousands, except per share amounts).

For the Three Months Ended
March 31, 2021
Number of shares	702
Average sales price per share	$23.62
Gross proceeds(1)	$16,579
(1) Total gross proceeds is before $0.2 million of commissions paid to the sales agents during the three months ended March 31, 2021 under the New ATM Program.
As of March 31, 2021, the Company had $483.4 million available for future issuances under the New ATM Program.

Results of Operations
Operating Results
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2021	2020
	(dollars in thousands)
Revenues:
Rental income	$45,246	$42,464	$2,782	7%
Independent living facilities	—	625	(625)	(100)%
Interest and other income	505	1,251	(746)	(60)%
Expenses:
Depreciation and amortization	13,473	13,160	313	2%
Interest expense	5,762	6,714	(952)	(14)%
Property taxes	696	485	211	44%
Independent living facilities	—	546	(546)	(100)%
General and administrative	5,142	4,054	1,088	27%
Other loss:
Loss on sale of real estate	(192)	(56)	(136)	243%

Rental income. The $2.8 million, or 7%, increase in rental income is primarily due to a $2.3 million increase in rental income from real estate investments made after January 1, 2020, $0.8 million from contractual increases in rental rates for our existing tenants, a $0.3 million increase in cash rents due to lease amendments and $0.1 million of lease termination revenue, partially offset by a $0.6 million decrease in rental income due to the disposal of assets in February 2020 and February 2021 and a $0.1 million decrease in tenant reimbursements.
Independent living facilities. The $0.6 million, or 100%, decrease in revenues from our ILFs was due to the sale of our one remaining ILF to a third party in November 2020. The $0.5 million, or 100%, decrease in expenses was for the same reasons indicated for the decrease in revenues.
Interest and other income. The $0.7 million, or 60%, decrease in interest and other income was primarily due to a decrease in interest income of $1.2 million due to the repayment of mortgage loans and other loans receivable primarily by Manteca in May 2020, CommuniCare in May 2020 and Cascade in July 2020, partially offset by approximately $0.5 million of interest income related to our mezzanine loan to Next VA Star Realty Holdings, LLC originated in November 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $0.3 million, or 2%, increase in depreciation and amortization was primarily due to an increase in depreciation and amortization of $0.7 million related to new real estate investments made after January 1, 2020, partially offset by $0.3 million due to assets becoming fully depreciated after January 1, 2020 and $0.1 million of depreciation related to the disposal of assets.
Interest expense. The $1.0 million, or 14%, decrease in interest expense was primarily due to lower weighted average interest rates, partially offset by a higher weighted average debt balance of approximately $23.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Property taxes. The $0.2 million, or 44%, increase was primarily due to a $0.3 million decline in property taxes realized upon disposition of assets in February 2020 and the transfer of certain properties to new operators in January 2021 that do not make direct tax payments, partially offset by a decrease of $0.1 million of property taxes due to annual reassessments and decreased effective tax rates.
General and administrative expense. The $1.1 million, or 27%, increase was primarily related to higher stock compensation expense of $0.7 million, higher cash wages of $0.2 million, increased professional service fees of $0.1 million and $0.1 million of other general and administrative expense compared to the prior period.

Loss on sale of real estate. During the three months ended March 31, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one skilled nursing facility. During the three months ended March 31, 2020, we recorded a $0.1 million loss on sale of real estate related to the sale of six skilled nursing facilities.
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
As of March 31, 2021, we had cash and cash equivalents of $30.5 million.
During the three months ended March 31, 2021, we sold 702,000 shares of common stock under our New ATM Program for gross proceeds of $16.6 million. As of March 31, 2021, we had $483.4 million available for future issuances under the New ATM Program.
As of March 31, 2021, we also had $170.0 million in borrowings outstanding and $430.0 million of availability remaining under the Revolving Facility (as defined below). We believe that our available cash, expected operating cash flows, and the availability under the New ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and projected dividend payments for at least the next twelve months.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020

Net cash provided by operating activities	$33,949	$36,518
Net cash used in investing activities	(133,300)	(24,300)
Net cash provided by (used in) financing activities	110,901	(8,608)
Net increase in cash and cash equivalents	11,550	3,610
Cash and cash equivalents, beginning of period	18,919	20,327
Cash and cash equivalents, end of period	$30,469	$23,937
Net cash provided by operating activities decreased $2.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease of $2.1 million in interest and other income due to the repayments of our preferred equity investment, mortgages and other loans, a change in operating assets and liabilities of $1.4 million, an increase of $0.4 million in cash paid for general and administrative expenses, a decrease of $0.1 million in net operating income from our previously owned ILF, partially offset by a decrease of $1.0 million in interest paid on outstanding indebtedness due to lower weighted average interest rates, partially offset by a higher weighted average debt balance and a $0.4 million net increase in cash rent.
Cash used in investing activities for the three months ended March 31, 2021 was primarily comprised of $138.9 million in acquisitions of real estate and investments in other loans, $1.3 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $6.8 million in net proceeds from real estate sales and $0.1 million of payments received from other loans receivable. Cash used in investing activities for the three months ended March 31, 2020 was primarily comprised of $27.0 million in acquisitions of real estate and investments in real estate mortgage loans and $2.4 million of purchases of equipment, furniture and fixtures and improvements to real estate partially offset by $3.0 million of payments received from our preferred equity investment and mortgage and other loans receivable and $2.1 million in net proceeds from real estate sales.
Our cash flows provided by financing activities for the three months ended March 31, 2021 were primarily comprised of $120.0 million in borrowings under our Amended Credit Facility (as defined below), $16.2 million of net proceeds from the issuance of common stock, partially offset by $24.0 million in dividends paid and $1.3 million net settlement adjustment on restricted stock. Our cash flows used in financing activities for the three months ended March 31, 2020 were primarily comprised of $21.5 million in dividends paid and a $2.0 million net settlement adjustment on restricted stock, partially offset by $15.0 million in net borrowings under our Amended Credit Facility.
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
As of June 1, 2020, the Issuers may redeem the Notes any time at the redemption prices set forth in the indenture. As of March 31, 2021, the Issuers have not elected to redeem any of the Notes. If certain changes of control of CareTrust REIT occur, holders of the Notes will have the right to require the Issuers to repurchase their Notes at 101% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
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
The assets and liabilities and results of operations of the combined guarantors (the Parent Guarantor and the Subsidiary Guarantors) and the Issuers of the Notes are not materially different than the corresponding amounts presented in our condensed consolidated financial statements.
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
As of March 31, 2021, we were in compliance with all applicable financial covenants under the indenture.
Unsecured Revolving Credit Facility and Term Loan
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and, together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the Revolving Facility is subject to no default or event of default under the Amended Credit Agreement having occurred at the time of borrowing. The proceeds of the Term Loan were used, in part, to repay in full all outstanding borrowings under our prior term loan and revolving facility under our prior credit agreement. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2021, we had $200.0 million outstanding under the Term Loan and $170.0 million outstanding under the Revolving Facility.
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
As of March 31, 2021, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
Senior unsecured notes payable (1)	$370,875	$15,750	$31,500	$323,625	$—
Senior unsecured term loan (2)	215,888	3,274	6,539	206,075	—
Unsecured revolving credit facility (3)	175,584	3,005	172,579	—	—
Operating leases	3,727	263	284	104	3,076
Total	$766,074	$22,292	$210,902	$529,804	$3,076

(1)Amounts include interest payments of $70.9 million.
(2)Amounts include interest payments of $15.9 million.
(3)Amounts include payments related to the credit facility fee of $1.7 million and interest payments of $3.9 million.
Capital Expenditures
Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, subject to approval by us, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of March 31, 2021, we had committed to fund certain capital improvements at certain triple-net leased facilities totaling $14.1 million, of which $13.1 million is subject to rent increase at the time of funding. We expect the majority of the funding of these commitments to be completed over the next one to two years.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 10, 2021, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving

Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of March 31, 2021, we had a $200.0 million Term Loan outstanding and had $170.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, it appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. When LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of March 31, 2021 described above and the interest rates applicable to our outstanding debt at March 31, 2021, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $0.9 million for the three months ended March 31, 2021.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2021, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2021 are as shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31, 2021	2,226	$22.46
February 1 - February 28, 2021	54,544	23.48
March 1 - March 31, 2021	—	—
Total	56,770	$23.44
On March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended March 31, 2021 and $150.0 million remains available for the repurchase of shares of our common stock under the Repurchase Program as of March 31, 2021. The Repurchase Program may be modified, discontinued or suspended at any time.

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

CareTrust REIT, Inc.
May 6, 2021	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
Chief Executive Officer (duly authorized officer)

May 6, 2021	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)