Form 10-Q
period 2021-06-30
CareTrust REIT, Inc.
filed 2021-08-05
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 4, 2021, there were 97,035,096 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets:
Real estate investments, net	$1,575,403	$1,448,099
Other real estate investments	15,150	15,000
Assets held for sale, net	—	7,226
Cash and cash equivalents	1,771	18,919
Restricted cash	309,187	—
Accounts and other receivables	1,786	1,823
Prepaid expenses and other assets, net	7,570	10,450
Deferred financing costs, net	1,552	2,042
Total assets	$1,912,419	$1,503,559
Liabilities and Equity:
Senior unsecured notes payable, net	$690,890	$296,669
Senior unsecured term loan, net	199,031	198,925
Unsecured revolving credit facility	50,000	50,000
Accounts payable and accrued liabilities	16,804	19,572
Dividends payable	26,085	24,251
Total liabilities	982,810	589,417
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 96,296,673 and 95,215,797 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	963	952
Additional paid-in capital	1,189,402	1,164,402
Cumulative distributions in excess of earnings	(260,756)	(251,212)
Total equity	929,609	914,142
Total liabilities and equity	$1,912,419	$1,503,559

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$47,744	$42,507	$92,990	$84,971
Independent living facilities	—	615	—	1,240
Interest and other income	514	1,046	1,019	2,297
Total revenues	48,258	44,168	94,009	88,508
Expenses:
Depreciation and amortization	13,843	13,239	27,316	26,399
Interest expense	6,534	5,849	12,296	12,563
Property taxes	766	837	1,462	1,322
Independent living facilities	—	546	—	1,092
General and administrative	5,798	4,762	10,940	8,816
Total expenses	26,941	25,233	52,014	50,192
Other loss:
Loss on sale of real estate	—	—	(192)	(56)
Net income	$21,317	$18,935	$41,803	$38,260
Earnings per common share:
Basic	$0.22	$0.20	$0.43	$0.40
Diluted	$0.22	$0.20	$0.43	$0.40
Weighted-average number of common shares:
Basic	96,082	95,208	95,732	95,185
Diluted	96,120	95,208	95,755	95,185

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2021	95,215,797	$952	$1,164,402	$(251,212)	$914,142
Issuance of common stock, net	702,000	7	16,184	—	16,191
Vesting of restricted common stock, net of shares withheld for employee taxes	63,265	1	(1,331)	—	(1,330)
Amortization of stock-based compensation	—	—	1,585	—	1,585
Common dividends ($0.265 per share)	—	—	—	(25,633)	(25,633)
Net income	—	—	—	20,486	20,486
Balance at March 31, 2021	95,981,062	$960	$1,180,840	$(256,359)	$925,441
Issuance of common stock, net	288,000	3	6,752	—	6,755
Vesting of restricted common stock, net of shares withheld for employee taxes	27,611	—	—	—	—
Amortization of stock-based compensation	—	—	1,810	—	1,810
Common dividends ($0.265 per share)	—	—	—	(25,714)	(25,714)
Net income	—	—	—	21,317	21,317
Balance at June 30, 2021	96,296,673	$963	$1,189,402	$(260,756)	$929,609

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$41,803	$38,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	27,345	26,428
Amortization of deferred financing costs	1,012	975
Amortization of stock-based compensation	3,395	1,847
Straight-line rental income	(20)	(48)
Loss on sale of real estate	192	56
Interest income distribution from other real estate investment	—	1,346
Change in operating assets and liabilities:
Accounts and other receivables	(93)	806
Prepaid expenses and other assets, net	88	528
Accounts payable and accrued liabilities	(3,165)	(2,256)
Net cash provided by operating activities	70,557	67,942
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(147,807)	(25,905)
Purchases of equipment, furniture and fixtures and improvements to real estate	(3,463)	(6,234)
Investment in real estate mortgage and other loans receivable	(700)	(13,958)
Principal payments received on real estate mortgage and other loans receivable	113	66,961
Repayment of other real estate investment	—	2,327
Net proceeds from sales of real estate	6,814	2,134
Net cash (used in) provided by investing activities	(145,043)	25,325
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	22,946	(404)
Proceeds from the issuance of senior unsecured notes payable	400,000	—
Borrowings under unsecured revolving credit facility	170,000	15,000
Payments on unsecured revolving credit facility	(170,000)	(75,000)
Payments of deferred financing costs	(5,577)	—
Net-settle adjustment on restricted stock	(1,331)	(1,986)
Dividends paid on common stock	(49,513)	(45,406)
Net cash provided by (used in) financing activities	366,525	(107,796)
Net increase (decrease) in cash, cash equivalents, and restricted cash	292,039	(14,529)
Cash, cash equivalents, and restricted cash as of the beginning of period	18,919	20,327
Cash, cash equivalents, and restricted cash as of the end of period	$310,958	$5,798
Supplemental disclosures of cash flow information:
Interest paid	$10,664	$11,586
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$1,834	$2,456
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$599
Increased in deferred financing costs payable	$618	$—
Transfer of pre-acquisition costs to acquired assets	$358	$167
Sale of real estate settled with note receivable	$—	$32,400

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2021, the Company owned and leased to independent operators, 223 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 23,301 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2021, the Company also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
COVID-19—The COVID-19 pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although most of these governmental restrictions have since been lifted or scaled back, resurgences of COVID-19 and the emergence of new variants thereof have resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, the Company’s business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
The duration and extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance, and the operational and financial performance of the Company’s tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the rate of public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants, resurgences of COVID-19 and, in particular, new and more contagious and/or vaccine resistant variants, actions taken to contain the spread of COVID-19 and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition could be material.

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
Restricted Cash—The Company presents cash and cash equivalents separately from restricted cash within the Company’s condensed consolidated balance sheets. The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. The Company provides a reconciliation between the balance sheets and statements of cash flows, as required when the balance includes more than one line item for cash, cash equivalents, and restricted cash. The Company also provides a disclosure of the nature of the restrictions related to material restricted cash balances.
As of June 30, 2021, the Company had $309.2 million in restricted cash related to the cash deposited with the trustee to pay the redemption price of the $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were redeemed on July 1, 2021. See Note 6, Debt, and Note 12, Subsequent Events, for further detail.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,771	$18,919
Restricted cash	309,187	—
Cash, cash equivalents and restricted cash	$310,958	$18,919
 Recent Accounting Pronouncements— In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). For U.S. Dollar LIBOR, the overnight, one-month, three-month, six-month and one-year LIBOR rates will be discontinued in June 2023, while other U.S. Dollar LIBOR rates will be discontinued at the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company is still evaluating the impact of ASU 2020-04 and expects to take full advantage of the offered optional expedients and exceptions, but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Land	$244,740	$205,356
Buildings and improvements	1,588,961	1,477,849
Integral equipment, furniture and fixtures	101,441	97,836
Identified intangible assets	2,658	2,352
Real estate investments	1,937,800	1,783,393
Accumulated depreciation and amortization	(362,397)	(335,294)
Real estate investments, net	$1,575,403	$1,448,099
As of June 30, 2021, all 223 of the Company’s facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2021, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, were (dollars in thousands):

Year	Amount
2021 (six months)	$93,754
2022	188,644
2023	188,438
2024	187,091
2025	187,062
2026	187,166
Thereafter	1,020,115
Total	$2,052,270
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Next Option Open Date	Option Type(1)	Current Cash Rent(2)
ALF	7	October 2034	1/1/2022	A	$3,282
SNF	11	November 2030	1/1/2022	C	4,800
SNF	1	March 2029	4/1/2022	B / C(3)	779
SNF / Campus	2	October 2032	1/1/2023	B	959
SNF	4	November 2034	12/1/2024	B	3,789
ALF	2	October 2034	1/1/2026	A	1,559
(1) Option type includes:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of June 30, 2021.
(3) Purchase option reflects two option types.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rental Income	2021	2020	2021	2020
Contractual rent due(1)	$47,736	$42,485	$92,907	$84,923
Straight-line rent	8	22	20	48
Lease termination revenue(2)	—	—	63	—
Total	$47,744	$42,507	$92,990	$84,971
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received.
(2) During the six months ended June 30, 2021, in connection with the agreement to terminate its lease agreements with affiliates of Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third-party, the Company received $0.1 million from Metron affiliates.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the six months ended June 30, 2021 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent		Number of Properties	Number of Beds/Units(2)
Skilled nursing	$25,457	$2,295	(4)	2	268
Multi-service campuses(3)	125,708	8,604		4	640
Total	$151,165	$10,899		6	908
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
(3) Initial annual cash rent represents the first twelve months of rent upon commencement of the Company’s long-term net leases, which occurred during the three months ended June 30, 2021, upon the tenants’ receipt of licensing approval and increases to $9.4 million in the second year with CPI-based annual escalators thereafter.
(4) Included within initial annual cash rent is approximately $0.8 million of initial rent which is subject to a fixed escalator in the first twelve months and increases to $0.9 million in the second year with CPI-based annual escalators thereafter.

Asset Sales and Assets Held for Sale
As of June 30, 2021, there were no assets classified as held for sale. During the fourth quarter of 2020, the Company met the criteria to classify one skilled nursing facility operated by affiliates of Five Oaks Healthcare, LLC as held for sale. Assets held for sale include the net book value of property the Company plans to sell within the next year. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale. On February 1, 2021, the Company closed on the sale of the one skilled nursing facility consisting of 90 beds located in Washington with a carrying value of $7.2 million, for net sales proceeds of $7.0 million. During the six months ended June 30, 2021, the Company recorded a loss of $0.2 million in connection with the sale.
On February 14, 2020, the Company closed on the sale of six skilled nursing facilities formerly operated by affiliates of Metron. In connection with the sale for $36.0 million, the Company received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million. The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, the Company recognized a loss of approximately $0.1 million during the three months ended March 31, 2020. In April 2020, the mortgage loan was settled with $18.9 million in cash and a new mortgage loan for $13.9 million. In July 2020, the Company received prepayment in full, including accrued interest, for the new $13.9 million mortgage loan. See Note 4, Other Real Estate Investments, Net, for further detail on the mortgage loan.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Lease Amendments
Five Oaks Lease Termination and Amended Ensign Master Lease. On June 1, 2021, operating affiliates of The Ensign Group, Inc. (“Ensign”) acquired certain operations and assets of Five Oaks Healthcare, LLC (“Five Oaks”) under an agreement with Five Oaks. The agreement granted Ensign the right to occupy and operate four of the Company’s skilled nursing facilities in Washington that were previously being operated by Five Oaks. In conjunction with consenting to the transfer, the Company terminated the existing Five Oaks master lease, and amended and extended the term of an existing triple-net master lease with Ensign to include the four skilled nursing facilities. The Ensign lease, as amended, has a remaining term of approximately 15 years, with three five-year renewal options and CPI-based rent escalators. Annual cash rent under the terminated Five Oaks master lease was approximately $2.6 million, and annual cash rent under the amended Ensign lease increased by the same amount.
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

4. OTHER REAL ESTATE INVESTMENTS, NET
Mezzanine Loan Receivable—In November 2020, the Company provided Next VA Star Realty Holdings, LLC a mezzanine loan for nine skilled nursing facilities secured by membership interests in affiliates of Next VA Star Realty Holdings, LLC for approximately $15.0 million, at an annual interest rate of 12%. The loan requires monthly interest payments, is set to mature on November 30, 2025, and may (subject to certain restrictions) be prepaid before the maturity date if paid in full and for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). During the three and six months ended June 30, 2021, the Company recognized $0.4 million and $0.9 million, respectively, of interest income related to its mezzanine loan.
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
In February 2020, the Company provided subsidiaries of Cascade a $32.4 million loan secured by mortgages on the six skilled nursing facilities formerly operated by affiliates of Metron and sold to Cascade in February 2020, as discussed in Note 3, Real Estate Investments, Net. The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between the Company and a third-party institutional lender as co-lenders, pursuant to which the Company received $18.9 million in cash and a new mortgage loan for $13.9 million. The new mortgage loan with Cascade was secured by the same six skilled nursing facilities purchased by Cascade and was for a combined principal amount of $33.9 million, with the Company’s $13.9 million portion of the indebtedness initially bearing interest at a variable rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

new mortgage loan had a maturity date of April 29, 2022 and included two six-month extension options. In July 2020, prepayment for the mortgage loan of $13.9 million and accrued interest was received in full by the Company.
As of June 30, 2021, the Company had no mortgage loan receivables.
During both the three and six months ended June 30, 2021, the Company recognized no interest income related to mortgage loans. During the three and six months ended June 30, 2020, the Company recognized $0.9 million and $2.0 million of interest income, respectively, related to its mortgage loans. During the three and six months ended June 30, 2021, the Company recognized less than $0.1 million and $0.1 million of interest income, respectively, related to its other loans receivable. During the three and six months ended June 30, 2020, the Company recognized $0.1 million and $0.2 million of interest income, respectively, related to its other loans receivable.
Preferred Equity Investments—In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, the Company obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up during the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, inclusive of transaction costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million, of which less than $0.1 million was recognized as interest income during the six months ended June 30, 2020. The Company did not recognize any interest income during the three months ended June 30, 2020 or the three and six months ended June 30, 2021 related to preferred equity investments. As of June 30, 2021, the Company had no preferred equity investments.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,150	$15,150

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Assets:
Mezzanine loan receivable	$—	$—	$15,000	$15,000

Mezzanine loan receivable: The fair value of the mezzanine loan receivable was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies the instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. Future changes in market interest rates could materially impact the estimated discounted cash flows. As of June 30, 2021 and December 31, 2020, the Company did not have any loans that were 90 days or more past due.
For the three and six months ended June 30, 2021, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 using Level 2 inputs for the Notes (as defined in Note 6, Debt, below), is as follows (dollars in thousands):

		June 30, 2021			December 31, 2020
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
2028 Senior unsecured notes payable	2	$400,000	$393,842	$410,000	$—	$—	$—
2025 Senior unsecured notes payable(1)	2	300,000	297,048	307,875	300,000	296,669	311,430
(1) The $300.0 million aggregate principal amount of the 2025 Notes were redeemed on July 1, 2021. See Note 12, Subsequent Events, for further detail.

Cash and cash equivalents, restricted cash, accounts and other receivables, other loans receivable, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.

Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021			December 31, 2020
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
2028 Senior unsecured notes payable	$400,000	$(6,158)	$393,842	$—	$—	$—
2025 Senior unsecured notes payable	300,000	(2,952)	297,048	300,000	(3,331)	296,669
Senior unsecured term loan	200,000	(969)	199,031	200,000	(1,075)	198,925
Unsecured revolving credit facility	50,000	—	50,000	50,000	—	50,000
	$950,000	$(10,079)	$939,921	$550,000	$(4,406)	$545,594

Senior Unsecured Notes Payable
2025 Senior Notes. On May 10, 2017, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025. The 2025 Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The 2025 Notes were scheduled to mature on June 1, 2025 and bore interest at a rate of 5.25% per year. Interest on the 2025 Notes was payable on June 1 and December 1 of each year. On July 1, 2021, the Issuers redeemed all $300.0 million aggregate principal amount of the 2025 Notes. See Note 12, Subsequent Events, for additional information.
2028 Senior Notes. On June 17, 2021, the Issuers completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were issued at par, resulting in gross proceeds of $400.0 million and net proceeds of approximately $393.8 million after deducting underwriting fees and other offering expenses. The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021.
The Issuers may redeem some or all of the Notes at any time prior to March 30, 2028 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date, plus a “make-whole” premium. At any time on or after March 30, 2028, the Issuers may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued interest on the Notes, if any, to, but not including, the redemption date. In addition, at any time on or prior to June 30, 2024, up to 40% of the aggregate principal amount of the Notes may be redeemed with the net proceeds of certain equity offerings at a redemption price of 103.875% of the aggregate principal amount of Notes to be redeemed plus accrued and unpaid interest on the Notes, if any, to, but not including, the redemption date. If certain changes of control of the Company occur, the Issuers will be required to make an offer to holders of the Notes to repurchase their Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and all of CareTrust’s existing and future subsidiaries (other than the Issuers) that guarantee obligations under the Amended Credit Facility (as defined below); provided, however, that such guarantees are subject to automatic release under certain customary circumstances.
The indenture governing the Notes contains customary covenants such as limiting the ability of the Company and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. The indenture governing the Notes also requires the Company and its restricted subsidiaries to maintain a specified ratio of unencumbered

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture governing the Notes also contains customary events of default.
As of June 30, 2021, the Company was in compliance with all applicable financial covenants under the indenture governing the 2025 Notes and the indenture governing the Notes.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2021, the Operating Partnership had $200.0 million outstanding under the Term Loan and $50.0 million of borrowings outstanding under the Revolving Facility. Subsequent to June 30, 2021, the Operating Partnership borrowed an additional $50.0 million under the Revolving Facility. See Note 12, Subsequent Events for additional information.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2021, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

7. EQUITY
Common Stock
At-The-Market Offering—On March 10, 2020, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the ATM Program, the Company’s “at-the-market” equity offering program pursuant to the Company’s prior equity distribution agreement, dated as of March 4, 2019, was terminated (the “Prior ATM Program”).
There was no Prior ATM Program or ATM Program activity for the three and six months ended June 30, 2020. The following table summarizes the ATM Program activity for the three and six months ended June 30, 2021 (in thousands, except per share amounts).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Number of shares	288	990
Average sales price per share	$24.05	$23.74
Gross proceeds(1)	$6,926	$23,505
(1) Total gross proceeds is before $0.1 million and $0.3 million of commissions paid to the sales agents during the three and six months ended June 30, 2021, respectively, under the ATM Program.
As of June 30, 2021, the Company had $476.5 million available for future issuances under the ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the three and six months ended June 30, 2021 and 2020. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first six months of 2021 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2021	June 30, 2021
Dividends declared per share	$0.265	$0.265
Dividends payment date	April 15, 2021	July 15, 2021
Dividends payable as of record date	$25,633	$25,714
Dividends record date	March 31, 2021	June 30, 2021

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
Restricted Stock Awards—In connection with the separation of the healthcare business and real estate business of Ensign into two separate and independent publicly traded companies (the “Spin-Off”) on June 1, 2014, employees of Ensign

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares were subject to a time vesting provision only and the Company did not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2020, 1,760 shares were forfeited. At June 30, 2021, there were no unvested restricted stock awards outstanding.
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
In January 2021, the Compensation Committee granted 108,414 performance stock awards to officers. Each share had a fair market value on the date of grant of $22.48 per share, based on the closing market price of the Company’s common stock on that date. Performance stock awards are subject to both time and performance based conditions and vest over a one-to three-year period. The amount of such performance awards that will ultimately vest is dependent on the Company’s Normalized Funds from Operations per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period.
Additionally, in February 2021, the Compensation Committee granted 99,189 performance stock awards to officers. Each share had an estimated fair market value on the date of grant of $27.98 per share. Performance stock awards are subject to both time and performance based conditions and cliff vest after a three-year period. The amount of such performance awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of 16 other publicly traded healthcare REITs and will range from 0% to 200% of the TSR awards initially granted. Compensation expense for awards with performance-based vesting conditions is recognized based upon the grant date fair value per share multiplied by the estimated number of performance stock awards to be earned after considering the Company’s expectation of future performance and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur.
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

Risk-free interest rate	0.27%
Expected stock price volatility	52.93%
Expected service period	2.84 years
Expected dividend yield (assuming full reinvestment)	—%
In April 2021, the Compensation Committee granted 20,266 shares of restricted stock to non-employee members of the Board of Directors. Each share had a fair market value on the date of grant of $24.18 per share, based on the closing market price of the Company’s common stock on that date, and the shares vest in full on the earlier to occur of April 30, 2022 or the Company’s 2022 Annual Meeting of Stockholders.
The following table summarizes the stock-based compensation expense recognized during the periods presented (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$1,810	$963	$3,395	$1,847
As of June 30, 2021, there was $13.2 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.2 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2021 and 2020, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$21,317	$18,935	$41,803	$38,260
Less: Net income allocated to participating securities	(116)	(75)	(234)	(148)
Numerator for basic and diluted earnings available to common stockholders	$21,201	$18,860	$41,569	$38,112
Denominator:
Weighted-average basic common shares outstanding	96,082	95,208	95,732	95,185
Dilutive market condition stock awards	38	—	23	—
Weighted-average diluted common shares outstanding	96,120	95,208	95,755	95,185

Earnings per common share, basic	$0.22	$0.20	$0.43	$0.40
Earnings per common share, diluted	$0.22	$0.20	$0.43	$0.40
The Company’s unvested restricted shares associated with its incentive award plan and unvested restricted shares issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and six months ended June 30, 2021 and 2020, as applicable, when their inclusion would have been anti-dilutive.
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and The Pennant Group, Inc. (“Pennant”), the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, subject to approval by the Company, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of June 30, 2021, the Company had committed to fund certain capital improvements at certain triple-net leased facilities totaling $13.1 million, of which $11.6 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Major operator concentrations – As of June 30, 2021, Ensign leased 93 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 9,907 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties by rental revenues as of June 30, 2021 are Texas, California, Arizona and Utah. During the three and six months ended June 30, 2021, Ensign represented 31% and 32%, respectively, of the Company’s rental income,

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

exclusive of operating expense reimbursements. During both the three and six months ended June 30, 2020, Ensign represented 32% of the Company’s rental income, exclusive of operating expense reimbursements.
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
As of June 30, 2021, Priority Management Group (“PMG”) leased 15 skilled nursing and campus facilities which had a total of 2,144 beds and units, and are located in Louisiana and Texas. During both the three and six months ended June 30, 2021, PMG represented 15% of the Company’s rental income, exclusive of operating expense reimbursements. During both the three and six months ended June 30, 2020, PMG represented 17% of the Company’s rental income, exclusive of operating expense reimbursements.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Senior Unsecured Notes Payable
On July 1, 2021 (the “Redemption Date”), the Issuers redeemed all $300.0 million aggregate principal amount of the 2025 Notes at a redemption price equal to 102.625% of the principal amount of the 2025 Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date. During the third quarter of 2021, the Company recorded a loss on the extinguishment of debt of $10.8 million, including a prepayment penalty of approximately $7.9 million and an approximately $2.9 million write-off of deferred financing costs associated with the redemption of the 2025 Notes.
Recent Acquisition and Amended Lease Agreement
In August 2021, the Company acquired two skilled nursing facilities for approximately $32.5 million, which includes estimated capitalized acquisition costs. The facilities were leased to affiliates of Ensign. In conjunction with the acquisition of the two facilities, the Company amended and extended the initial term of an existing triple-net master lease with Ensign to include the two skilled nursing facilities. The Ensign lease, as amended, has a remaining initial term of approximately 17 years, with three five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.2 million, with GAAP rent increasing by $2.5 million due to a $5.0 million prepayment of rent made at closing, which will be amortized on a straight-line basis over the remaining lease term. The Operating Partnership drew on the Revolving Facility to fund the acquisition.
Asset Held for Sale
In August 2021, the Company met the held for sale criteria on one assisted living facility operated by affiliates of Noble Senior Services, and is in the process of estimating its fair value, which is expected to be below the net carrying value of $4.9 million. The associated impairment loss is expected to be recorded in the quarter ending September 30, 2021.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the COVID-19 pandemic, including the risk of additional surges of COVID-19 infections due to the rate of public acceptance and efficacy of COVID-19 vaccines or to new and more contagious and/or vaccine resistant variants, and the measures taken to prevent the spread of COVID-19 and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of June 30, 2021, we owned and leased to independent operators, 223 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 23,301 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2021, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant). We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Recent Developments

COVID-19 Update
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures and other regulatory requirements. To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which have provided, and we expect will continue to provide some benefits to our tenants subject to the programs’ respective terms and conditions (the “Provider Relief Funds”). The estimated federal and state relief approved, received and retained to date by our operators, as reported by our operators, is approximately $132.2 million. At June 30, 2021, two of our operators who received Provider Relief Funds have disclosed that they have returned all or a portion of the Provider Relief Funds issued to them.
At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, during which we began to see a decline, and occupancy levels declined further in the second quarter of 2021. Occupancy levels at our skilled nursing facilities (“SNFs”), which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, have been on a steady incline since February 2021 and continued to increase through the second quarter of 2021. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, overall skilled mix remained slightly elevated in the three months ended June 30, 2021 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy. However, the skilled mix in our SNFs during the three months ended June 30, 2021 was lower than the peak level seen in December 2020, and we anticipate that skilled mix in our SNFs will continue to decline as cases of COVID-19 decline.
The higher operating costs affecting our tenants, and the impact of lower occupancy levels, have adversely impacted and may continue to adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. Provider Relief Funds not being made available to our seniors housing facilities has also impacted some of our tenants’ ability to continue to meet some of their financial obligations, as they continue to experience lower occupancy levels and higher operating costs. Subsequent to the quarter ended June 30, 2021, one seniors housing operator failed to pay rent for July and proposed a rent deferral for the months of July, August and a portion of September under a plan that would bring all rent deferrals current by the end of 2021. We are currently considering their request. Approximately 100.0% of our contractual rent obligations due for the second quarter of 2021, and approximately 96.2% due for July 2021, have been collected from our tenants before considering any cash deposits on-hand from which we may offset any shortfalls in rent received.
A number of COVID-19 vaccines were issued emergency use authorization by the United States Food and Drug Administration. As of August 5, 2021, based on information provided by operators who have reported such information to us, almost three-quarters of our operators’ residents have been fully vaccinated, while almost half of such operators’ staff have received at least one dose.

The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the rate of public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants, resurgences of COVID-19 and, in particular, new and more contagious and/or vaccine resistant variants, actions taken to contain the spread of COVID-19 and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.
Senior Notes Issuance and Redemption
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”) completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). See Note 12, Subsequent Events, for additional information. The aggregate net proceeds from the sale of the Notes were approximately $393.8 million after deducting underwriting fees and other offering expenses. We used a portion of the net proceeds from the sale of the Notes to redeem all of the Issuers’ outstanding 5.25% Senior Notes due 2025 (the “2025 Notes”) and the remaining proceeds to repay a portion of the borrowings outstanding under our Revolving Facility (as defined below).
On July 1, 2021 (the “Redemption Date”), the Issuers redeemed all $300.0 million aggregate principal amount of their outstanding 2025 Notes. The 2025 Notes were redeemed at a redemption price equal to 102.625% of the principal amount of the 2025 Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date.

Sale of Real Estate and Asset Held for Sale
On February 1, 2021, we closed on the sale of one skilled nursing facility consisting of 90 beds located in Washington with a carrying value of $7.2 million, for net sales proceeds of $7.0 million. We recorded a loss of $0.2 million in connection with the sale. The facility was classified as held for sale as of December 31, 2020.
In August 2021, we met the held for sale criteria on one assisted living facility operated by affiliates of Noble Senior Services, and are in the process of estimating its fair value, which is expected to be below the net carrying value of $4.9 million. The associated impairment loss is expected to be recorded in the quarter ending September 30, 2021.

Recent Investments
From January 1, 2021 through August 5, 2021, we acquired 4 skilled nursing facilities and 4 multi-service campuses for approximately $183.6 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $13.1 million and an initial blended yield of approximately 7.3%. See Note 3, Real Estate Investments, Net and Note 12, Subsequent Events in the Notes to condensed consolidated financial statements for additional information.

At-The-Market Offering of Common Stock
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of March 4, 2019, was terminated (the “Prior ATM Program”).
There was no Prior ATM Program or ATM Program activity for the three and six months ended June 30, 2020. The following table summarizes the ATM Program activity for the three and six months ended June 30, 2021 (in thousands, except per share amounts).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Number of shares	288	990
Average sales price per share	$24.05	$23.74
Gross proceeds(1)	$6,926	$23,505
(1) Total gross proceeds is before $0.1 million and $0.3 million of commissions paid to the sales agents during the three and six months ended June 30, 2021, respectively, under the ATM Program.
As of June 30, 2021, we had $476.5 million available for future issuances under the ATM Program.

Results of Operations
Operating Results
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2021	2020
	(dollars in thousands)
Revenues:
Rental income	$47,744	$42,507	$5,237	12%
Independent living facilities	—	615	(615)	(100)%
Interest and other income	514	1,046	(532)	(51)%
Expenses:
Depreciation and amortization	13,843	13,239	604	5%
Interest expense	6,534	5,849	685	12%
Property taxes	766	837	(71)	(8)%
Independent living facilities	—	546	(546)	(100)%
General and administrative	5,798	4,762	1,036	22%

Rental income. The $5.2 million, or 12%, increase in rental income is primarily due to a $4.4 million increase in rental income from real estate investments made after April 1, 2020, $0.9 million from contractual increases in rental rates for our existing tenants and $0.1 million in cash rents due to lease amendments, partially offset by a $0.1 million decrease in rental income due to the disposal of assets in February 2021 and a $0.1 million decrease in tenant reimbursements.
Independent living facilities. The $0.6 million, or 100%, decrease in revenues from our ILFs was due to the sale of our one remaining ILF to a third party in November 2020. The $0.5 million, or 100%, decrease in expenses was for the same reason indicated for the decrease in revenues.
Interest and other income. The $0.5 million, or 51%, decrease in interest and other income was primarily due to a decrease in interest income of $0.9 million due to the repayment of mortgage loans and other loans receivable primarily by CommuniCare in May 2020 and Cascade in July 2020, partially offset by approximately $0.4 million of interest income related to our mezzanine loan to Next VA Star Realty Holdings, LLC originated in November 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $0.6 million, or 5%, increase in depreciation and amortization was primarily due to an increase in depreciation and amortization of $1.4 million related to new real estate investments and capital improvements made after April 1, 2020, partially offset by $0.7 million due to assets becoming fully depreciated after April 1, 2020 and $0.1 million of depreciation related to the disposal of assets.
Interest expense. The $0.7 million, or 12%, increase in interest expense was primarily due to a higher weighted average debt balance of approximately $157.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the issuance of the Notes on June 17, 2021 and the redemption of the 2025 Notes on July 1, 2021, partially offset by lower weighted average interest rates.

Property taxes. The $0.1 million, or 8%, decrease in property taxes was primarily due to a $0.2 million decrease due to reassessments and decreased effective tax rates, partially offset by an increase of $0.1 million in property taxes due to the transfer of certain properties to new operators in January 2021 that do not make direct tax payments.
General and administrative expense. The $1.0 million, or 22%, increase in general and administrative expense was primarily related to higher stock compensation expense of $0.8 million, higher cash wages of $0.3 million and $0.1 million of other general and administrative expense, partially offset by a decrease of $0.2 million in state and business taxes compared to the prior period.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2021	2020
	(dollars in thousands)
Revenues:
Rental income	$92,990	$84,971	$8,019	9%
Independent living facilities	—	1,240	(1,240)	(100)%
Interest and other income	1,019	2,297	(1,278)	(56)%
Expenses:
Depreciation and amortization	27,316	26,399	917	3%
Interest expense	12,296	12,563	(267)	(2)%
Property taxes	1,462	1,322	140	11%
Independent living facilities	—	1,092	(1,092)	(100)%
General and administrative	10,940	8,816	2,124	24%
Other loss:
Loss on sale of real estate	(192)	(56)	(136)	243%

Rental income. The $8.0 million, or 9%, increase in rental income is primarily due to a $6.7 million increase in rental income from real estate investments made after January 1, 2020, $1.6 million from contractual increases in rental rates for our existing tenants and $0.4 million in cash rents due to lease amendments, partially offset by a $0.6 million decrease in rental income due to the disposal of assets in February 2020 and February 2021 and a $0.1 million decrease in tenant reimbursements.
Independent living facilities. The $1.2 million, or 100%, decrease in revenues from our ILFs was due to the sale of our one remaining ILF to a third party in November 2020. The $1.1 million, or 100%, decrease in expenses was for the same reason indicated for the decrease in revenues.
Interest and other income. The $1.3 million, or 56%, decrease in interest and other income was primarily due to a decrease in interest income of $2.2 million due to the repayment of mortgage loans and other loans receivable primarily by Manteca in May 2020, CommuniCare in May 2020 and Cascade in July 2020, partially offset by approximately $0.9 million of interest income related to our mezzanine loan to Next VA Star Realty Holdings, LLC originated in November 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $0.9 million, or 3%, increase in depreciation and amortization was primarily due to an increase in depreciation and amortization of $2.3 million related to new real estate investments and capital improvements made after January 1, 2020, partially offset by $1.2 million due to assets becoming fully depreciated after January 1, 2020 and $0.2 million of depreciation related to the disposal of assets.
Interest expense. The $0.3 million, or 2%, decrease in interest expense was primarily due to lower weighted average interest rates, partially offset by a higher weighted average debt balance of approximately $90.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Property taxes. The $0.1 million, or 11%, increase in property taxes was primarily due to a $0.4 million increase in property taxes realized upon the disposition of assets in February 2020 and the transfer of certain properties to new operators in January 2021 that make direct tax payments, partially offset by a decrease of $0.3 million of property taxes due to reassessments and decreased effective tax rates.

General and administrative expense. The $2.1 million, or 24%, increase in general and administrative expense was primarily related to higher stock compensation expense of $1.5 million, higher cash wages of $0.5 million, increased professional service fees of $0.2 million and $0.1 million of other general and administrative expense, partially offset by a decrease of $0.2 million in state and business taxes compared to the prior period.
Loss on sale of real estate. During the six months ended June 30, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one skilled nursing facility. During the six months ended June 30, 2020, we recorded a $0.1 million loss on sale of real estate related to the sale of six skilled nursing facilities.
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
As of June 30, 2021, we had cash, cash equivalents and restricted cash of $311.0 million. The $309.2 million in restricted cash as of June 30, 2021 related to the cash deposited with the trustee to pay the redemption price of the 2025 Notes. The 2025 Notes were redeemed on July 1, 2021. See above under “Recent Developments” and Note 12, Subsequent Events, for additional information.
During the three and six months ended June 30, 2021, we sold 288,000 and 990,000 shares of common stock under our ATM Program for gross proceeds of $6.9 million and $23.5 million, respectively. As of June 30, 2021, we had $476.5 million available for future issuances under the ATM Program.
As of June 30, 2021, we also had $50.0 million in borrowings outstanding and $550.0 million of availability remaining under the Revolving Facility (as defined below). We believe that our available cash, expected operating cash flows, and the availability under the ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and projected dividend payments for at least the next twelve months.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020

Net cash provided by operating activities	$70,557	$67,942
Net cash (used in) provided by investing activities	(145,043)	25,325
Net cash provided by (used in) financing activities	366,525	(107,796)
Net increase (decrease) in cash, cash equivalents, and restricted cash	292,039	(14,529)
Cash, cash equivalents, and restricted cash as of the beginning of period	18,919	20,327
Cash, cash equivalents, and restricted cash as of the end of period	$310,958	$5,798
Net cash provided by operating activities increased $2.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $2.6 million in cash provided by operating activities for the six months ended June 30, 2021 is primarily due to increased rental payments as a result of new investments and a decrease in cash paid for interest on outstanding indebtedness due to lower weighted average interest rates, partially offset by a decrease in interest and other income due to the repayments of our other real estate investments and an increase in cash paid for general and administrative expenses.
Cash used in investing activities for the six months ended June 30, 2021 was primarily comprised of $148.5 million in acquisitions of real estate and investments in other loans and $3.5 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $6.8 million in net proceeds from real estate sales and $0.1 million of payments received from other loans receivable. Cash provided by investing activities for the six months ended June 30, 2020 was primarily comprised of $69.3 million of payments received from our preferred equity investment and mortgage and other loans receivable and $2.1 million in net proceeds from real estate sales, partially offset by $39.9 million in acquisitions of real estate and investments in real estate mortgage loans and $6.2 million of purchases of furniture, fixtures and equipment and improvements to real estate.
Our cash flows provided by financing activities for the six months ended June 30, 2021 were primarily comprised of $400.0 million of proceeds from the issuance of the Notes, $22.9 million of net proceeds from the issuance of common stock under the ATM Program, partially offset by $49.5 million in dividends paid, $5.6 million in payments of deferred financing costs and a $1.3 million net settlement adjustment on restricted stock. Our cash flows used in financing activities for the six months ended June 30, 2020 were primarily comprised of $45.4 million in dividends paid, a $2.0 million net settlement adjustment on restricted stock, $0.4 million paid for common stock offering related costs and $60.0 million in net repayments under our Amended Credit Facility.
Indebtedness
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, the Issuers completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued at par, resulting in gross proceeds of $400.0 million and net proceeds of approximately $393.8 million after deducting underwriting fees and other offering expenses. The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021.
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and all of CareTrust’s existing and future subsidiaries (other than the Issuers) that guarantee obligations under the Amended Credit Facility (as defined below); provided, however, that such guarantees are subject to automatic release under certain customary circumstances. See above under “Recent Developments” and Note 6, Debt, for additional information.

The indenture governing the Notes requires CareTrust REIT and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of June 30, 2021, we were in compliance with all applicable financial covenants under the indenture governing the Notes.
5.25% Senior Unsecured Notes due 2025 and Issuer and Guarantor Financial Information
On May 10, 2017, the Issuers completed a public offering of $300.0 million aggregate principal amount of the 2025 Notes. The 2025 Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The 2025 Notes were scheduled to mature on June 1, 2025 and bore interest at a rate of 5.25% per year. Interest on the 2025 Notes was payable on June 1 and December 1 of each year, beginning on December 1, 2017. On July 1, 2021, the Issuers redeemed all $300.0 million aggregate principal amount of the 2025 Notes. See above under “Recent Developments” and Note 12, Subsequent Events, for additional information.
The obligations under the 2025 Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT (the “Parent Guarantor”) and all of CareTrust REIT’s existing and future subsidiaries (other than the Issuers) that guaranteed obligations under the Amended Credit Facility; provided, however, that such guarantees were subject to automatic release under certain customary circumstances, including if the Subsidiary Guarantor was sold or sold all or substantially all of its assets, the Subsidiary Guarantor was designated “unrestricted” for covenant purposes under the indenture governing the 2025 Notes, the Subsidiary Guarantor’s guarantee of other indebtedness which resulted in the creation of the guarantee of the 2025 Notes was terminated or released, or the requirements for legal defeasance or covenant defeasance or to discharge the indenture had been satisfied.
The following provides information regarding the entity structure of the Parent Guarantor, the Issuers and the Subsidiary Guarantors of the 2025 Notes:
CareTrust REIT, Inc. – The Parent Guarantor was formed on October 29, 2013 in connection with the separation of Ensign’s healthcare business and its real estate business into two separate and independent publicly traded companies (the “Spin-Off”). The Parent Guarantor was a wholly owned subsidiary of Ensign prior to the effective date of the Spin-Off on June 1, 2014. The Parent Guarantor has not conducted any operations or had any business since the Spin-Off.
CTR Partnership, L.P. and CareTrust Capital Corp. – The Issuers, each of which is a wholly owned subsidiary of the Parent Guarantor, were formed on May 8, 2014 and May 9, 2014, respectively, in anticipation of the Spin-Off and the related transactions. The Issuers did not conduct any operations or have any business prior to the date of the consummation of the Spin-Off related transactions. The Operating Partnership directly invests in real estate and real estate related assets and therefore does not rely solely on the cash flow generated by the Subsidiary Guarantors and their ability to make cash available to the Issuers, by dividend or otherwise. However, in the event that the earnings or available assets of the Issuers were insufficient, the Issuers’ ability to pay principal and interest on the 2025 Notes could have been dependent on the cash flow generated by the Subsidiary Guarantors and their ability to make such cash available to the Issuers. CareTrust Capital Corp., a co-issuer of the 2025 Notes, has no material assets and conducts no operations. Therefore, it had no independent ability to service the interest and principal obligations under the 2025 Notes.
Subsidiary Guarantors – The Subsidiary Guarantors consisted of all of the subsidiaries of the Parent Guarantor other than the Issuers. The Parent Guarantor conducts a substantial portion of its business operations through the Subsidiary Guarantors.
The assets and liabilities and results of operations of the combined guarantors (the Parent Guarantor and the Subsidiary Guarantors) and the Issuers of the 2025 Notes are not materially different than the corresponding amounts presented in our condensed consolidated financial statements.
The indenture governing the 2025 Notes contained customary covenants such as limiting the ability of CareTrust REIT and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets, and pay dividends or distributions on, or redeem or repurchase, capital stock, including a restriction on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers, subject to certain other exceptions, unless: (i) there was no default or event of default under the indenture; (ii) the

Issuers were in compliance with specified limitations on indebtedness under the indenture; and (iii) the payments did not exceed a specified restricted payment basket. Dividends or distributions were also permitted if the Parent Guarantor’s board of directors believed in good faith they were necessary to maintain Parent Guarantor’s REIT status or to avoid any excise tax or income tax imposed on Parent Guarantor, provided there was no default or event of default under the indenture. Further, the Issuers and their restricted subsidiaries were not permitted to create or cause to become effective any encumbrance or restriction on the ability of the Issuers to, among other things, pay dividends or make distributions, pay indebtedness, make loans or advances to the Issuers or their restricted subsidiaries or transfer property or assets to the Issuers or their restricted subsidiaries, other than in connection with certain customary exceptions such as in respect of the indenture or the Amended Credit Facility.
As of June 30, 2021, we were in compliance with all applicable financial covenants under the indenture governing the 2025 Notes.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2021, we had $200.0 million outstanding under the Term Loan and $50.0 million outstanding under the Revolving Facility. Subsequent to June 30, 2021, we borrowed an additional $50.0 million under our Revolving Facility to fund the acquisition of two SNFs in August 2021. See Note 12, Subsequent Events for additional information.
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
As of June 30, 2021, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
2028 Senior unsecured notes payable (1)	$509,103	$16,103	$31,000	$31,000	$431,000
2025 Senior unsecured notes payable (2)	309,187	309,187	—	—	—
Senior unsecured term loan (3)	214,930	3,243	6,477	205,210	—
Unsecured revolving credit facility (4)	52,453	1,525	50,928	—	—
Operating leases	3,662	265	230	104	3,063
Total	$1,089,335	$330,323	$88,635	$236,314	$434,063

(1)Amounts include interest payments of $109.1 million.
(2)Amount includes the redemption price of the 2025 Notes. The 2025 Notes were redeemed on July 1, 2021. See above under “Recent Developments” and Note 12, Subsequent Events for additional information.
(3)Amounts include interest payments of $14.9 million.
(4)Amounts include payments related to the credit facility fee of $1.5 million and interest payments of $1.0 million. Amounts do not include $50.0 million in additional borrowings under the Revolving Facility made in August 2021. See Note 12, Subsequent Events for additional information.
Capital Expenditures
Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, subject to approval by us, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of June 30, 2021, we had committed to fund certain capital improvements at certain triple-net leased facilities totaling $13.1 million, of which $11.6 million is subject to rent increase at the time of funding. We expect the majority of the funding of these commitments to be completed over the next one to two years.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 10, 2021, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of June 30, 2021, we had a $200.0 million Term Loan outstanding and had $50.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. When LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of June 30, 2021 described above and the interest rates applicable to our outstanding debt at June 30, 2021, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $1.3 million for the six months ended June 30, 2021.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended June 30, 2021 and $150.0 million remains available for the repurchase of shares of our common stock under the Repurchase Program as of June 30, 2021. The Repurchase Program may be modified, discontinued or suspended at any time.

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

4.1
Indenture, dated as of June 17, 2021, among CTRE Partnership, L.P., CareTrust Capital Corp., CareTrust REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Associate, as trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 is incorporated herein by reference).

4.2	Form of 3.875% Senior Note due 2028 (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 is incorporated herein by reference).

22.1	List of Subsidiary Issuers and Guarantors of CareTrust REIT, Inc. (Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q, filed on May 7, 2020, is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
August 5, 2021	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
Chief Executive Officer (duly authorized officer)

August 5, 2021	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)