Form 10-Q
period 2021-09-30
CareTrust REIT, Inc.
filed 2021-11-08
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 5, 2021, there were 97,032,846 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets:
Real estate investments, net	$1,590,418	$1,448,099
Other real estate investments	15,150	15,000
Assets held for sale, net	4,891	7,226
Cash and cash equivalents	17,716	18,919
Accounts and other receivables	3,474	1,823
Prepaid expenses and other assets, net	10,710	10,450
Deferred financing costs, net	1,307	2,042
Total assets	$1,643,666	$1,503,559
Liabilities and Equity:
Senior unsecured notes payable, net	$394,063	$296,669
Senior unsecured term loan, net	199,084	198,925
Unsecured revolving credit facility	80,000	50,000
Accounts payable, accrued liabilities and deferred rent liabilities	26,740	19,572
Dividends payable	26,164	24,251
Total liabilities	726,051	589,417
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 96,296,673 and 95,215,797 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	963	952
Additional paid-in capital	1,191,204	1,164,402
Cumulative distributions in excess of earnings	(274,552)	(251,212)
Total equity	917,615	914,142
Total liabilities and equity	$1,643,666	$1,503,559

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$48,087	$45,036	$141,077	$130,007
Independent living facilities	—	634	—	1,874
Interest and other income	518	17	1,537	2,314
Total revenues	48,605	45,687	142,614	134,195
Expenses:
Depreciation and amortization	13,968	13,086	41,284	39,485
Interest expense	5,692	5,519	17,988	18,082
Property taxes	1,004	857	2,466	2,179
Independent living facilities	—	568	—	1,660
General and administrative	5,196	4,105	16,136	12,921
Total expenses	25,860	24,135	77,874	74,327
Other loss:
Loss on extinguishment of debt	(10,827)	—	(10,827)	—
Loss on sale of real estate	—	—	(192)	(56)
Total other losses	(10,827)	—	(11,019)	(56)
Net income	$11,918	$21,552	$53,721	$59,812
Earnings per common share:
Basic	$0.12	$0.23	$0.56	$0.63
Diluted	$0.12	$0.23	$0.56	$0.63
Weighted-average number of common shares:
Basic	96,297	95,214	95,922	95,195
Diluted	96,297	95,214	95,937	95,195

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2021	95,215,797	$952	$1,164,402	$(251,212)	$914,142
Issuance of common stock, net	702,000	7	16,184	—	16,191
Vesting of restricted common stock, net of shares withheld for employee taxes	63,265	1	(1,331)	—	(1,330)
Amortization of stock-based compensation	—	—	1,585	—	1,585
Common dividends ($0.265 per share)	—	—	—	(25,633)	(25,633)
Net income	—	—	—	20,486	20,486
Balance at March 31, 2021	95,981,062	$960	$1,180,840	$(256,359)	$925,441
Issuance of common stock, net	288,000	3	6,752	—	6,755
Vesting of restricted common stock	27,611	—	—	—	—
Amortization of stock-based compensation	—	—	1,810	—	1,810
Common dividends ($0.265 per share)	—	—	—	(25,714)	(25,714)
Net income	—	—	—	21,317	21,317
Balance at June 30, 2021	96,296,673	$963	$1,189,402	$(260,756)	$929,609
Amortization of stock-based compensation	—	—	1,802	—	1,802
Common dividends ($0.265 per share)	—	—	—	(25,714)	(25,714)
Net income	—	—	—	11,918	11,918
Balance at September 30, 2021	96,296,673	$963	$1,191,204	$(274,552)	$917,615

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2020	95,103,270	$951	$1,162,990	$(236,350)	$927,591
Issuance of common stock, net	—	—	(90)	—	(90)
Vesting of restricted common stock, net of shares withheld for employee taxes	93,061	1	(1,987)	—	(1,986)
Amortization of stock-based compensation	—	—	884	—	884
Common dividends ($0.25 per share)	—	—	—	(23,931)	(23,931)
Net income	—	—	—	19,325	19,325
Balance at March 31, 2020	95,196,331	$952	$1,161,797	$(240,956)	$921,793
Issuance of common stock, net	—	—	(314)	—	(314)
Vesting of restricted common stock	17,749	—	—	—	—
Amortization of stock-based compensation	—	—	963	—	963
Common dividends ($0.25 per share)	—	—	—	(23,931)	(23,931)
Net income	—	—	—	18,935	18,935
Balance at June 30, 2020	95,214,080	$952	$1,162,446	$(245,952)	$917,446
Amortization of stock-based compensation	—	—	972	—	972
Common dividends ($0.25 per share)	—	—	—	(23,934)	(23,934)
Net income	—	—	—	21,552	21,552
Balance at September 30, 2020	95,214,080	$952	$1,163,418	$(248,334)	$916,036

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$53,721	$59,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	41,328	39,529
Amortization of deferred financing costs	1,531	1,462
Loss on extinguishment of debt	10,827	—
Amortization of stock-based compensation	5,197	2,819
Straight-line rental income	(26)	(65)
Loss on sale of real estate	192	56
Interest income distribution from other real estate investment	—	1,346
Change in operating assets and liabilities:
Accounts and other receivables	(1,775)	543
Prepaid expenses and other assets, net	(20)	267
Accounts payable, accrued liabilities and deferred rent liabilities	7,388	2,616
Net cash provided by operating activities	118,363	108,385
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(180,323)	(42,075)
Purchases of equipment, furniture and fixtures and improvements to real estate	(4,826)	(6,294)
Investment in real estate mortgage and other loans receivable	(700)	(13,958)
Principal payments received on real estate mortgage and other loans receivable	172	80,873
Repayment of other real estate investment	—	2,327
Escrow deposits for potential acquisitions of real estate	(3,100)	(1,000)
Net proceeds from sales of real estate	6,814	2,189
Net cash (used in) provided by investing activities	(181,963)	22,062
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	22,946	(404)
Proceeds from the issuance of senior unsecured notes payable	400,000	—
Borrowings under unsecured revolving credit facility	220,000	15,000
Payments on senior unsecured notes payable	(300,000)	—
Payments on unsecured revolving credit facility	(190,000)	(75,000)
Payments on debt extinguishment and deferred financing costs	(14,070)	—
Net-settle adjustment on restricted stock	(1,331)	(1,986)
Dividends paid on common stock	(75,148)	(69,283)
Net cash provided by (used in) financing activities	62,397	(131,673)
Net decrease in cash and cash equivalents	(1,203)	(1,226)
Cash and cash equivalents as of the beginning of period	18,919	20,327
Cash and cash equivalents as of the end of period	$17,716	$19,101
Supplemental disclosures of cash flow information:
Interest paid	$13,267	$12,671
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$1,913	$2,513
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$599
Transfer of pre-acquisition costs to acquired assets	$358	$167
Sale of real estate settled with notes receivable	$—	$32,400
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2021, the Company owned and leased to independent operators, 225 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 23,541 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2021, the Company also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
COVID-19—The COVID-19 pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although most of these governmental restrictions have since been lifted or scaled back, resurgences of COVID-19 and the emergence of new variants thereof have resulted in the reimposition of certain restrictions and requirements, including restrictions imposed on unvaccinated individuals and employee vaccine mandates, and may lead to other restrictions and requirements being reimplemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, the Company’s business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.
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
 Recent Accounting Pronouncements—In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). For U.S. Dollar LIBOR, the overnight, one-month, three-month, six-month and one-year LIBOR rates will be discontinued in June 2023, while other U.S. Dollar LIBOR rates will be discontinued at the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company is still evaluating the impact of ASU 2020-04 and expects to take full advantage of the offered optional expedients and exceptions, but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Land	$251,347	$205,356
Buildings and improvements	1,609,834	1,477,849
Integral equipment, furniture and fixtures	103,739	97,836
Identified intangible assets	1,257	2,352
Real estate investments	1,966,177	1,783,393
Accumulated depreciation and amortization	(375,759)	(335,294)
Real estate investments, net	$1,590,418	$1,448,099
As of September 30, 2021, all 225 of the Company’s facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators.
As of September 30, 2021, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, was (dollars in thousands):

Year	Amount
2021 (three months)	$47,765
2022	191,229
2023	191,024
2024	189,679
2025	189,650
2026	189,755
Thereafter	1,128,717
Total	$2,127,819
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Next Option Open Date	Option Type(1)	Current Cash Rent(2)
ALF	7	October 2034	1/1/2022	A	$3,282
SNF	11	November 2030	1/1/2022	C	4,944
SNF	1	March 2029	4/1/2022	B / C(3)	779
SNF / Campus	2	October 2032	1/1/2023	B	998
SNF	4	November 2034	12/1/2024	B	3,789
ALF	2	October 2034	1/1/2026	A	1,565
(1) Option type includes:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of September 30, 2021.
(3) Purchase option reflects two option types.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rental Income	2021	2020	2021	2020
Contractual rent due(1)	$48,081	$42,866	$140,988	$127,789
Straight-line rent	6	17	26	65
Recovery of previously reversed rent(2)	—	1,047	—	1,047
Lease termination revenue(2)	—	1,106	63	1,106
Total	$48,087	$45,036	$141,077	$130,007
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received.
(2) During the three and nine months ended September 30, 2020, the Company recovered approximately $1.0 million in rental revenue related to affiliates of Metron Integrated Health Systems (“Metron”) that was previously written off. In addition, in connection with the agreement to terminate its lease agreements with Metron and to sell the facilities to a third party, the Company received certain lease termination payments from Metron. During the nine months ended September 30, 2021, the Company recognized approximately $0.1 million in lease termination revenue. During the three and nine months ended September 30, 2020, the Company received approximately $1.1 million in lease termination revenue.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2021 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent		Number of Properties	Number of Beds/Units(2)
Skilled nursing	$57,973	$4,499	(3)	4	509
Multi-service campuses	125,708	8,604	(4)	4	640
Total	$183,681	$13,103		8	1,149
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
(3) Initial annual cash rent represents initial cash rent for the first twelve months excluding any impact of straight-line rent.
(4) Initial annual cash rent represents the first twelve months of rent upon commencement of the Company’s long-term net leases, which occurred during the three months ended June 30, 2021, upon the tenants’ receipt of licensing approval and increases to $9.4 million in the second year with CPI-based annual escalators thereafter.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Lease Amendments
Amended Noble Master Leases. During the three months ended September 30, 2021, the Company did not collect a portion of rent from affiliates of Noble Senior Services and Noble VA Holdings, LLC (collectively, “Noble”). On September 23, 2021, the Company amended its two existing triple-net master leases with Noble. The lease amendment granted a deferral for a total of $1.8 million of unpaid base rent, which represented approximately 4% of the Company’s total contractual base rent for the three months ended September 30, 2021. In connection with its agreement to the rent deferral, the Company also entered into a purchase agreement with Noble to acquire two assisted living facilities owned by Noble, which will be leased back to Noble under a short-term lease agreement upon closing of the acquisition while the Company pursues other tenants for the long-term. The lease amendment requires the deferred rent, as well as all contractual rent for the fourth quarter of 2021, to be paid in full upon closing the purchase of the two facilities. If the closing under the purchase agreement is not consummated within the timeframe provided in the purchase agreement, all unpaid rent will become immediately due and payable under the terms of the applicable master lease agreements. During the three months ended September 30, 2021, the Company recognized $2.2 million of rental income, exclusive of operating expense reimbursements, related to Noble’s master leases and recorded a corresponding rent receivable of $1.8 million, included within accounts and other receivables on the Company’s condensed consolidated balance sheets. As of September 30, 2021, the Company had $1.1 million of cash security deposits on-hand related to Noble.
Amended Ensign Master Lease. On August 1, 2021, the Company acquired two skilled nursing facilities. The facilities were leased to affiliates of The Ensign Group, Inc. (“Ensign”). In conjunction with the acquisition of the two facilities, the Company amended and extended the initial term of an existing triple-net master lease with Ensign to include the two skilled nursing facilities. The Ensign lease, as amended, has a remaining initial term of approximately 17 years, with three five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.2 million, with GAAP rent increasing by $2.5 million due to a $5.0 million prepayment of rent made at closing, which is being amortized on a straight-line basis over the remaining lease term.
Five Oaks Lease Termination and Amended Ensign Master Lease. On June 1, 2021, operating affiliates of Ensign acquired certain operations and assets of Five Oaks Healthcare, LLC (“Five Oaks”) under an agreement with Five Oaks. The agreement granted Ensign the right to occupy and operate four of the Company’s skilled nursing facilities in Washington that were previously being operated by Five Oaks. In conjunction with consenting to the transfer, the Company terminated the existing Five Oaks master lease, and amended and extended the term of an existing triple-net master lease with Ensign to include the four skilled nursing facilities. The Ensign lease, as amended, has a remaining term of approximately 15 years, with three five-year renewal options and CPI-based rent escalators. Annual cash rent under the terminated Five Oaks master lease was approximately $2.6 million, and annual cash rent under the amended Ensign lease increased by the same amount.
Premier Partial Lease Termination and Amended Noble VA Master Lease. On March 10, 2021 and July 1, 2021, two assisted living facilities in Wisconsin operated by affiliates of Premier Senior Living, LLC (“Premier”) were transferred to affiliates of Noble VA Holdings, LLC (“Noble VA”). In connection with the transfer, the Company partially terminated the Premier master lease and amended the existing triple-net master lease with Noble VA to include the two assisted living facilities. The Noble VA master lease, as amended, has a remaining term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the amended Noble VA master lease increased by approximately $1.3 million on March 10, 2021 and approximately $1.0 million on July 1, 2021 and annual cash rent under the partially terminated Premier master lease decreased by approximately the same amount. See above under “Amended Noble Master Leases” for additional information regarding the Company’s leases with Noble.
Twenty/20 Lease Termination and New Noble VA Master Lease. On December 1, 2020, five assisted living facilities in Virginia operated by Twenty/20 Management, Inc. (“Twenty/20”) were transferred to affiliates of Noble VA. In connection with the transfer, the Company entered into a new triple-net master lease with Noble VA. The new lease has a remaining initial term of approximately 14 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new lease is approximately $3.2 million. See above under “Amended Noble Master Leases” for additional information regarding the Company’s leases with Noble.
Assets Held for Sale and Asset Sales
During the third quarter of 2021, the Company met the held for sale criteria on one assisted living facility operated by affiliates of Noble. As of September 30, 2021, the property continued to be held for sale and the carrying value of $4.9 million was primarily comprised of real estate assets.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

During the fourth quarter of 2020, the Company met the criteria to classify one skilled nursing facility operated by affiliates of Five Oaks as held for sale. On February 1, 2021, the Company closed on the sale of the one skilled nursing facility consisting of 90 beds located in Washington with a carrying value of $7.2 million, for net sales proceeds of $7.0 million. During the three months ended March 31, 2021, the Company recorded a loss of $0.2 million in connection with the sale.
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

4. OTHER REAL ESTATE INVESTMENTS, NET
Mezzanine Loan Receivable—In November 2020, the Company provided Next VA Star Realty Holdings, LLC a mezzanine loan for nine skilled nursing facilities secured by membership interests in affiliates of Next VA Star Realty Holdings, LLC for approximately $15.0 million, at an annual interest rate of 12%. The loan requires monthly interest payments, is set to mature on November 30, 2025, and may (subject to certain restrictions) be prepaid before the maturity date if paid in full and for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $1.4 million, respectively, of interest income related to its mezzanine loan.
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
In February 2020, the Company provided subsidiaries of Cascade a $32.4 million loan secured by mortgages on the six skilled nursing facilities formerly operated by affiliates of Metron and sold to Cascade in February 2020, as discussed in Note 3, Real Estate Investments, Net. The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between the Company and a third-party institutional lender as co-lenders, pursuant to which the Company received $18.9 million in cash and issued a new mortgage loan for $13.9 million. The new mortgage loan with Cascade was secured by the same six skilled nursing facilities purchased by Cascade and was for a combined principal amount of $33.9 million, with the Company’s $13.9 million portion of the indebtedness initially bearing interest at a variable rate equal to LIBOR plus 4.00%, subject to a LIBOR floor of 1.75%. The new mortgage loan had a maturity date of April 29, 2022 and included two six-month extension options. In July 2020, prepayment for the mortgage loan of $13.9 million and accrued interest was received in full by the Company.
As of September 30, 2021, the Company had no mortgage loan receivables.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

During both the three and nine months ended September 30, 2021, the Company recognized no interest income related to mortgage loans. During the three and nine months ended September 30, 2020, the Company recognized zero and $2.0 million of interest income, respectively, related to its mortgage loans. During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.2 million of interest income, respectively, related to its other loans receivable. During the three and nine months ended September 30, 2020, the Company recognized $17,000 and $0.2 million of interest income, respectively, related to its other loans receivable.
Preferred Equity Investments—In September 2016, the Company completed a $2.3 million preferred equity investment with an affiliate of Cascadia Development, LLC. The preferred equity investment yielded a return equal to prime plus 9.5% but in no event less than 12.0% calculated on a quarterly basis on the outstanding carrying value of the investment. The investment was used to develop a 99-bed skilled nursing facility in Boise, Idaho. In connection with its investment, the Company obtained an option to purchase the development at a fixed-formula price upon stabilization, with an initial lease yield of at least 9.0%. The project was completed in the first quarter of 2018 and began lease-up during the second quarter of 2018. In January 2020, the Company purchased the skilled nursing facility for approximately $18.7 million, inclusive of transaction costs. The Company paid $15.0 million after receiving back its initial investment of $2.3 million and cumulative contractual preferred return through January 17, 2020, the acquisition date, of $1.4 million, of which less than $0.1 million was recognized as interest income during the nine months ended September 30, 2020. The Company did not recognize any interest income during the three months ended September 30, 2020 or the three and nine months ended September 30, 2021 related to preferred equity investments. As of September 30, 2021, the Company had no preferred equity investments.
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,150	$15,150

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Assets:
Mezzanine loan receivable	$—	$—	$15,000	$15,000

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Mezzanine loan receivable: The fair value of the mezzanine loan receivable was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies the instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. Future changes in market interest rates could materially impact the estimated discounted cash flows. As of September 30, 2021 and December 31, 2020, the Company did not have any loans that were 90 days or more past due.
For the three and nine months ended September 30, 2021, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 using Level 2 inputs for the Notes and the 2025 Notes (each as defined in Note 6, Debt, below), is as follows (dollars in thousands):

		September 30, 2021			December 31, 2020
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
2028 Senior unsecured notes payable	2	$400,000	$394,063	$415,000	$—	$—	$—
2025 Senior unsecured notes payable	2	—	—	—	300,000	296,669	311,430

Cash and cash equivalents, accounts and other receivables, other loans receivable, accounts payable, and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.

Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021			December 31, 2020
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
2028 Senior unsecured notes payable	$400,000	$(5,937)	$394,063	$—	$—	$—
2025 Senior unsecured notes payable	—	—	—	300,000	(3,331)	296,669
Senior unsecured term loan	200,000	(916)	199,084	200,000	(1,075)	198,925
Unsecured revolving credit facility	80,000	—	80,000	50,000	—	50,000
	$680,000	$(6,853)	$673,147	$550,000	$(4,406)	$545,594

Senior Unsecured Notes Payable
2025 Senior Notes. On May 10, 2017, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The 2025 Notes were scheduled to mature on June 1, 2025 and bore interest at a rate of 5.25% per year. Interest on the 2025 Notes was payable on June 1 and December 1 of each year. On July 1, 2021 (the “Redemption Date”), the Issuers redeemed all $300.0 million aggregate principal amount of the 2025 Notes at a redemption price equal to 102.625% of the principal amount of the 2025 Notes, plus

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

accrued and unpaid interest thereon up to, but not including, the Redemption Date. During the third quarter of 2021, the Company recorded a loss on extinguishment of debt of $10.8 million in the condensed consolidated income statements, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs associated with the redemption of the 2025 Notes.
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
As of September 30, 2021, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2021, the Operating Partnership had $200.0 million outstanding under the Term Loan and $80.0 million of borrowings outstanding under the Revolving Facility.
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
As of September 30, 2021, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

There was no ATM Program activity for the three months ended September 30, 2021 and there was no Prior ATM Program or ATM Program activity for the three and nine months ended September 30, 2020. The following table summarizes the ATM Program activity for the nine months ended September 30, 2021 (in thousands, except per share amounts).

For the Nine Months Ended
September 30, 2021
Number of shares	990
Average sales price per share	$23.74
Gross proceeds(1)	$23,505
(1) Total gross proceeds is before $0.3 million of commissions paid to the sales agents during the nine months ended September 30, 2021 under the ATM Program.
As of September 30, 2021, the Company had $476.5 million available for future issuances under the ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the three and nine months ended September 30, 2021 and 2020. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock—The following table summarizes the cash dividends on the Company’s common stock declared by the Company’s Board of Directors for the first nine months of 2021 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021
Dividends declared per share	$0.265	$0.265	$0.265
Dividends payment date	April 15, 2021	July 15, 2021	October 15, 2021
Dividends payable as of record date	$25,633	$25,714	$25,714
Dividends record date	March 31, 2021	June 30, 2021	September 30, 2021

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
Restricted Stock Awards—In connection with the separation of the healthcare business and real estate business of Ensign into two separate and independent publicly traded companies (the “Spin-Off”) on June 1, 2014, employees of Ensign who had unvested shares of restricted stock were given one share of CareTrust REIT unvested restricted stock totaling 207,580 shares at the Spin-Off. These restricted shares were subject to a time vesting provision only and the Company did not recognize any stock compensation expense associated with these awards. During the year ended December 31, 2020, 1,760 shares were forfeited. At September 30, 2021, there were no unvested restricted stock awards outstanding.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Additionally, in February 2021, the Compensation Committee granted 99,189 performance stock awards to officers. Each share had an estimated fair market value on the date of grant of $27.98 per share. Performance stock awards are subject to both time and performance based conditions and cliff vest after a three-year period. The amount of such performance awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of 16 other publicly traded healthcare REITs on the date of grant and will range from 0% to 200% of the TSR awards initially granted. Compensation expense for awards with performance-based vesting conditions is recognized based upon the grant date fair value per share multiplied by the estimated number of performance stock awards to be earned after considering the Company’s expectation of future performance and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur.
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
The following table summarizes the stock-based compensation expense recognized during the periods presented (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$1,802	$972	$5,197	$2,819
As of September 30, 2021, there was $11.3 million of unamortized stock-based compensation expense related to unvested awards and the weighted-average remaining vesting period of such awards was 2.1 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2021 and 2020, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$11,918	$21,552	$53,721	$59,812
Less: Net income allocated to participating securities	(116)	(75)	(350)	(224)
Numerator for basic and diluted earnings available to common stockholders	$11,802	$21,477	$53,371	$59,588
Denominator:
Weighted-average basic common shares outstanding	96,297	95,214	95,922	95,195
Dilutive market condition stock awards	—	—	15	—
Weighted-average diluted common shares outstanding	96,297	95,214	95,937	95,195

Earnings per common share, basic	$0.12	$0.23	$0.56	$0.63
Earnings per common share, diluted	$0.12	$0.23	$0.56	$0.63
Antidilutive unvested restricted stock awards and performance awards excluded from the computation	535	300	436	300
The Company’s unvested restricted and performance based stock awards associated with its incentive award plan and unvested restricted stock awards issued to employees of Ensign at the Spin-Off have been excluded from the above calculation of earnings per diluted share for the three and nine months ended September 30, 2021 and 2020, as applicable, when their inclusion would have been anti-dilutive.
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and The Pennant Group, Inc. (“Pennant”), the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, subject to approval by the Company, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of September 30, 2021, the Company had committed to fund certain capital improvements at certain triple-net leased facilities totaling $11.7 million, of which $10.4 million is subject to rent increase at the time of funding.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. CONCENTRATION OF RISK
Major operator concentrations – As of September 30, 2021, Ensign leased 95 skilled nursing, multi-service campuses, assisted living and independent living facilities which had a total of 10,148 beds and units and are located in Arizona, California, Colorado, Idaho, Iowa, Nebraska, Nevada, Texas, Utah and Washington. The four states in which Ensign leases the highest concentration of properties by rental revenues as of September 30, 2021 are Texas, California, Arizona and Utah. During the three and nine months ended September 30, 2021, Ensign represented 33% and 32%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements. During the three and nine months ended September 30, 2020, Ensign represented 30% and 31%, respectively, of the Company’s rental income, exclusive of operating expense reimbursements.
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
As of September 30, 2021, Priority Management Group (“PMG”) leased 15 skilled nursing and campus facilities which had a total of 2,144 beds and units, and are located in Louisiana and Texas. During both the three and nine months ended September 30, 2021, PMG represented 15% of the Company’s rental income, exclusive of operating expense reimbursements. During both the three and nine months ended September 30, 2020, PMG represented 16% of the Company’s rental income, exclusive of operating expense reimbursements.

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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of seniors housing and healthcare-related properties. As of September 30, 2021, we owned and leased to independent operators, 225 skilled nursing, multi-service campuses, assisted living and independent living facilities (“ILFs”) consisting of 23,541 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2021, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
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

Recent Developments

COVID-19 Update
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures and other regulatory requirements, as well as labor shortages resulting in limited admissions, reduced occupancy and higher agency expense. To help offset these costs as well as occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a grant program administered by the U.S. Department of Health and Human Services (“HHS”) under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19 (the “Provider Relief Funds”). HHS recently closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas. We expect that our tenants pursued additional funding from these allocations, and will pursue any future funding that may become available, though there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding. The estimated federal and state relief approved, received and retained to date by our operators, as reported by our operators, is approximately $146.4 million. At September 30, 2021, two of our operators who received Provider Relief Funds have disclosed that they have returned all or a portion of the Provider Relief Funds issued to them.
At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, at which time we began to see a decline. This decline in occupancy continued through the first quarter of 2021 and remained flat through the third quarter of 2021. Occupancy levels at our skilled nursing facilities (“SNFs”), which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, have been on a steady incline since February 2021 and continued to increase through the third quarter of 2021. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, overall skilled mix remained slightly elevated in the three months ended September 30, 2021 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy. However, the skilled mix in our SNFs during the three months ended September 30, 2021 was lower than the peak level seen in December 2020, and we anticipate that skilled mix in our SNFs will continue to decline as cases of COVID-19 decline.
The higher operating costs affecting our tenants, and the impact of lower occupancy levels and labor shortages, have adversely impacted and may continue to adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. Provider Relief Funds not previously being made available to our seniors housing facilities has also impacted some of our tenants’ ability to continue to meet some of their financial obligations, as they continue to experience lower occupancy levels and higher operating costs. During the six months ended June 30, 2021, we collected all contractual rents due from our operators. During the three months ended September 30, 2021, we agreed to provide affiliates of Noble Senior Services and Noble VA Holdings, LLC (collectively, “Noble”), a deferral of the unpaid portion of contractual rent for the months of July, August and September, totaling $1.8 million and representing approximately 4% of our total contractual base rent for the three months ended September 30, 2021. In connection with our agreement to the rent deferral, we also entered into a purchase agreement to acquire two assisted living facilities owned by Noble, which will be leased back to Noble under a short-term lease agreement upon closing of the acquisition while we pursue other tenants for the long-term. The deferred rent, as well as all contractual rent for the fourth quarter of 2021, is required to be paid in full upon closing of the acquisition of the two facilities. During the three months ended September 30, 2021, one facility leased to Noble was designated as held for sale, and we expect to remove the facility from the applicable master lease following the sale. See Note 3, Real Estate Investments, Net, for additional information. With respect to our other operators, 100.0% of our contractual rent obligations due for the third quarter of 2021 have been collected from our tenants before considering any cash deposits on-hand from which we may offset any shortfalls in rent received. With respect to our entire portfolio, approximately 96.1% of our contractual rent obligations due for October 2021 have been collected from our tenants before considering any cash deposits on-hand from which we may offset any shortfalls in rent received.
Federal laws and regulations related to COVID-19 vaccine mandates may increase operating costs of our tenants if those mandates make recruiting and retaining qualified nursing and other personnel more difficult. The Biden-Harris administration issued an Interim Final Rule requiring Medicare and Medicaid-participating facilities and employers with more than 100 employees must mandate their employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates will likely be decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways — from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants’ operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.
The duration and extent of the COVID-19 pandemic’s effect on our operational and financial performance, and the operational and financial performance of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the rate of public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants, resurgences of COVID-19 and, in particular, new and more contagious and/or vaccine resistant variants, actions taken to contain the spread of COVID-19, restrictions imposed on unvaccinated individuals and employee vaccine mandates, labor shortages resulting from the foregoing restrictions and mandates and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.
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
On July 1, 2021 (the “Redemption Date”), the Issuers redeemed all $300.0 million aggregate principal amount of their outstanding 2025 Notes. The 2025 Notes were redeemed at a redemption price equal to 102.625% of the principal amount of the 2025 Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date. During the third quarter of 2021, we recorded a loss on extinguishment of debt of $10.8 million in our condensed consolidated income statements, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs, associated with the redemption of the 2025 Notes.

Asset Held for Sale and Sale of Real Estate
During the third quarter of 2021, we met the held for sale criteria on one assisted living facility. As of September 30, 2021, the property continued to be held for sale and the carrying value of $4.9 million is primarily comprised of real estate assets.

On February 1, 2021, we closed on the sale of one skilled nursing facility consisting of 90 beds located in Washington with a carrying value of $7.2 million, for net sales proceeds of $7.0 million. We recorded a loss of $0.2 million in connection with the sale. The facility was classified as held for sale as of December 31, 2020.

Recent Investments
From January 1, 2021 through November 8, 2021, we acquired 4 skilled nursing facilities and 4 multi-service campuses for approximately $183.7 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $13.1 million and an initial blended yield of approximately 7.3%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

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
There was no ATM Program activity for the three months ended September 30, 2021 and there was no Prior ATM Program or ATM Program activity for the three and nine months ended September 30, 2020. The following table summarizes the ATM Program activity for the nine months ended September 30, 2021 (in thousands, except per share amounts).

For the Nine Months Ended
September 30, 2021
Number of shares	990
Average sales price per share	$23.74
Gross proceeds(1)	$23,505
(1) Total gross proceeds is before $0.3 million of commissions paid to the sales agents during the nine months ended September 30, 2021 under the ATM Program.
As of September 30, 2021, we had $476.5 million available for future issuances under the ATM Program.

Results of Operations
Operating Results
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2021	2020
	(dollars in thousands)
Revenues:
Rental income	$48,087	$45,036	$3,051	7%
Independent living facilities	—	634	(634)	(100)%
Interest and other income	518	17	501	*
Expenses:
Depreciation and amortization	13,968	13,086	882	7%
Interest expense	5,692	5,519	173	3%
Property taxes	1,004	857	147	17%
Independent living facilities	—	568	(568)	(100)%
General and administrative	5,196	4,105	1,091	27%
Other loss:
Loss on extinguishment of debt	(10,827)	—	(10,827)	100%
•Not meaningful
Rental income. The $3.1 million, or 7%, increase in rental income is primarily due to a $4.1 million increase in rental income from real estate investments made after July 1, 2020, $1.0 million from contractual increases in rental rates for our existing tenants, a $0.1 million increase in tenant reimbursements and $0.1 million in cash rents due to lease amendments, partially offset by a $1.1 million decrease in lease termination revenue, a $1.0 million decrease from the recovery of previously reversed rent and a $0.1 million decrease in rental income due to the disposal of assets in February 2021.
Independent living facilities. The $0.6 million, or 100%, decrease in revenues from our ILFs was due to the sale of our one remaining ILF to a third party in November 2020. The $0.6 million, or 100%, decrease in expenses from our ILFs was for the same reason indicated for the decrease in revenues.
Interest and other income. The $0.5 million increase in interest and other income was primarily due to our mezzanine loan to Next VA Star Realty Holdings, LLC originated in November 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $0.9 million, or 7%, increase in depreciation and amortization was primarily due to an increase in depreciation and amortization of $1.7 million related to new real estate investments and capital improvements made after July 1, 2020, partially offset by a decrease in depreciation of $0.7 million due to assets becoming fully depreciated after July 1, 2020 and a decrease in depreciation of $0.1 million related to the disposal of assets in February 2021.
Interest expense. The $0.2 million, or 3%, increase in interest expense was primarily due to an increase of $0.3 million in interest expense related to a higher weighted average debt balance under the Revolving Facility and a $3.9 million increase in interest expense related to the issuance of the Notes on June 17, 2021, partially offset by a $4.0 million decrease in interest expense due to the redemption of the 2025 Notes on July 1, 2021.
Property taxes. The $0.1 million, or 17%, increase in property taxes was primarily due to a $0.3 million increase due to new real estate investments made after July 1, 2020, partially offset by a decrease of $0.2 million in property taxes due to reassessments and decreased effective tax rates.
General and administrative expense. The $1.1 million, or 27%, increase in general and administrative expense was primarily related to higher stock compensation expense of $0.8 million and higher cash wages of $0.3 million.

Loss on extinguishment of debt. During the three months ended September 30, 2021, we recorded a $10.8 million loss on extinguishment of debt, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs associated with the redemption of the 2025 Notes.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2021	2020
	(dollars in thousands)
Revenues:
Rental income	$141,077	$130,007	$11,070	9%
Independent living facilities	—	1,874	(1,874)	(100)%
Interest and other income	1,537	2,314	(777)	(34)%
Expenses:
Depreciation and amortization	41,284	39,485	1,799	5%
Interest expense	17,988	18,082	(94)	(1)%
Property taxes	2,466	2,179	287	13%
Independent living facilities	—	1,660	(1,660)	(100)%
General and administrative	16,136	12,921	3,215	25%
Other loss:
Loss on extinguishment of debt	(10,827)	—	(10,827)	100%
Loss on sale of real estate	(192)	(56)	(136)	243%

Rental income. The $11.1 million, or 9%, increase in rental income is primarily due to a $10.8 million increase in rental income from real estate investments made after January 1, 2020, $2.6 million from contractual increases in rental rates for our existing tenants and $0.5 million in cash rents due to lease amendments, partially offset by a $1.1 million decrease in lease termination revenue, a $1.0 million decrease from the recovery of previously reversed rent and a $0.7 million decrease in rental income due to the disposal of assets in February 2020 and February 2021.
Independent living facilities. The $1.9 million, or 100%, decrease in revenues from our ILFs was due to the sale of our one remaining ILF to a third party in November 2020. The $1.7 million, or 100%, decrease in expenses from our ILFs was for the same reason indicated for the decrease in revenues.
Interest and other income. The $0.8 million, or 34%, decrease in interest and other income was primarily due to a decrease in interest income of $2.2 million due to the repayment of mortgage loans and other loans receivable primarily by Manteca in May 2020, CommuniCare in May 2020 and Cascade in July 2020, partially offset by approximately $1.4 million of interest income related to our mezzanine loan to Next VA Star Realty Holdings, LLC originated in November 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. The $1.8 million, or 5%, increase in depreciation and amortization was primarily due to an increase in depreciation and amortization of $4.0 million related to new real estate investments and capital improvements made after January 1, 2020, partially offset by a decrease in depreciation of $1.9 million due to assets becoming fully depreciated after January 1, 2020 and a decrease in depreciation of $0.3 million related to the disposal of assets in February 2020 and February 2021.
Interest expense. The $0.1 million, or 1%, decrease in interest expense was primarily due a $1.0 million decrease in interest expense related to a lower weighted average interest rate on the term loan, a $3.9 million decrease in interest expense due to the redemption of the 2025 Notes on July 1, 2021 and a lower weighted average interest rate, partially offset by a $4.5 million increase in interest expense related to the issuance of the Notes on June 17, 2021, a $0.3 million increase in interest expense related to a higher weighted average debt balance under the Revolving Facility and an increase of $0.1 million in interest expense related to the amortization of deferred financing fees.
Property taxes. The $0.3 million, or 13%, increase in property taxes was primarily due to a $0.4 million increase in property taxes due to closing credits realized upon the disposition of assets in February 2020 and the transfer of certain properties to new operators in January 2021 that do not make direct tax payments and a $0.4 million increase due to new real estate investments made after January 1, 2020, partially offset by a decrease of $0.5 million of property taxes due to reassessments and decreased effective tax rates.
General and administrative expense. The $3.2 million, or 25%, increase in general and administrative expense was primarily related to higher stock compensation expense of $2.4 million and higher cash wages of $0.8 million compared to the prior period.
Loss on extinguishment of debt. During the nine months ended September 30, 2021, we recorded a $10.8 million loss on extinguishment of debt, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs, associated with the redemption of the 2025 Notes.
Loss on sale of real estate. During the nine months ended September 30, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one skilled nursing facility. During the nine months ended September 30, 2020, we recorded a $0.1 million loss on sale of real estate related to the sale of six skilled nursing facilities.
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
As of September 30, 2021, we had cash and cash equivalents of $17.7 million.
During the nine months ended September 30, 2021, we sold 990,000 shares of common stock under our ATM Program for gross proceeds of $23.5 million. As of September 30, 2021, we had $476.5 million available for future issuances under the ATM Program.
As of September 30, 2021, we also had $80.0 million in borrowings outstanding and $520.0 million of availability remaining under the Revolving Facility. We believe that our available cash, expected operating cash flows, and the availability under the ATM Program and Amended Credit Facility (as defined below) will provide sufficient funds for our operations, anticipated scheduled debt service payments and projected dividend payments for at least the next twelve months.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020

Net cash provided by operating activities	$118,363	$108,385
Net cash (used in) provided by investing activities	(181,963)	22,062
Net cash provided by (used in) financing activities	62,397	(131,673)
Net decrease in cash and cash equivalents	(1,203)	(1,226)
Cash and cash equivalents as of the beginning of period	18,919	20,327
Cash and cash equivalents as of the end of period	$17,716	$19,101
Net cash provided by operating activities increased $10.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $10.0 million in cash provided by operating activities for the nine months ended September 30, 2021 is primarily due to increased rental payments as a result of new investments, partially offset by an increase in cash paid for interest on outstanding indebtedness due to the timing of interest payments, a decrease in interest and other income due to the repayments of our other real estate investments and an increase in cash paid for general and administrative expenses.
Cash used in investing activities for the nine months ended September 30, 2021 was primarily comprised of $184.1 million in acquisitions of real estate and investments in other loans and $4.8 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $6.8 million in net proceeds from real estate sales and $0.2 million of payments received from other loans receivable. Cash provided by investing activities for the nine months ended September 30, 2020 was primarily comprised of $83.2 million of payments received from our preferred equity investment and mortgage and other loans receivable and $2.2 million in net proceeds from real estate sales, partially offset by $57.0 million in acquisitions of real estate and investments in real estate mortgage loans and $6.3 million of purchases of equipment, furniture and fixtures and improvements to real estate.
Our cash flows provided by financing activities for the nine months ended September 30, 2021 were primarily comprised of $400.0 million of proceeds from the issuance of the Notes, $30.0 million in net borrowings under our Amended Credit Facility and $22.9 million of net proceeds from the issuance of common stock under the ATM Program, partially offset by $300.0 million of payments to redeem the 2025 Notes, $75.1 million in dividends paid, $14.1 million in payments on debt extinguishment and deferred financing costs and a $1.3 million net settlement adjustment on restricted stock. Our cash flows used in financing activities for the nine months ended September 30, 2020 were primarily comprised of $69.3 million in dividends paid, a $2.0 million net settlement adjustment on restricted stock, $0.4 million paid for common stock offering related costs and $60.0 million in net repayments under our Amended Credit Facility.
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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and all of CareTrust’s existing and future subsidiaries (other than the Issuers) that guarantee obligations under the Amended Credit Facility; provided, however, that such guarantees are subject to automatic release under certain customary circumstances. See Note 6, Debt, for additional information.

The indenture governing the Notes requires CareTrust REIT and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indenture also contains customary events of default.
As of September 30, 2021, we were in compliance with all applicable financial covenants under the indenture governing the Notes.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2021, we had $200.0 million outstanding under the Term Loan and $80.0 million outstanding under the Revolving Facility.
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
As of September 30, 2021, we were in compliance with all applicable financial covenants under the Amended Credit Agreement.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 years
2028 Senior unsecured notes payable (1)	$509,103	$16,103	$31,000	$31,000	$431,000
Senior unsecured term loan (2)	214,020	3,221	6,433	204,366	—
Unsecured revolving credit facility (3)	82,550	1,878	80,672	—	—
Operating leases	3,597	266	176	104	3,051
Total	$809,270	$21,468	$118,281	$235,470	$434,051

(1)Amounts include interest payments of $109.1 million.
(2)Amounts include interest payments of $14.0 million.
(3)Amounts include payments related to the credit facility fee of $1.3 million and interest payments of $1.3 million.
Capital Expenditures
Capital expenditures for each property leased under our triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require us to finance certain capital expenditures up to an aggregate of 20% of our initial investment in such property, subject to a corresponding rent increase at the time of funding. For our other triple-net master leases, subject to approval by us, the tenants may request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding and which are subject to tenant compliance with the conditions to our approval and funding of their requests. As of September 30, 2021, we had committed to fund certain capital improvements at certain triple-net leased facilities totaling $11.7 million, of which $10.4 million is subject to rent increase at the time of funding. We expect the majority of the funding of these commitments to be completed over the next one to two years.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 10, 2021, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions. The interest rates applicable to loans under the Revolving

Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of September 30, 2021, we had a $200.0 million Term Loan outstanding and had $80.0 million outstanding under the Revolving Facility.
An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. When LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of September 30, 2021 described above and the interest rates applicable to our outstanding debt at September 30, 2021, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.1 million for the nine months ended September 30, 2021.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not repurchase any shares of our common stock under the Repurchase Program during the three months ended September 30, 2021 and $150.0 million remains available for the repurchase of shares of our common stock under the Repurchase Program as of September 30, 2021. The Repurchase Program may be modified, discontinued or suspended at any time.

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

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2019, is incorporated herein by reference).

22.1	List of Subsidiary Issuers and Guarantors of CareTrust REIT, Inc. (Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q, filed on May 7, 2020, is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
November 8, 2021	By:	/s/ Gregory K. Stapley
Gregory K. Stapley
Chief Executive Officer (duly authorized officer)

November 8, 2021	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)