Form 10-K
period 2021-12-31
CareTrust REIT, Inc.
filed 2022-02-16
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
As of February 15, 2022, there were 97,049,319 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2021, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the COVID-19 pandemic, including the risk of additional surges of COVID-19 infections due to the rate of public acceptance and efficacy of COVID-19 vaccines or to new and more contagious and/or vaccine resistant variants, and the measures taken to prevent the spread of COVID-19 and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (iv) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (v) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vi) the ability to generate sufficient cash flows to service our outstanding indebtedness; (vii) access to debt and equity capital markets; (viii) fluctuating interest rates; (ix) the ability to retain our key management personnel; (x) the ability to maintain our status as a real estate investment trust (“REIT”); (xi) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiii) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
TENANT INFORMATION
This Annual Report on Form 10-K includes information regarding certain of our tenants that lease properties from us, some of which are not subject to SEC reporting requirements. The Ensign Group, Inc. (“Ensign”), The Pennant Group, Inc. (“Pennant”) and Assisted 4 Living, Inc., the parent company of Trillium Healthcare Group (“Trillium”), are subject to the reporting requirements of the SEC and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. You are encouraged to review Ensign, Pennant’s and Assisted 4 Living, Inc.’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.
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
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2021, CareTrust REIT’s real estate portfolio consisted of 227 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,650 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2021, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
From January 1, 2021 through February 16, 2022, we acquired five SNFs and four multi-service campuses for approximately $192.5 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $13.9 million and an initial blended yield of approximately 7.4%. In addition, we acquired two ALFs for approximately $12.4 million, which includes capitalized acquisition costs. We are in the process of identifying an operator for the two ALFs, which are currently not operational. From January 1, 2021 through February 16, 2022, we sold one SNF and one land parcel, resulting in a net loss on sale of property of $0.1 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, and secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties. We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.
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
•Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,700 facilities as of December 2016, as compared with over 16,700 facilities as of December 2000. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and assisted living providers due to the shift of patient care to lower cost settings and an aging population.
•Increased Demand Driven by Aging Populations. As seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. The 2020 U.S. Census reported that there were over 56 million people in the United States in 2020 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2020 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $196.8 billion in 2020, which includes federal expenditures in response to the COVID-19 pandemic, to approximately $266 billion in 2028. Although skilled nursing and seniors housing occupancy rates have declined during the COVID-19 pandemic, we believe that these trends in population will support an increasing demand for skilled nursing services in the long-term, which in turn will likely support an increasing demand for the services provided within our properties.
Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types as of December 31, 2021:
•Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2021, our portfolio included 184 SNFs, 24 of which are located on campuses that also have ALFs or ILFs, which we refer to as multi-service campuses (see below under “Multi-Service Campuses”).
•Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. The level of personal assistance that may be provided at ALFs is based in part on state regulations. Since states often apply differing license classifications, and standards, regulatory requirements may differ significantly between states. As of December 31, 2021, our portfolio included 41 ALFs, some of which also contain independent living and memory care units. Included in the 41 ALFs is one ALF classified as held for sale as of December 31, 2021.
•Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities and are not licensed to provide healthcare services to residents. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, typically an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on site security and emergency response programs. As of December 31, 2021, our portfolio included 2 ILFs.
•Multi-Service Campuses. Multi-service campuses generally include some combination of co-located SNFs, ALFs, ILFs, and/or memory care units all housed at a single location and operated as a continuum of care. We also refer to continuing care retirement communities as multi-service campuses. These facilities are often marketed as an opportunity for residents to “age in place,” and tend to attract couples where the individuals may require or benefit from differing levels of care. As of December 31, 2021, our portfolio included 24 facilities that we classify as multi-service campuses.
Our portfolio of SNFs, ALFs, ILFs and multi-service campuses is broadly diversified by geographic location throughout the United States, with concentrations in California, Texas, Louisiana, Idaho and Arizona based on rental income.
Significant Master Leases
As of December 31, 2021, we leased 95 facilities to subsidiaries of Ensign, which have a total of 10,148 operational beds. We have leased a significant number of our properties to subsidiaries of Ensign on a triple-net basis under eight long-term leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography (each an “Ensign Master Lease” and collectively, the “Ensign Master Leases”). The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At Ensign’s option, each Ensign Master Lease may be extended for up to three five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the applicable Ensign Master Lease. During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements, each of which contains a purchase option. As of December 31, 2021, annualized contractual rental income from the Ensign Master Leases was $59.7 million, and annualized contractual rental income from all Ensign leases was $63.5 million, representing 31% and 33% of total annualized contractual rental income, respectively. Rent is escalated annually in June under the Ensign Master Leases, and in December for the four additional facilities leased to Ensign, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. The Ensign Master Leases are guaranteed by Ensign and contain cross-default provisions. The obligations under the lease agreements for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases.
As of December 31, 2021, 15 of our properties were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”), and have a total of 2,144 operational beds. The PMG Master Lease commenced on December 1, 2016, and provides for an initial term of fifteen years, with two five-year renewal options. As of December 31, 2021, annualized contractual rental income from the PMG Master Lease was $28.9 million, representing 15% of total annualized contractual rental income.
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
We monitor the creditworthiness of our tenants by evaluating the ability of the tenants to meet their lease obligations to us based on the tenants’ financial performance, including the evaluation of any guarantees of tenant lease obligations. The primary basis for our evaluation of the credit quality of our tenants (and more specifically the tenants’ ability to pay their rent obligations to us) is the tenants’ lease coverage ratios. These coverage ratios compare (i) earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage, and (ii) earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent coverage. We utilize a standardized 5% management fee when we calculate lease coverage ratios. We obtain various financial and operational information from our tenants each month. We regularly review this information to calculate the above-described coverage metrics, to identify operational trends, to assess the operational and financial impact of the changes in the broader industry environment (including the potential impact of government reimbursement and regulatory changes), and to evaluate the management and performance of the tenants’ operations. These metrics help us identify potential areas of concern relative to our tenants’ credit quality and ultimately the tenants’ ability to generate sufficient liquidity to meet their ongoing obligations, including their obligations to continue paying contractual rents due to us and satisfying other financial obligations to third parties, as prescribed by our triple-net leases.

Properties by Type:
The following table displays the geographic distribution of our facilities and the related number of beds and units available for occupancy by property type, as of December 31, 2021. The number of beds or units that are operational may be less than the official licensed capacity.

	Total		SNFs		Multi-Service Campuses		ALFs and ILFs
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
TX	43	5,472	37	4,694	3	536	3	242
CA	40	4,856	27	3,048	8	1,359	5	449
ID	17	1,474	16	1,405	1	69	—	—
IA	15	970	13	801	2	169	—	—
UT	13	1,374	9	913	1	272	3	189
OH	13	1,320	9	736	4	584	—	—
AZ	11	1,352	8	986	—	—	3	366
WA	11	1,024	10	922	—	—	1	102
LA	8	1,164	7	949	1	215	—	—
IL	8	768	7	640	1	128	—	—
CO	7	779	5	511	—	—	2	268
NE	5	366	3	220	2	146	—	—
VA	5	302	—	—	—	—	5	302
FL	4	420	—	—	—	—	4	420
MI	4	189	—	—	—	—	4	189
NV	3	304	1	92	—	—	2	212
MT	3	259	3	259	—	—	—	—
WI	3	206	—	—	—	—	3	206
NC	2	104	—	—	—	—	2	104
NJ	2	98	—	—	—	—	2	98
MN	2	62	—	—	—	—	2	62
IN	1	162	—	—	—	—	1	162
MD	1	120	—	—	—	—	1	120
NM	1	116	1	116	—	—	—	—
GA	1	105	1	105	—	—	—	—
ND	1	83	1	83	—	—	—	—
SD	1	81	1	81	—	—	—	—
WV	1	67	—	—	1	67	—	—
OR	1	53	1	53	—	—	—	—
Total	227	23,650	160	16,614	24	3,545	43	3,491

Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2021 and 2020. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds are included in the computation following the date of acquisition, or through the date of disposition, only). In addition, the following table excludes the two non-operational ALFs while we identify an operator.

	Year Ended December 31,
Property Type	2021	2020
Facilities Leased to Tenants: (1)
SNFs	69%	75%
Multi-Service Campuses	66%	73%
ALFs and ILFs	73%	86%
Facilities Operated by CareTrust REIT:(2)
ILFs	—%	91%

(1)    Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.
(2)    As of December 31, 2021, we did not own and operate any ILFs. Occupancy data for the year ended December 31, 2020 includes the one ILF we owned and operated that was sold in November 2020.

Property Type - Rental Income:
The following tables display the annual rental income for each property type leased to third-party tenants for the years ended December 31, 2021 and 2020 and total beds/units for each property type as of December 31, 2021 and 2020.

	For the Year Ended December 31, 2021		As of December 31, 2021
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$133,380	70%	16,614
Multi-Service Campuses	30,440	16%	3,545
ALFs and ILFs	26,375	14%	3,491
Total	$190,195	100%	23,650

	For the Year Ended December 31, 2020		As of December 31, 2020
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$127,200	73%	16,238
Multi-Service Campuses	21,517	13%	2,923
ALFs and ILFs	24,895	14%	3,305
Total	$173,612	100%	22,466

Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2021 and 2020 (dollars in thousands).

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
State	Rental Income	Percent of Total	Rental Income	Percent of Total
CA	$47,304	25%	$36,853	21%
TX	38,127	20%	33,276	19%
LA	16,322	9%	16,022	9%
ID	13,917	7%	13,482	8%
AZ	12,652	7%	12,466	7%
OH	9,071	5%	9,225	5%
UT	7,453	4%	7,289	4%
CO	5,642	3%	5,561	3%
IA	5,322	3%	4,672	3%
WA	4,936	3%	5,201	3%
IL	4,893	3%	4,824	3%
VA	3,449	2%	3,248	2%
MI	3,081	2%	5,729	3%
WI	3,045	2%	2,937	2%
MT	2,128	1%	1,079	1%
NV	2,123	1%	2,092	1%
FL	1,681	1%	1,572	1%
NC	1,135	1%	1,107	1%
MN	1,038	1%	366	*
NM	1,023	*	1,008	1%
NE	970	*	956	1%
GA	949	*	810	*
SD	917	*	905	1%
IN	855	*	829	1%
WV	727	*	714	*
MD	588	*	567	*
ND	448	*	442	*
OR	399	*	380	*
NJ	—	*	—	*
Total	$190,195	100%	$173,612	100%
•Represents less than 1%
ILFs Operated by CareTrust REIT:
In November 2020, we sold our one remaining owned and operated ILF to a third party leaving us with no remaining owned and operated ILFs at December 31, 2020 or December 31, 2021.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs. We are currently looking at expanding our investments into behavioral health facilities in 2022, and we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are located in 29 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.

Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 29 different states, with concentrations in California, Texas, Louisiana, Idaho and Arizona based on rental income. The properties in any one state do not account for more than 25% of our total rental income as of December 31, 2021. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
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
Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 32% of our 2021 rental income, exclusive of operating expense reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
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
Experienced Management Team. David M. Sedgwick was appointed as our Chief Executive Officer effective January 1, 2022, succeeding Gregory K. Stapley in that role. At the time of his appointment, Mr. Sedgwick was serving as our President, a role he had filled since February 2021, and he continues to hold that title. He previously served as our Chief Operating Officer from August 2018 through 2021, and as our Vice President-Operations from CareTrust’s launch as an independent public company in 2014 to 2018. Mr. Sedgwick has more than 20 years of experience in the skilled nursing and seniors housing industry. Mr. Sedgwick’s President, Chief Operating Officer and Vice President duties regularly involved him in matters related to new investments, asset management, tenant relations, portfolio management, portfolio optimization, investor relations and capital markets activities for the Company. Prior to joining CareTrust, Mr. Sedgwick served as the Chief Human Capital Officer and President of Facility Services at Ensign. Mr. Sedgwick has been a licensed nursing home administrator since 2001.
Gregory K. Stapley was named as our Executive Chairman effective January 1, 2022, a role that we expect he will fulfill during an approximately six-month transition period, following which he and his wife Deborah will commence a three-year, full-time volunteer leadership assignment overseeing one of the approximately 400 worldwide missions of The Church of Jesus Christ of Latter-day Saints. He served as our President and Chief Executive Officer from 2013 to 2021, and as Chairman of the Board from 2014 to the present. Mr. Stapley has more than 30 years of experience in the acquisition, development, financing and disposition of real estate including healthcare facilities and office, retail and industrial properties, including nearly 15 years at Ensign where he was a co-founder and was instrumental in assembling the portfolio that we now lease to Ensign and Pennant.
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

Flexible UPREIT Structure. We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held through the Operating Partnership. Conducting business through the Operating Partnership allows us flexibility in the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units, which provides property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure allows us to acquire assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations.
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
The key components of our business strategies include:
Diversify Asset Portfolio. We diversify through the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities and strategically investing in new developments with options to acquire the developments at stabilization. We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of SNFs, ALFs and ILFs. We are currently looking at expanding our investments into behavioral health facilities in 2022, and we may determine in the future to expand our acquisitions to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors.
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
Sustainability and Corporate Social Responsibility
As a healthcare-focused REIT, our assets are an integral part of the overall healthcare continuum in the communities that our tenants serve. We believe that environmental sustainability is an important part of our commitment to helping people live and age well in those communities. We are working to implement sustainable practices in our corporate offices and to provide tenant education, support and incentives to make sustainable improvements at our net-leased properties.
In 2020, we published our inaugural annual Corporate Responsibility Report (our “ESG Report”) as part of our ongoing commitment to provide regular reporting on our environmental, social and governance (“ESG”) priorities. Our ESG Report outlines our high priority ESG initiatives and goals for our company and our property portfolio. Also in 2020, we published our Tenant Code of Conduct & Corporate Responsibility (our “Tenant ESG Program”). The Tenant ESG Program provides our eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more.
During 2020, with the assistance of Goby, our ESG consultant, we designed a monitoring plan to collect key environmental data from a pilot group of 50 of our net-leased properties. The plan’s objective was to begin benchmarking energy and water usage and the impact of our facilities on greenhouse gas emissions and climate change. During 2021, we implemented the plan’s monitoring systems and began collecting data for this pilot group. We expect the data to help us identify the most promising opportunities for improvement in our portfolio, set informed ESG goals and measure progress over time. In addition, as a landlord and capital supplier to a key segment of the healthcare industry, we will seek further opportunities to encourage and incentivize fair and healthy work environments for healthcare workers and suitable living conditions for patients and residents, and to promote diversity, inclusion and the ethical treatment of employees, residents, patients and others wherever our activities and influence can be felt.
The foregoing principles and additional ESG initiatives are reflected in our Environmental, Social and Governance policy adopted on October 29, 2021, and previously published Policy on Human Capital, Policy on Human Rights and Responsibilities, Policy on Environmental Sustainability and our proprietary Tenant ESG Program. All of these policies are located on the Investor Relations section of our website at www.caretrustreit.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.
Governance
Our corporate governance structure was carefully crafted to align with the interests of our investors and other stakeholders with a core leadership team that has over 65 years of collective experience as operators and investors. The members of our board of directors each bring deep expertise in healthcare, real estate, investing, accounting, and/or business development. In this oversight role, our board of directors serves as the ultimate decision-making body of our company, except for those matters reserved to or shared with our stockholders.
Human Capital Resources
Our employees are the heart of our company. Our Policy on Human Capital reflects our commitment to the dignity and rights of all people, especially our employees and others whose professional lives may be impacted by our properties and business activities. It represents a critical commitment to, and investment in, the current and long-term health and well-being of our organization and its people. We believe our success depends on our ability to attract, develop and retain key personnel. Our core philosophies and policies in this regard include:
Compensation and Benefits. The skills, experience and industry knowledge of key employees significantly benefit our performance. We believe we offer competitive compensation (including salary, incentive bonus and equity) and benefits packages (including a 401(k) plan with a fixed employer contribution, Flexible Spending Accounts (FSAs), employer-funded employee assistance program (EAP), a generous vacation, holiday and personal time off policy, and an array of voluntary benefits options and other benefits for employees and their families). Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders.
As of December 31, 2021, we employed 16 full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement. At the onset of the COVID-19 pandemic, we temporarily closed our corporate office and most of our employees were working remotely; however, we have since reopened our corporate office with continued workforce flexibility to promote employee safety.
Retention and Turnover. Recruiting, hiring, training and retaining excellent employees is a high priority for us. These activities carry real and substantial costs, which we regard as a meaningful investment in our workforce and our company. We believe that employee turnover is costly in direct and indirect ways, and we are committed to employee retention and satisfaction. During the year ended December 31, 2021, we experienced turnover of two full-time employees, excluding our executive officers. In addition, during the year ended December 31, 2021, we announced plans to transition the role of our Chief Executive Officer from Mr. Stapley to Mr. Sedgwick, effective January 1, 2022.
Training and Education. CareTrust’s culture values continuous learning, improvement and professional development. This helps our employees to keep their skills current and to adapt to new responsibilities and emerging market needs. CareTrust provides financial support for professional associate dues and memberships, continuing education credits, and fees and travel expenses to attend relevant conferences and seminars.
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
The scope of prohibited payments in the Anti-Kickback Law is broad. The U. S. Department of Health and Human Services (“HHS”) has promulgated regulations which describe certain “safe harbor” arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. An arrangement that fits squarely into a safe harbor is immune from prosecution under the Anti-Kickback Statute. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many SNFs, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful and unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers entering into these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law and may be subject to significant liability should an arrangement that does not fully satisfy a safe harbor be determined to be illegal. On November 20, 2020, HHS promulgated significant new Anti-Kickback Law regulations, including changes to existing safe harbors and the creation of new safe harbors, in an effort to reduce regulatory burden and incentivize coordinated care, including value-based arrangements.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) serves as the primary vehicle for comprehensive healthcare reform in the United States. Efforts initiated by the previous administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation including the successful repeal of the penalty associated with the individual mandate of the Affordable Care Act, continue to cast uncertainty on the future of the Affordable Care Act. For example, on December 14, 2018, a U.S. District Court in Texas ruled the Affordable Care Act unconstitutional in its entirety. This decision was appealed, and on December 18, 2019, the Fifth Circuit Court of Appeals ruled that the Affordable Care Act’s individual mandate was unconstitutional but remanded the case for further analysis. The decision was appealed, and on June 17, 2021, the Supreme Court of the United States ruled that the plaintiffs lacked standing to challenge the Affordable Care Act’s minimum essential coverage provision. These types of challenges may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.
Given the divided nature of Congress, it is unclear whether Congress will successfully expand health insurance coverage and assess alternative health care delivery and payment systems. For example, on November 19, 2021, the United States House of Representatives passed the Build Back Better Act, H.R. 5376, 117th Cong. (2021) (“BBB”), which, among other things, would extend the subsidies available to certain individuals who purchase marketplace coverage pursuant to the Affordable Care Act, expand access to the Affordable Care Act marketplace healthcare plans for individuals living in certain states, and increase the federal Medicaid matching funds for certain home and community-based services. Though the Democratic Party currently controls the United States House of Representatives (by a slim majority) and Senate (by virtue of the Vice President casting the tie-breaking vote), it is unclear whether BBB will ultimately become law because BBB, which the Democrats have attempted to pass via Congress’s budget reconciliation process, may not have the support of enough Democratic senators.
Other healthcare reform legislation would likely require at least some support from both Republican and Democratic lawmakers to become law. At this time, it is uncertain whether any additional healthcare reform legislation will ultimately become law and we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on our business. If our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligations to us. Expansion of health insurance coverage to more citizens could have a positive financial impact on our tenants and their ability to satisfy their obligations to us.
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
In August 2017, the HHS Office of Inspector General (“OIG”) issued a preliminary report regarding quality of care concerns by operators of SNFs. In its report, the OIG determined that CMS has inadequate procedures in place to ensure that incidents of potential abuse or neglect of Medicare beneficiaries residing in SNFs are identified and reported. The report was issued in connection with the OIG’s ongoing review of potential abuse and neglect of Medicare beneficiaries residing in SNFs.
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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2021, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.
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
Because all of our properties are operated by our tenants pursuant to triple-net master leases, we are unable to directly implement strategic business decisions regarding the daily operation and marketing of these properties. While we have rights as the property owner under our triple-net leases and monitor our tenants’ and operators’ performance, we may have limited recourse under our master leases if we believe that a tenant or operator is not performing adequately, and any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which in turn, could adversely affect their ability to make rental payments to us and otherwise adversely affect our results of operations, including our ability to repay our outstanding indebtedness or our ability to pay dividends to our stockholders as required to maintain our REIT status. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that our tenants will have sufficient assets, income and financing to enable them to satisfy their contractual lease payment or indemnification obligations.
Ensign leases or provides a guaranty for a significant portion of our properties. As of December 31, 2021, properties leased to Ensign represented $63.5 million, or 33%, of total annualized contractual rental income, and properties leased to Pennant under the Pennant Master Lease for which Ensign provides a guaranty (the “Pennant Guaranty”) represented $8.0 million, or 4%, of our rental income, exclusive of operating expense reimbursements, on an annualized run-rate basis. Ensign’s inability or unwillingness to meet its lease obligations or its obligations pursuant to the Pennant Guaranty could materially adversely affect our business, financial position or results of operations. In addition, Ensign’s inability to satisfy its other lease obligations including payment of insurance, taxes and utilities, could materially and adversely affect the condition of the properties leased to Ensign as well as Ensign’s business, financial position and results of operations. Accordingly, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
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
Long-term care residents are at high risk for infection and severe illness or possible death from COVID-19 due to their advanced age, likelihood of underlying medical conditions, and the group living setting of long-term care facilities. To date, there have been significant COVID-19 outbreaks in long-term care facilities all over the world. These outbreaks have affected not only the residents, but also the health care providers and visitors to these facilities. The COVID-19 pandemic led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread. These measures imposed restrictions on movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although most of these restrictions have been lifted or scaled back, resurgences of COVID-19 and the emergence of new variants thereof have resulted in the re-imposition of certain restrictions and requirements, including restrictions imposed on unvaccinated individuals and employee vaccine mandates, and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19.
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
The COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties, some of which have adversely affected our business, and all of which could materially adversely affect our business, results of operations and financial condition, including the following:

•the inability of our tenants to pay contractual rent in full, on a timely basis or at all due to increases in operating costs incurred by our tenants or declines in occupancy rates at their facilities, which has adversely impacted and may continue to adversely impact our rental income, and the adverse impact on our rental income when we grant rent deferrals, reductions or other restructurings or accommodations to any of our tenants;
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
•the financial deterioration of one or more of our tenants or borrowers (which has, and could continue to result from, among other reasons (i) increased operating costs and staffing requirements related to compliance with Centers for Disease Control and Prevention (“CDC”) protocols, (ii) increased scrutiny by regulators of infection control and prevention measures, (iii) potential repayments of relief funds received by tenants as changes in federal guidelines are published and potential false claims act and whistleblower liability for violations of relief fund terms and conditions, (iv) nursing or other staffing shortages exacerbated by the pandemic, including due to vaccine mandates imposed on such nursing or other staff; or (v) decisions by elderly individuals to avoid or delay entrance into assisted living and other long-term care facilities in order to minimize their potential for exposure to COVID-19 in group living situations), which may result in such tenant(s) experiencing insolvency or initiating bankruptcy or similar proceedings which adversely affect our ability to collect rent or interest payments from such tenants and result in increased costs to us;
•increased costs or delays that we have incurred, and may continue to incur, if we need to reposition or transition any of our currently-leased properties to another tenant or operator, which have adversely impacted, and may continue to adversely impact, our revenues and results of operations;
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
•complete or partial closures of, or other operational issues at, one or more of our properties resulting from government actions or directives, which may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators;
•material increases in COVID-19 related claims and litigation against nursing home and seniors housing operators (whether by residents, employees, contractors, suppliers, etc.) causing their insurance coverage to increase to levels which could negatively impact their financial performance and ability to meet their contractual lease obligations to us;
•limitations on our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings or refinancings or other forms of capital raising, including issuances under our ATM Program (as defined below), and which could adversely impact our ability to make new property investments;
•our ability to continue to make cash distributions to our stockholders commensurate with historical levels; and
•our ability to repay outstanding debt or maintain compliance with covenants under our Amended Credit Facility (as defined below) and the indenture governing our Notes.
The Public Readiness and Emergency Preparedness Act (the “PREP Act”), enacted in 2005, authorizes the HHS Secretary to issue a declaration to provide liability immunity to certain individuals and entities, including health care providers, against any claim of loss caused by, arising out of, relating to, or resulting from the manufacture, distribution, administration or use of medical countermeasures, including a qualified pandemic, except for cases involving willful misconduct. The HHS Secretary first declared on January 31, 2020 that a public health emergency exists under the PREP Act in connection with the COVID-19 pandemic, which triggered the PREP Act provisions. A declaration lasts until the HHS Secretary declares that the public health emergency no longer exists or upon the expiration of the 90-day period beginning on the date that the HHS Secretary declared a public health emergency exists, whichever occurs first. The HHS Secretary has renewed this declaration multiple times, and it is currently set to be in force through April 16, 2022. The PREP Act is intended to protect health care providers, including many of our tenants, operators or borrowers, from liability for using or administering medical devices or medications that have been sanctioned on some level, even if not formally approved by the United States Food and Drug Administration or CDC. The PREP Act is especially important for our tenants that want to offer treatment options to their residents who test positive for COVID-19. If courts do not enforce the provisions of the PREP Act to provide liability immunity for certain health care providers, such as nursing home and seniors housing operators, or if the Biden administration scales back or rescinds any previous declarations to invoke the PREP Act, our tenants, operators or borrowers, the financial performance of our tenants, operators or borrowers and ability to meet their contractual obligations to us could be adversely affected.
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
In addition, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. If we experience a significant number of properties not under a lease due to the inability to find suitable replacement tenants or successfully reposition the property, our operating expenses could increase significantly. Even after a suitable replacement tenant or operator has taken over operation of a property, it may still take an extended period of time before such property is fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
We regularly review, evaluate, engage in discussions regarding, and pursue acquisitions of properties and seek other strategic opportunities in the ordinary course of business in order to maximize stockholder value. We may devote a significant amount of our management resources to, and incur significant costs in connection with, such transactions, which may not result in definitive agreements or the completion of any transaction and could negatively impact our operations. In addition, there is no assurance that we will fully realize the potential benefits of any past or future acquisition or strategic transaction.
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
The healthcare industry is highly competitive. The occupancy levels at, and results of operations from, our facilities are dependent on our ability and the ability of our tenants to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants face an increasingly competitive labor market for skilled management personnel and nurses together with Medicaid reimbursement in some states that does not cover the full cost of caring for residents. Significant turnover, or a shortage of nurses or other trained personnel or general inflationary pressures on wages, may force tenants to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants to attract and retain qualified personnel could reduce the revenues of our tenants and their ability to meet their obligations to us.
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
We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. As demonstrated by the Democratic majority’s attempt to pass BBB, we believe that efforts may be made to, among other things: (i) repeal much of the deregulation and regulatory changes made to the Affordable Care Act during the Trump administration; (ii) expand health insurance coverage to more individuals, potentially by enacting legislation creating a single-payor health insurance model; and (iii) transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures will be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. We also believe that additional resources may be dedicated to regulatory enforcement, which could increase our tenants’ costs of doing business and negatively impact their ability to pay their rent obligations to us. Additional stimulus funding for state and local governments may have a positive impact on our tenants because it may alleviate some pressures on state and local governments to reduce overall Medicaid expenditures.
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
If we or our tenants fail to adhere to applicable privacy and data security laws, or experience a data security incident or breach, this could have a material adverse effect on us or on our tenants’ ability to meet their obligations to us.
We and our tenants are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information as discussed in “Government Regulation, Licensing and Enforcement - Privacy, Security and Data Breach Notification Laws” in Item 1 of this Annual Report on Form 10-K. Failure to comply with these requirements could have a materially adverse effect on us and the ability of our tenants to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants to incur significant compliance costs. In addition, the cost and operational consequences of responding to cybersecurity incidents and breaches and implementing remediation measures could be significant.
While we and our tenants maintain various security controls, there is a risk of data security incidents or breaches resulting from unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems. The trend toward increased remote work and rapid implementation of telehealth within the health care industry in response to the pandemic may have created new or increased cyber risks. Cyber incidents range from individual attempts to gain unauthorized access to our IT systems to sophisticated attacks by hacking groups and nation-state actors. Information technology systems are a vital part of the business of our Company and our tenants, and a security incident or breach could result in a material loss of business, business interruption, loss of patient or other critical data, regulatory enforcement, substantial legal liability and reputational harm. Despite the deployment of commercially reasonable efforts and sophisticated techniques to prevent cyber incidents, information systems remain potentially vulnerable because the techniques used by hackers continue to evolve and are designed not to be detected. In fact, some unauthorized access may not be detected for an extended period of time. As a result, we or our tenants may suffer cybersecurity incidents where we or our tenants have implemented cybersecurity protections. A data security incident or breach occurring at or involving the Company could have a material adverse impact on our Company. Where the data security incident or breach occurs at or involves a tenant, this could jeopardize the tenant’s ability to fulfill its obligations to us.

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
We currently operate, and intend to continue to operate, in a manner that will allow us to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We received an opinion of our counsel with respect to our qualification as a REIT in connection with becoming a public company. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinion of our counsel represents only the view of our counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Our counsel has no obligation to advise us or the holders of any of our securities of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of our counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by our counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws, including any tax reform called for by the current presidential administration, might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. For instance, the “Tax Cuts and Jobs Act” (the “Act”) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the Act or administrative guidance interpreting the Act may be forthcoming at any time. We cannot predict the long-term effect of the Act or any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof, whether under the Act or otherwise, could adversely affect an investment in our stock
No prediction can be made regarding whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can we predict what consequences would result from this legislation or regulation. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect.
We could fail to qualify to be taxed as a REIT if income we receive from our tenants is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if the leases are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures or other arrangements. If the leases are not respected as true leases for U.S. federal income tax purposes, we will likely fail to qualify to be taxed as a REIT.
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
As of December 31, 2021, we had approximately $680.0 million of indebtedness, consisting of $400.0 million representing our 3.875% Senior Notes due 2028 (the “Notes”), $200.0 million under our unsecured term loan credit facility (the “Term Loan”) and $80.0 million in borrowings outstanding under our unsecured revolving credit facility (the “Revolving Facility”). High levels of indebtedness could have one or more of the following adverse consequences, among others: require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and acquisitions and other general corporate purposes; require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility; make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Amended Credit Facility (as defined below); increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints; limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all; and require us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.
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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Amended Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance such debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure such debt. The Amended Credit Agreement and the indenture governing the Notes restrict, and market or business conditions may limit our ability to take, these actions. Any debt restructuring or refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
We rely on our subsidiaries for our operating funds.
We conduct our operations through subsidiaries and depend on our subsidiaries for the funds necessary to operate and repay our debt obligations, including funds transfers to us which are necessary to make the payments due under the Notes. The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and all of our existing and future subsidiaries (other than CTR Partnership, L.P. and CareTrust Capital Corp.) that guarantee obligations under the Amended Credit Facility. However, under certain circumstances, one or more of our subsidiaries may be released from, or may not be required to provide, a guarantee of the Notes, and in such circumstances, will not be responsible for any obligations with respect to the Notes. Each of our subsidiaries is a distinct legal entity and has no obligation, contingent or otherwise, to transfer funds to us. In addition, the ability of our subsidiaries to transfer funds to us could be restricted by the terms of subsequent financings.
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
Certain of our existing debt obligations require interest and related payments to vary with the movement of certain indices, and we may incur additional indebtedness in connection with new credit facilities or financing of acquisitions or development activities. Increased interest rates would increase our interest costs for any new debt and our obligations under our Revolving Facility and Term Loan, which could make acquisition financings more costly or lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, interest rate increases could decrease credit access globally, thereby decreasing the amount others are willing to pay for our assets and limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.

Our Amended Credit Agreement uses LIBOR as a reference rate for our Term Loan and Revolving Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. In the U.S., publication of 1-week and 2-month U.S. dollar LIBOR ended on December 31, 2021, and all other U.S. dollar LIBOR tenors will cease on June 30, 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and has proposed a paced market transition plan to SOFR from LIBOR. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Additionally, plans for alternative reference rates for other currencies have also been announced. From time to time, we have material borrowings under our Amended Credit Agreement that are indexed to LIBOR.  We cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. However, if future rates based upon a successor reference rate such as SOFR (or a new method of calculating LIBOR) are higher or more volatile than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
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
We believe these provisions protect our stockholders from coercive or unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to prevent all takeovers, but they may delay, defer or prevent a change of control transaction even if such transaction involves a premium price for our common stock or it is in our stockholders’ best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
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
We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support our business processes, including financial transactions and records, and maintaining personal information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including financial account information. While we have taken steps to protect the security of our information systems, we have, from time to time, experienced cyber incidents of varying degrees, although none of these cyber incidents have had a material adverse impact on our business, financial condition or results of operations. It is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable or proprietary information and any such event could materially and adversely impact our business, financial condition or results of operations. In addition, data security incidents could occur due to unintentional misconfiguration of data management tools and network security systems. Due to the fast pace and unpredictability of cyber threats, measures for addressing cybersecurity risks may become obsolete quickly.
Security breaches, including physical or electronic break-ins, computer viruses, malware, phishing attacks, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks, impersonation of authorized users and similar incidents, can create system disruptions, shutdowns or result in a loss of company assets or unauthorized disclosure of confidential information. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
We have and may in the future incur impairment charges, which could negatively impact our results of operations.
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that an impairment has occurred, we are required to adjust the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, in the three months ended September 30, 2019, we recorded impairment charges of approximately $16.7 million, resulting in a net loss of $10.1 million for the quarter. Such impairment charges may reduce the borrowing base available to us under our Revolving Facility, which may reduce the amounts of cash we would otherwise have available to pay expenses, service other indebtedness and operate our business.
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

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2. Properties

As of December 31, 2021, all of our properties are leased under long-term, triple-net leases, except for two ALFs for which we are in the process of identifying an operator. The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2021 by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal or purchase options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment(1)	Investment	Rent(1)	Total Rent
2024	$15,800	0.8%	$1,492	0.8%
2027	41,896	2.1%	4,792	2.5%
2028	4,909	0.2%	445	0.2%
2029	114,116	5.8%	8,797	4.6%
2030	207,182	10.5%	19,311	10.1%
2031	534,876	27.1%	52,700	27.5%
2032	181,442	9.2%	17,482	9.1%
2033	214,319	10.9%	23,887	12.5%
2034	414,053	21.0%	39,391	20.6%
2036	146,487	7.4%	13,524	7.1%
2038	95,800	5.0%	9,811	5.0%
Total	$1,970,880	100.0%	$191,632	100.0%
 (1)    Amounts exclude properties classified as held for sale as of December 31, 2021.
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
At February 15, 2022, we had approximately 41 stockholders of record.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2021	2020
Ordinary dividend	$0.9411	$0.6435
Non-dividend distributions	0.1039	0.1065
Total taxable distribution	1.0450	0.7500
Distributions allocated from prior tax year(1)	(0.2500)	—
Distributions allocated to subsequent tax year(2)	0.2650	0.2500
Total distributions declared	$1.0600	$1.0000
(1) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2020 and paid in January 2021, of $0.25 per share, was treated as a 2021 distribution for federal income tax purposes.
(2) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2021 and paid in January 2022, of $0.265 per share, will be treated as a 2022 distribution for federal income tax purposes.
Unregistered Sales of Equity Securities
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. We did not repurchase any shares of common stock under the Repurchase Program during the year ended December 31, 2021. The Repurchase Program may be modified, discontinued or suspended at any time.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the SNL U.S. REIT Healthcare Index for the period from December 30, 2016 to December 31, 2021, except for the SNL U.S. REIT Healthcare Index, which was discontinued as of August 2021. Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices at the market close on December 30, 2016 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS, SNL US REIT HEALTHCARE AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
DECEMBER 30, 2016 - DECEMBER 31, 2021
(DECEMBER 31, 2016 = $100)
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

	December 31,
	2016	2017	2018	2019	2020	2021
CareTrust REIT, Inc.	$100.00	$114.04	$132.05	$153.52	$174.50	$188.25
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
RMS	$100.00	$105.07	$100.27	$126.18	$116.62	$166.84
SNL US REIT Healthcare (discontinued as of August 2021)	$100.00	$99.85	$106.24	$129.10	$120.74	$140.45
S&P 500 Real Estate Index	$100.00	$110.85	$108.39	$139.83	$136.80	$199.99

ITEM 6.    [Reserved]

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
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Recent Developments
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Impact of Inflation
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2021, CareTrust REIT’s real estate portfolio consisted of 227 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,650 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2021, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
Recent Developments
COVID-19 Update
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures and other regulatory requirements, as well as labor shortages resulting in limited admissions, reduced occupancy and higher agency expense. To help offset these costs and occupancy declines, various relief programs have been enacted by federal and state governments, which have provided, and we expect will continue to provide, some payments to our tenants, subject to the programs’ respective terms and conditions. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) established a grant program administered by the U.S. Department of Health and Human Services (“HHS”) under which grants have been made available to eligible healthcare providers for healthcare related expenses or lost revenues attributable to COVID-19 (the “Provider Relief Funds”). During the fourth quarter of 2021, HHS closed the application portal for its Phase 4 allocation of approximately $17 billion of Provider Relief Funds and an allocation of approximately $8.5 billion in American Rescue Plan resources for providers serving patients living in rural areas. Our tenants pursued additional funding from these allocations, and we expect that they will pursue any future funding that may become available, although there can be no assurance that our tenants will qualify for, or receive, any Phase 4 or American Rescue Plan, or any future, funding. The estimated federal and state relief approved, received and retained to date by our operators, as reported by our operators, is approximately $171.4 million. At December 31, 2021, two of our operators who received Provider Relief Funds have disclosed that they have returned all or a portion of the Provider Relief Funds issued to them.

HHS recently renewed the COVID-19 Public Health Emergency, and it is currently set to be in force through April 16, 2022, which allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement. The CARES Act also includes a temporary suspension of a 2% Medicare sequestration cut until April 1, 2022, and reduces the cuts from 2% to 1% from April 1 through June 30, 2022. In addition, a temporary increase in Federal Medical Assistance Percentages, which was approved retroactive to January 1, 2020, is effective through March 31, 2022.
At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, at which time we began to see a decline. This decline in occupancy continued through the first quarter of 2021 and remained flat through the fourth quarter of 2021. Occupancy levels at our SNFs, which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, have been on a steady incline through the fourth quarter of 2021. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, overall skilled mix remained slightly elevated in the three months ended December 31, 2021 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy. However, the skilled mix in our SNFs during the three months ended December 31, 2021 was lower than the peak level seen in December 2020, and we anticipate that skilled mix in our SNFs will continue to decline as cases of COVID-19 decline.
The higher operating costs affecting our tenants, and the impact of lower occupancy levels and labor shortages, have adversely impacted and may continue to adversely impact the ability of our tenants to satisfy their rental obligations to us in full or on a timely basis. Provider Relief Funds not previously being made available to our seniors housing facilities has also impacted some of our tenants’ ability to continue to meet some of their financial obligations, as they continue to experience lower occupancy levels and higher operating costs. During the three months ended September 30, 2021, we agreed to provide affiliates of Noble Senior Services and Noble VA Holdings, LLC (collectively, “Noble”), a deferral of the unpaid portion of contractual rent for the months of July, August and September, totaling $1.8 million and representing approximately 4% of our total contractual base rent for the three months ended September 30, 2021. In connection with our agreement to the rent deferral, we also entered into a purchase agreement to acquire two ALFs owned by Noble, which are currently leased back to Noble under a short-term lease agreement upon closing of the acquisition in December 2021 while we pursue other tenants for the long-term. The deferred rent, as well as all contractual rent for the fourth quarter of 2021, was paid in full upon closing of the acquisition of the two facilities in December 2021. One other facility leased to Noble is designated as held for sale at December 31, 2021, and we expect to remove the facility from the applicable master lease following the sale. See Note 3, Real Estate Investments, Net, for additional information. Approximately 100.0% of our contractual rent obligations due for the fourth quarter of 2021, and approximately 93.2% due for January 2022, have been collected from our tenants before considering any cash deposits on-hand from which we may offset any shortfalls in rent received. In connection with our ongoing review and monitoring of our investment portfolio and the performance of our tenants, we plan to pursue the sale, re-tenanting, or repurposing of up to 32 assets in fiscal 2022, representing approximately 10% of contractual cash rent.
Federal laws and regulations related to COVID-19 vaccine mandates may increase operating costs of our tenants if those mandates make recruiting and retaining qualified nursing and other personnel more difficult. The Biden-Harris administration issued an Interim Final Rule requiring Medicare and Medicaid-participating facilities and employers with more than 100 employees to mandate their employees to be vaccinated. Some states have also issued their own orders to employers and healthcare providers that may or may not align with federal directives. The legality of both federal and state vaccine mandates will likely be decided by the courts. Until pending laws and regulations related to vaccine mandates are both finalized and adjudicated, our tenants will continue to manage in different ways — from mandating vaccines for all employees to waiting to see how the issue is ultimately resolved. The mandates, as presently written, may cause disruption to tenants’ operations if employees refuse vaccination and are terminated, and our tenants are not able to replace them in a timely manner or experience increased costs to do so.
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
On July 1, 2021 (the “Redemption Date”), the Issuers redeemed all $300.0 million aggregate principal amount of their outstanding 2025 Notes. The 2025 Notes were redeemed at a redemption price equal to 102.625% of the principal amount of the 2025 Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date. During the third quarter of 2021, we recorded a loss on extinguishment of debt of $10.8 million in our consolidated income statements, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs, associated with the redemption of the 2025 Notes.

Recent Dispositions and Assets Held for Sale
From January 1, 2021 through February 16, 2022, we sold one SNF and one land parcel, resulting in a net loss on sale of property of $0.1 million.
During the third quarter of 2021, we met the held for sale criteria on one ALF. As of December 31, 2021, the property continued to be held for sale and the carrying value of $4.8 million is primarily comprised of real estate assets.
Recent Investments
From January 1, 2021 through February 16, 2022, we acquired five SNFs and four multi-service campuses for approximately $192.5 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $13.9 million and an initial blended yield of approximately 7.4%. In addition, we acquired two ALFs for approximately $12.4 million, which includes capitalized acquisition costs. We are in the process of identifying an operator for the two ALFs, which are currently not operational. See Note 3, Real Estate Investments, Net in the Notes to consolidated financial statements for additional information.
At-The-Market Offering of Common Stock
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). In connection with the entry into the equity distribution agreement and the commencement of the ATM Program, our “at-the-market” equity offering program pursuant to our prior equity distribution agreement, dated as of March 4, 2019, was terminated.
The following table summarizes the ATM Program activity for the year ended December 31, 2021 (in thousands, except per share amounts).

For the Year Ended
December 31, 2021
Number of shares	990
Average sales price per share	$23.74
Gross proceeds(1)	$23,505
(1) Total gross proceeds is before $0.3 million of commissions paid to the sales agents during the year ended December 31, 2021 under the ATM Program.
As of December 31, 2021, we had $476.5 million available for future issuances under the ATM Program.

Results of Operations

Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants in the healthcare sector.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2021	2020
	(dollars in thousands)
Revenues:
Rental income	$190,195	$173,612	$16,583	10%
Independent living facilities	—	2,077	(2,077)	(100)%
Interest and other income	2,156	2,643	(487)	(18)%
Expenses:
Depreciation and amortization	55,340	52,760	2,580	5%
Interest expense	23,677	23,661	16	—%
Property taxes	3,574	2,836	738	26%
Independent living facilities	—	1,869	(1,869)	(100)%
General and administrative	26,874	16,302	10,572	65%
Other loss:
Loss on extinguishment of debt	(10,827)	—	(10,827)	*
Loss on sale of real estate	(77)	(37)	(40)	108%
•Not meaningful
Rental income. Rental income was $190.2 million for the year ended December 31, 2021 compared to $173.6 million for the year ended December 31, 2020. The $16.6 million, or 10%, increase in rental income is primarily due to a $14.8 million increase in rental income from real estate investments made after January 1, 2020, a $3.6 million increase from contractual increases in rental rates for our existing tenants, a $0.6 million net increase in cash rents due to lease amendments and a $0.5 million net increase in tenant reimbursements, partially offset by a $1.1 million decrease in lease termination revenue, a $1.0 million decrease from the recovery of previously reversed rent and a $0.8 million decrease in rental income due to the disposal of assets in February 2020 and February 2021.
Independent living facilities. The $2.1 million, or 100%, decrease in revenues from our ILFs was due to the sale of our one remaining ILF to a third party in November 2020. The $1.9 million, or 100%, decrease in expenses from our ILFs was for the same reason indicated for the decrease in revenues.
Interest and other income. Interest and other income decreased $0.5 million, or 18%, for the year ended December 31, 2021 to $2.2 million compared to $2.6 million for the year ended December 31, 2020. The decrease was primarily due to a decrease in interest income of $2.0 million due to the repayment of mortgage loans receivable, partially offset by approximately $1.5 million of interest income related to our mezzanine loan originated in November 2020. See Note 4, Other Real Estate Investments, Net.
Depreciation and amortization. Depreciation and amortization expense increased $2.6 million, or 5%, for the year ended December 31, 2021 to $55.3 million compared to $52.8 million for the year ended December 31, 2020. The $2.6 million increase in depreciation and amortization was primarily due to an increase in depreciation and amortization of $5.7 million related to new real estate investments and capital improvements made after January 1, 2020, partially offset by a decrease in depreciation of $2.7 million due to assets becoming fully depreciated after January 1, 2020 and a decrease in depreciation of $0.4 million related to the disposal of assets in February 2020 and February 2021.
Interest expense. Interest expense was $23.7 million for both the years ended December 31, 2021 and 2020. Interest expense decreased for the year ended December 31, 2021 compared to December 31, 2020 by $1.0 million due to a lower weighted-average interest rate on the term loan and by $7.9 million due to the redemption of the 2025 Notes on July 1, 2021. These decreases were offset by an $8.3 million increase in interest expense related to the issuance of the Notes on June 17,

2021, and a $0.5 million increase in interest expense related to a higher weighted-average debt balance under the Revolving Facility (as defined below), and an increase of $0.1 million in interest expense related to the amortization of deferred financing fees.
Property taxes. Property taxes increased $0.7 million, or 26%, for the year ended December 31, 2021 compared to December 31, 2020. The increase was primarily due to a $0.7 million increase in property taxes due to new real estate investments made after January 1, 2020 and a $0.4 million increase in property taxes due to closing credits realized upon the disposition of assets in February 2020 and the transfer of certain properties to new operators in January 2021 that do not make direct tax payments, partially offset by a decrease of $0.4 million of property taxes due to reassessments and decreased effective tax rates.
General and administrative expense. General and administrative expense increased $10.6 million, or 65%, for the year ended December 31, 2021 to $26.9 million compared to $16.3 million for the year ended December 31, 2020. The increase is primarily related to a $7.1 million increase in stock-based compensation, which includes a $0.9 million out of period adjustment in the fourth quarter of 2021 (see Note 8, Stock-based Compensation, for further information), higher cash wages of $2.3 million, $1.2 million of non-routine transaction costs and an increase of $0.3 million in other administrative costs, partially offset by a decrease of $0.3 million in state and local taxes.
Loss on extinguishment of debt. During the year ended December 31, 2021, we recorded a $10.8 million loss on extinguishment of debt, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs associated with the redemption of the 2025 Notes.
Loss on sale of real estate. During the year ended December 31, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one SNF, partially offset by a $0.1 million gain on sale of real estate related to the sale of a land parcel adjacent to one of our SNFs. During the year ended December 31, 2020, we recorded a $0.1 million loss on sale of real estate related to the sale of six SNFs, partially offset by a $20,000 gain on sale of real estate related to the sale of our last remaining owned and operated ILF.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For discussion related to the results of operations and changes in financial condition for fiscal 2020 compared to fiscal 2019, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2020 Annual Report on Form 10-K, which was filed with the SEC on February 10, 2021.
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
Our short-term liquidity requirements consist primarily of operating and interest expenses directly associated with our properties, including:
•interest expense and scheduled principal payments on outstanding indebtedness;
•general and administrative expenses;
•dividend plans;
•operating lease obligations; and
•capital expenditures for improvements to our properties.
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and seniors housing properties as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Amended Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.

We believe that our expected operating cash flow from rent collections, interest payments on our other real estate investments, and borrowings under our Amended Credit Facility, together with our cash balance of $19.9 million, available borrowing capacity of $520.0 million under the Revolving Facility and availability under the ATM Program, each at December 31, 2021, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. We currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend, any share repurchases under our Repurchase Program (as defined below) and any failure of our operators to pay rent may impact our available capital resources.
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. We did not repurchase any shares of common stock under the Repurchase Program during the year ended December 31, 2021. The Repurchase Program may be modified, discontinued or suspended at any time.
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
We currently are in compliance with all debt covenants on our outstanding indebtedness.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$156,871	$145,735
Net cash used in investing activities	(192,633)	(41,582)
Net cash provided by (used in) financing activities	36,738	(105,561)
Net increase (decrease) in cash and cash equivalents	976	(1,408)
Cash and cash equivalents at beginning of period	18,919	20,327
Cash and cash equivalents at end of period	$19,895	$18,919
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net cash provided by operating activities for the year ended December 31, 2021 was $156.9 million compared to $145.7 million for the year ended December 31, 2020, an increase of $11.1 million. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $11.1 million in cash provided by operating activities for the year ended December 31, 2021 is primarily due to increased rental payments as a result of new investments, partially offset by an increase in cash paid for interest on outstanding indebtedness due to the timing of interest payments, a decrease in interest and other income due to the repayments of our other real estate investments and an increase in cash paid for general and administrative expenses.

Cash used in investing activities for the year ended December 31, 2021 was primarily comprised of $194.0 million in acquisitions of real estate and investments in real estate mortgage and other loans receivable, and $6.0 million of purchases of, and improvements to, equipment, furniture and fixtures and real estate, partially offset by $0.4 million of payments received from our mortgage and other loans receivable and $7.0 million in net proceeds from real estate sales. Cash used in investing activities for the year ended December 31, 2020 was primarily comprised of $123.1 million in acquisitions of real estate, investments in real estate mortgage and other loans receivable and escrow deposits for potential acquisitions, and $8.3 million of purchases of, and improvements to, equipment, furniture and fixtures and real estate, partially offset by $83.3 million of payments received from our preferred equity investment and mortgage and other loans receivable and $6.6 million in net proceeds from real estate sales.

Our cash flows provided by financing activities for the year ended December 31, 2021 were primarily comprised of $393.8 million of net proceeds from the issuance of the Notes, $30.0 million in net borrowings under our Amended Credit Facility and $22.9 million of net proceeds from the issuance of common stock under the ATM Program, partially offset by $307.9 million of payments to redeem the 2025 Notes, $100.8 million in dividends paid, and a $1.3 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the year ended December 31, 2020 were primarily comprised of $93.2 million in dividends paid, a $2.0 million net settlement adjustment on restricted stock, $0.4 million in costs paid for the issuance of common stock and $10.0 million in net repayments under our Amended Credit Facility (as defined below).

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For discussion related to the cash flows for fiscal 2020 compared to fiscal 2019, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2020 Annual Report on Form 10-K, which was filed with the SEC on February 10, 2021.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, the Issuers completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028. The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. As of December 31, 2021, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 6, Debt, to our consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
Our amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
As of December 31, 2021, we had $200.0 million outstanding under the Term Loan and $80.0 million outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 8, 2023, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of our consolidated subsidiaries (unless we obtain certain specified investment grade ratings on our senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of our senior long-term unsecured debt). Interest payments are due quarterly.
As of December 31, 2021, we were in compliance with all applicable financial covenants under the Amended Credit Agreement. See Note 6, Debt, to our consolidated financial statements included in this report for further information about the Amended Credit Agreement.
Capital Expenditures
As of December 31, 2021, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $7.3 million, of which $6.3 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 10, Commitments and Contingencies, to our consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 7, Equity, to our consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our Board of Directors for 2021, 2020 and 2019.
Critical Accounting Estimates
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
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For a discussion of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.
Real Estate Acquisition Valuation. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, our acquisitions of real estate investments generally do not meet the definition of a business, and are treated as asset acquisitions. The assets acquired and liabilities assumed are measured at their acquisition date relative fair values. Acquisition costs are capitalized as incurred. We allocate the acquisition costs to the tangible assets, identifiable intangible assets/liabilities and assumed liabilities on a relative fair value basis. Purchase price allocations contain uncertainties because they require management to make significant estimates and assumptions and to apply judgment to allocate the purchase price of real estate acquired among its components. We assess fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements and integral equipment, furniture and fixtures considers the value of the property as if it was vacant as well as replacement costs, depreciation factors, and other relevant market information. The use of different assumptions in these fair value inputs could significantly affect the reported amounts of the allocation of the acquisition on a relative fair value basis and the related depreciation expense recorded for such assets. If actual results are materially different than the assumptions used to determine fair value of the assets acquired and liabilities assumed, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. Furthermore, if actual results are not consistent with estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our financial position and results of operations. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2021.
Impairment of Long-Lived Assets. At each reporting period, we evaluate our real estate investments to be held and used for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. The most significant inputs to the undiscounted cash flows include, but are not limited to, facility level financial results, a lease coverage ratio, the intended hold period by us, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value.
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
Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. Given the ongoing impacts of COVID-19, the projected cash flows that we use to assess fair value for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our estimate of cash flow projections, we may need to impair some of these assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2021.
Revenue Recognition. We recognize lease revenue in accordance with ASC 842, Leases. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further detail. Our assessment of collectibility of tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment involves significant judgment by management and considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Management’s judgement can impact the timing of write-offs and recovery adjustments. We did not materially change the assumptions used in the analysis during the year ended December 31, 2021.
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
The interest rates applicable to loans under the Revolving Facility are, at our option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). As of December 31, 2021, we had a $200.0 million Term Loan outstanding and there was $80.0 million outstanding under the Revolving Facility.
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
In addition, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. When LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of December 31, 2021 described above and the interest rates applicable to our outstanding debt at December 31, 2021, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.8 million for the year ended December 31, 2021.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2021, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
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
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CareTrust REIT, Inc., and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 16, 2022

ITEM 9B.    Other Information
Not applicable.

ITEM  9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM  10.    Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
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
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
ITEM  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
ITEM  14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

PART IV

ITEM  15.    Exhibit and Financial Statement Schedules

(a)(1)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this report.

(a)(2)	Financial Statement Schedules

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

4.1
Indenture, dated as of June 17, 2021, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, CareTrust REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 17, 2021).

4.2	Form of 3.875% Senior Note due 2028 (included in Exhibit 4.1).

4.3	Specimen Stock Certificate of CareTrust REIT, Inc. (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014).

4.4	Description of CareTrust REIT, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.5 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 20, 2020).

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

ITEM 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARETRUST REIT, INC.

By:	/S/ DAVID M. SEDGWICK
David M. Sedgwick
President and Chief Executive Officer

Dated: February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. SEDGWICK	President and Chief Executive Officer (Principal Executive Officer)	February 16, 2022
David M. Sedgwick
/s/ WILLIAM M. WAGNER	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2022
William M. Wagner
/s/ GREGORY K. STAPLEY	Director	February 16, 2022
Gregory K. Stapley
/s/ ALLEN C. BARBIERI	Director	February 16, 2022
Allen C. Barbieri
/s/ JON D. KLINE	Director	February 16, 2022
Jon D. Kline
/s/ DIANA LAING	Director	February 16, 2022
Diana Laing
/s/ SPENCER PLUMB	Director	February 16, 2022
Spencer Plumb

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated income statements and statements of equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•In addition, we tested the mathematical accuracy of the Company’s undiscounted cash flow analyses.
•We evaluated whether the Company’s assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 16, 2022

We have served as the Company's auditor since 2019.

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets:
Real estate investments, net	$1,589,971	$1,448,099
Other real estate investments	15,155	15,000
Assets held for sale, net	4,835	7,226
Cash and cash equivalents	19,895	18,919
Accounts and other receivables	2,418	1,823
Prepaid expenses and other assets, net	7,512	10,450
Deferred financing costs, net	1,062	2,042
Total assets	$1,640,848	$1,503,559
Liabilities and Equity:
Senior unsecured notes payable, net	$394,262	$296,669
Senior unsecured term loan, net	199,136	198,925
Unsecured revolving credit facility	80,000	50,000
Accounts payable, accrued liabilities and deferred rent liabilities	25,408	19,572
Dividends payable	26,285	24,251
Total liabilities	725,091	589,417
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 96,296,673 and 95,215,797 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	963	952
Additional paid-in capital	1,196,839	1,164,402
Cumulative distributions in excess of earnings	(282,045)	(251,212)
Total equity	915,757	914,142
Total liabilities and equity	$1,640,848	$1,503,559
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$190,195	$173,612	$155,667
Independent living facilities	—	2,077	3,389
Interest and other income	2,156	2,643	4,345
Total revenues	192,351	178,332	163,401
Expenses:
Depreciation and amortization	55,340	52,760	51,822
Interest expense	23,677	23,661	28,125
Property taxes	3,574	2,836	3,048
Independent living facilities	—	1,869	2,898
Impairment of real estate investments	—	—	16,692
Provision for loan losses	—	—	1,076
General and administrative	26,874	16,302	15,158
Total expenses	109,465	97,428	118,819
Other (loss) income:
Loss on extinguishment of debt	(10,827)	—	—
(Loss) gain on sale of real estate	(77)	(37)	1,777
Total other (loss) income	(10,904)	(37)	1,777
Net income	$71,982	$80,867	$46,359
Earnings per common share:
Basic	$0.74	$0.85	$0.49
Diluted	$0.74	$0.85	$0.49
Weighted-average number of common shares:
Basic	96,017	95,200	93,088
Diluted	96,092	95,207	93,098
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2018	85,867,044	$859	$965,578	$(198,190)	$768,247
Issuance of common stock, net	9,100,250	91	195,833	—	195,924
Vesting of restricted common stock, net of shares withheld for employee taxes	135,976	1	(2,525)	—	(2,524)
Amortization of stock-based compensation	—	—	4,104	—	4,104
Common dividends ($0.90 per share)	—	—	—	(84,519)	(84,519)
Net income	—	—	—	46,359	46,359
Balance as of December 31, 2019	95,103,270	951	1,162,990	(236,350)	927,591
Issuance of common stock, net	—	—	(404)	—	(404)
Vesting of restricted common stock, net of shares withheld for employee taxes	112,527	1	(1,996)	—	(1,995)
Amortization of stock-based compensation	—	—	3,812	—	3,812
Common dividends ($1.00 per share)	—	—	—	(95,729)	(95,729)
Net income	—	—	—	80,867	80,867
Balance as of December 31, 2020	95,215,797	952	1,164,402	(251,212)	914,142
Issuance of common stock, net	990,000	10	22,936	—	22,946
Vesting of restricted common stock, net of shares withheld for employee taxes	90,876	1	(1,331)	—	(1,330)
Amortization of stock-based compensation	—	—	10,832	—	10,832
Common dividends ($1.06 per share)	—	—	—	(102,815)	(102,815)
Net income	—	—	—	71,982	71,982
Balance as of December 31, 2021	96,296,673	$963	$1,196,839	$(282,045)	$915,757
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$71,982	$80,867	$46,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	55,394	52,819	51,866
Amortization of deferred financing costs	2,052	1,950	2,003
Loss on extinguishment of debt	10,827	—	—
Amortization of stock-based compensation	10,832	3,790	4,104
Straight-line rental income	(32)	(77)	(1,385)
Adjustment for collectibility of rental income	—	—	11,774
Noncash interest income	(155)	—	(797)
Loss (gain) on sale of real estate	77	37	(1,777)
Interest income distribution from other real estate investment	—	1,346	463
Impairment of real estate investments	—	—	16,692
Provision for loan losses	—	—	1,076
Change in operating assets and liabilities:
Accounts and other receivables	(562)	825	(6,283)
Prepaid expenses and other assets, net	399	387	(495)
Accounts payable, accrued liabilities and deferred rent liabilities	6,057	3,791	2,695
Net cash provided by operating activities	156,871	145,735	126,295
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(192,718)	(89,650)	(321,458)
Purchases of equipment, furniture and fixtures and improvements to real estate	(6,013)	(8,297)	(6,289)
Investment in real estate mortgage and other loans receivable	(1,253)	(30,498)	(18,246)
Principal payments received on real estate mortgage and other loans receivable	393	80,928	24,283
Repayment of other real estate investment	—	2,327	2,204
Escrow deposits for potential acquisitions of real estate	—	(3,000)	—
Net proceeds from sales of real estate	6,958	6,608	3,499
Net cash used in investing activities	(192,633)	(41,582)	(316,007)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	22,946	(404)	195,924
Proceeds from the issuance of senior unsecured notes payable	400,000	—	—
Proceeds from the issuance of senior unsecured term loan	—	—	200,000
Borrowings under unsecured revolving credit facility	220,000	65,000	243,000
Payments on senior unsecured notes payable	(300,000)	—	—
Payments on senior unsecured term loan	—	—	(100,000)
Payments on unsecured revolving credit facility	(190,000)	(75,000)	(278,000)
Payments on debt extinguishment and deferred financing costs	(14,095)	—	(4,534)
Net-settle adjustment on restricted stock	(1,331)	(1,996)	(2,524)
Dividends paid on common stock	(100,782)	(93,161)	(80,619)
Net cash provided by (used in) financing activities	36,738	(105,561)	173,247
Net increase (decrease) in cash and cash equivalents	976	(1,408)	(16,465)
Cash and cash equivalents as of the beginning of period	18,919	20,327	36,792
Cash and cash equivalents as of the end of period	$19,895	$18,919	$20,327
Supplemental disclosures of cash flow information:
Interest paid	$22,838	$21,691	$26,005
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$2,033	$2,568	$3,900
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$599	$1,010
Transfer of pre-acquisition costs to acquired assets	$358	$168	$242
Sale of real estate settled with notes receivable	$—	$32,400	$27,500
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2021, the Company owned and leased to independent operators, 227 skilled nursing, multi-service campuses, assisted living and independent living facilities consisting of 23,650 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2021, the Company also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
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
The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs and recoveries are recorded as decreases

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or increases through rental income on the Company’s consolidated income statements. For the year ended December 31, 2021, the Company did not record any recovery adjustments or write-off adjustments to rental income. For the year ended December 31, 2020, the Company recorded recovery adjustments of $1.0 million and did not recognize any write-off adjustments to rental income. For the year ended December 31, 2019, the Company recorded $11.8 million of write-off adjustments to rental income related to rental income recognized in prior periods. See Note 3, Real Estate Investments, Net for further detail.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Real Estate Investments—Included in other real estate investments on the Company’s consolidated balance sheets at December 31, 2021 and 2020, is one mezzanine loan receivable for which the Company elected the fair value option. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the consolidated income statements. Fair value was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. Interest income is recognized as earned within interest and other income in the consolidated income statements.
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. During the year ended December 31, 2019, the Company determined that the remaining contractual obligations under one other loan receivable were not collectible and recorded a $1.1 million provision for loan losses in the Company’s consolidated income statements.
The Company’s other loans receivable are reflected at amortized cost, net of an allowance for credit loss, on the accompanying consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized discounts, costs and fees directly associated with the origination of the loan.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the balance sheet. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s balance sheet. Amortization of deferred financing costs is classified as interest expense in the consolidated income statements. Accumulated amortization of deferred financing costs was $8.0 million and $9.0 million at December 31, 2021 and 2020, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within other income (loss) in the Company’s consolidated income statements. During the year ended December 31, 2021, the Company recorded a loss on extinguishment of debt of $10.8 million. See Note 6, Debt, for further detail.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees. The Company measures and recognizes compensation expense for all share-based payment awards made to directors, officers and employees based on the grant date fair value, amortized over the requisite service period of the award. Compensation expense for awards with performance-based vesting conditions is recognized based upon the probability that the performance target will be met. Compensation expense for awards with market-based vesting conditions is recognized based upon the estimated number of awards to be earned after considering the Company’s expectation of future performance and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur. Net income reflects stock-based compensation expense of $10.8 million, $3.8 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Recent Accounting Pronouncements— In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). For U.S. Dollar LIBOR, the overnight, one-month, three-month, six-month and one-year LIBOR rates will be discontinued in June 2023, while other U.S. Dollar LIBOR rates were discontinued at the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties at December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Land	$251,787	$205,356
Buildings and improvements	1,622,019	1,477,849
Integral equipment, furniture and fixtures	104,722	97,836
Identified intangible assets	1,257	2,352
Real estate investments	1,979,785	1,783,393
Accumulated depreciation and amortization	(389,814)	(335,294)
Real estate investments, net	$1,589,971	$1,448,099
As of December 31, 2021, 91 of the Company’s 227 facilities were leased to subsidiaries of The Ensign Group, Inc. (“Ensign”) on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014 and were subsequently modified (see “Pennant Spin” below for further information). The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2021, annualized contractual rental income from the Ensign Master leases was $59.7 million and is escalated annually, in June, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements, each of which contains a purchase option. As of December 31, 2021, annualized contractual rental income from the four additional Ensign facilities was $3.8 million and is escalated annually, in December, by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the four additional facilities are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). The obligations under the lease agreements for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases. See below under “Lease Amendments” for further detail on Ensign lease amendments.
As of December 31, 2021, 15 of the Company’s facilities were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”). The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2021, annualized contractual rental income from the PMG Master Lease was $28.9 million and is escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of PMG that are tenants under the PMG Master Lease are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2021, 115 of the Company’s 227 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the CPI (but not less than zero), some of which are subject to a cap, or fixed rent escalators. Two of the Company’s 227 facilities are leased under a short-term lease with an expected term of less than one year as of December 31, 2021, as the Company is currently identifying a long-term operator for these properties.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, was (dollars in thousands):

Year	Amount
2022	$192,897
2023	192,693
2024	191,347
2025	191,319
2026	191,424
Thereafter	1,138,179
$2,097,859
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Next Option Open Date		Option Type(1)	Current Cash Rent(2)
ALF	7	October 2034	1/1/2022	(3)	A	$3,383
SNF	11	November 2030	1/1/2022	(3)	C	4,944
SNF	1	March 2029	4/1/2022		B / C(4)	779
SNF / Campus	2	October 2032	1/1/2023		B	1,028
SNF	4	November 2034	12/1/2024		B	3,796
ALF	2	October 2034	1/1/2026		A	1,598
(1) Option type includes:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place at December 31, 2021.
(3) Option window is open for six months.
(4) Purchase option reflects two option types.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Rental Income
Contractual rent due(1)	$190,100	$171,309	$166,056
Straight-line rent	32	77	1,385
Adjustment for collectibility(2)	—	—	(11,774)
Recovery of previously reversed rent(3)	—	1,047	—
Lease termination revenue(3)	63	1,179	—
Total	$190,195	$173,612	$155,667

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$7.8 million of contractual rent, $3.5 million of straight-line rent and $0.5 million of property tax reimbursements during the year ended December 31, 2019.
(3)During the year ended December 31, 2020, the Company recovered $1.0 million in rental income related to affiliates of Metron Integrated Health Systems (“Metron”) that was previously written off. In addition, in connection with the agreement to terminate its lease agreements with Metron and to sell the facilities to a third-party, the Company received certain lease termination payments from Metron. During the years ended December 31, 2021 and 2020, the Company recognized approximately $0.1 million and $1.2 million in lease termination revenue, respectively.

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the years ended December 31, 2021, 2020 and 2019 (dollar amounts in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)		Number of Properties	Number of Beds/Units(3)
December 31, 2021
Skilled nursing	$57,973	$4,499	(4)	4	509
Multi-service campuses	125,708	8,604	(5)	4	640
Assisted living	12,395	—	(6)	2	98
Total	$196,076	$13,103		10	1,247
December 31, 2020
Skilled nursing	$75,545	$6,453		6	715
Multi-service campuses	6,876	555		1	184
Assisted living	7,396	590		1	62
Total	$89,817	$7,598		8	961
December 31, 2019
Skilled nursing	$254,760	$22,909		17	2,099
Multi-service campuses	59,344	5,203		4	762
Assisted living	12,596	1,031		1	96
Total	$326,700	$29,143		22	2,957
(1)    Purchase price includes capitalized acquisition costs.
(2)    Initial annual cash rent excludes ground lease income.
(3)    The number of beds/units includes operating beds at acquisition date.
(4)    Initial annual cash rent represents initial cash rent for the first twelve months excluding any impact of straight-line rent.
(5)    Initial annual cash rent represents the first twelve months of rent upon commencement of the Company’s long-term net leases, which occurred during the three months ended June 30, 2021, upon the tenant’s receipt of licensing approval and increases to $9.4 million in the second year with CPI-based annual escalators thereafter.
(6)    Initial annual cash rent is zero until transfer of operations upon receipt of licensing approval.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Amendments
Amended Noble Master Leases and New Noble NJ Master Lease. During the three months ended September 30, 2021, the Company did not collect a portion of rent from affiliates of Noble Senior Services and Noble VA Holdings, LLC (collectively, “Noble”). On September 23, 2021, the Company amended its two existing triple-net master leases with Noble. The lease amendment granted a deferral for a total of $1.8 million of unpaid base rent, which represented approximately 4% of the Company’s total contractual base rent for the three months ended September 30, 2021. In connection with its agreement to the rent deferral, the Company also entered into a purchase agreement with Noble to acquire two assisted living facilities owned by Noble. The lease amendment required the deferred rent, as well as all contractual rent for the fourth quarter of 2021, to be paid in full upon the closing of the purchase of the two facilities. The Company closed on the acquisition of the two facilities in December 2021 and the deferred rent, as well as all contractual rent for the fourth quarter of 2021, was paid in full. The two facilities are currently leased back to Noble under a short-term lease agreement while the Company pursues other tenants for the long-term.
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
Premier Partial Lease Termination and Amended Noble VA Master Lease. On March 10, 2021 and July 1, 2021, two assisted living facilities in Wisconsin operated by affiliates of Premier Senior Living, LLC (“Premier”) were transferred to affiliates of Noble VA Holdings, LLC (“Noble VA”). In connection with the transfer, the Company partially terminated the Premier master lease and amended the existing triple-net master lease with Noble VA to include the two assisted living facilities. The Noble VA master lease, as amended, has a remaining term of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the amended Noble VA master lease increased by approximately $1.3 million on March 10, 2021 and approximately $1.0 million on July 1, 2021 and annual cash rent under the partially terminated Premier master lease decreased by approximately the same amount. See above under “Amended Noble Master Leases and New Noble NJ Master Lease” for additional information regarding the Company’s leases with Noble.
Twenty/20 Lease Termination and New Noble VA Master Lease. On December 1, 2020, five assisted living facilities in Virginia operated by Twenty/20 Management, Inc. (“Twenty/20”) were transferred to affiliates of Noble VA. In connection with the transfer, the Company entered into a new triple-net master lease with Noble VA. The lease had an initial term of approximately 14 years as of December 1, 2020, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new lease is approximately $3.2 million. See above under “Amended Noble Master Leases and New Noble NJ Master Lease” for additional information regarding the Company’s leases with Noble.
Pennant Spin. On October 1, 2019, Ensign completed its previously announced separation of its home health and hospice operations and substantially all of its senior living operations into a separate independent publicly traded company through the distribution of shares of common stock of The Pennant Group, Inc. (“Pennant”). As a result of the Pennant Spin, as of October 1, 2019, the Company amended the Ensign Master Leases to lease 85 facilities to subsidiaries of Ensign, which had a total of 8,908 operational beds, and entered into a new triple-net master lease with subsidiaries of Pennant (the “Pennant Master Lease”) to lease 11 facilities, which had a total of 1,151 operational beds. The contractual initial annual cash rent under the Pennant Master Lease was approximately $7.8 million. The Pennant Master Lease carried an initial term of 15 years, with two five-year renewal options and CPI-based rent escalators. The contractual annual cash rent under the amended Ensign

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Master Leases was reduced by approximately $7.8 million. Ensign continues to guarantee obligations under the Ensign Master Leases and the Pennant Master Lease. If Pennant achieves a specified portfolio coverage and continuously maintains it for a specified period, Ensign’s obligations under the guaranty with respect to the Pennant Master Lease would be released.
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
Trio Lease Amendment. On November 4, 2019, the Company amended its existing master lease with affiliates of Trio Healthcare, Inc. (“Trio”), which covered seven facilities based in Dayton, Ohio. The amended lease had a remaining initial term of approximately 13 years as of November 4, 2019, with two five-year renewal options and CPI-based rent escalators. The annual base rent due under the amended lease with Trio was approximately $4.7 million and provides for payment of percentage rent if Trio achieves certain increases in portfolio revenue.
Impairment of Real Estate Investments, Asset Sales and Assets Held for Sale
On September 1, 2019, the Company sold three of the seven skilled nursing properties in Ohio operated by Trillium under the Original Trillium Lease for a purchase price of $28.0 million. During the three months ended September 30, 2019 and prior to the disposition, the Company recorded an impairment expense of approximately $7.8 million. In connection with the sale, the Company provided affiliates of CommuniCare Family of Companies (“CommuniCare”), the purchaser of the three Ohio properties, with a mortgage loan secured by the three Ohio properties for approximately $26.5 million. See Note 4, Other Real Estate Investments, for additional information.
On February 14, 2020, the Company sold six skilled nursing properties in Michigan operated by affiliates of Metron for a purchase price of $36.0 million. During the three months ended September 30, 2019 and prior to the disposition, the Company recorded an impairment expense of approximately $8.8 million related to these properties. In connection with the sale for $36.0 million, the Company received $3.5 million in cash and provided subsidiaries of Cascade Capital Group, LLC (“Cascade”), the purchaser of the properties, with a short-term mortgage loan secured by these properties for $32.4 million. The mortgage loan bore interest at 7.5% and initially had a maturity date of March 31, 2020. In connection with the sale, the Company recognized a loss of approximately $0.1 million during the three months ended March 31, 2020. In April 2020, the mortgage loan was settled in connection with a new mortgage loan transaction between the Company and a third-party institutional lender as co-lenders, pursuant to which the Company received $18.9 million in cash and a new mortgage loan for $13.9 million. In July 2020, the Company received prepayment in full, including accrued interest, for the new $13.9 million mortgage loan. See Note 4, Other Real Estate Investments, for further detail on the mortgage loan.
On February 1, 2021, the Company closed on the sale of one skilled nursing facility consisting of 90 beds located in Washington with a carrying value of $7.2 million, for net sales proceeds of $7.0 million. The Company recorded a loss of $0.2 million in connection with the sale. The facility was classified as held for sale as of December 31, 2020.
On November 1, 2020, the Company sold its one remaining owned and operated independent living facility consisting of 168 units located in Texas with an aggregate carrying value of $4.2 million for net sales proceeds of $4.2 million. In connection with the sale, the Company recognized a gain of $20,000.
On December 23, 2019, the Company sold one of its owned and operated independent living facilities consisting of 38 units located in Texas with an aggregate carrying value of $1.7 million for net proceeds of $3.3 million. In connection with the sale, the Company recognized a gain of $1.6 million.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, one assisted living facility was classified as held for sale, with a carrying value of $4.8 million, primarily comprised of real estate assets.

4. OTHER REAL ESTATE INVESTMENTS

As of December 31, 2021 and 2020, the Company’s loans receivable and other investments consisted of the following (dollar amounts in thousands):

					As of December 31, 2021
Investment	Financial Statement Line Item	Principal Balance as of December 31, 2021	Book Value as of December 31, 2021	Book Value as of December 31, 2020	Weighted Average Contractual Interest Rate	Maturity Date
Mezzanine loan receivable	Other real estate investments	$15,000	$15,155	$15,000	12.0%	11/30/2025
Other loans receivable	Prepaid expenses and other assets, net	3,154	3,161	2,308	8.0%	9/1/2023 - 12/31/2023
Total		$18,154	$18,316	$17,308
2020 Loans Receivable Transactions—In November 2020, the Company provided Next VA Star Realty Holdings, LLC a mezzanine loan for nine skilled nursing facilities secured by membership interests in affiliates of Next VA Star Realty Holdings, LLC for approximately $15.0 million, at an annual interest rate of 12%. The loan requires monthly interest payments, is set to mature on November 30, 2025, and may (subject to certain restrictions) be prepaid before the maturity date if paid in full and for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment).
The following table summarizes the interest and other income recognized during the years ended December 31, 2021, 2020 and 2019 (dollar amounts in thousands):

	For Year Ended December 31,
Investment	2021	2020	2019
Mezzanine loan receivable	$1,825	$305	$—
Mortgage loans receivable(1)	—	2,044	2,838
Preferred equity investments(1)	—	24	1,343
Other	331	270	164
Total	$2,156	$2,643	$4,345
(1) As of December 31, 2021 and 2020, the Company had no mortgage loans receivable or preferred equity investments.
As of December 31, 2021 and 2020, the Company had no loan loss reserve and did not consider any loans receivable investments to be impaired.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,155	$15,155

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Assets:
Mezzanine loan receivable	$—	$—	$15,000	$15,000
Mezzanine loan receivable: The fair value of the mezzanine loan receivable was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies the instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. Future changes in market interest rates could materially impact the estimated discounted cash flows. As of December 31, 2021 and 2020, the Company did not have any loans that were 90 days or more past due.
For the year ended December 31, 2021, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the year ended December 31, 2021 and 2020, there were no real estate assets deemed to be impaired. For the year ended December 31, 2019, the Company recorded an impairment expense of $16.7 million. See Note 3, Real Estate Investments, Net, for additional information.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021 and 2020 using Level 2 inputs for the Notes and the 2025 Notes (each as defined in Note 6, Debt, below) is as follows (dollars in thousands):

	December 31, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
2028 Senior unsecured notes payable	$400,000	$394,262	$410,500	$—	$—	$—
2025 Senior unsecured notes payable	—	—	—	300,000	296,669	311,430
Cash and cash equivalents, accounts and other receivables, other loans receivable, accounts payable, and accrued liabilities: These balances approximate their fair values due to the short-term nature of these instruments.
Senior unsecured notes payable: The fair value of the Notes and the 2025 Notes (as defined in Note 6, Debt, below) were determined using third-party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

6. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Amount	Amount	Loan Fees	Amount
2028 Senior unsecured notes payable	$400,000	$(5,738)	$394,262	$—	$—	$—
2025 Senior unsecured notes payable	—	—	—	300,000	(3,331)	296,669
Senior unsecured term loan	200,000	(864)	199,136	200,000	(1,075)	198,925
Unsecured revolving credit facility	80,000	—	80,000	50,000	—	50,000
	$680,000	$(6,602)	$673,398	$550,000	$(4,406)	$545,594
Senior Unsecured Notes Payable
2028 Senior Notes. On June 17, 2021, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”) completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were issued at par, resulting in gross proceeds of $400.0 million and net proceeds of approximately $393.8 million after deducting underwriting fees and other offering expenses. The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.
2025 Senior Notes. On May 10, 2017, the Issuers completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The 2025 Notes were scheduled to mature on June 1, 2025 and bore interest at a rate of 5.25% per year. Interest on the 2025 Notes was payable on June 1 and December 1 of each year. On July 1, 2021 (the “Redemption Date”), the Issuers redeemed all $300.0 million aggregate principal amount of the 2025 Notes at a redemption price equal to 102.625% of the principal amount of the 2025 Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date. During the year ended December 31 2021, the Company recorded a loss on extinguishment of debt of $10.8 million in the consolidated income statements, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs associated with the redemption of the 2025 Notes.

Unsecured Revolving Credit Facility and Term Loan
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement, which amended and restated the Company’s prior credit agreement, provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan” and, together with the Revolving Facility, the “Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowing availability under the Revolving Facility is subject to no default or event of default under the Amended Credit Agreement having occurred at the time of borrowing. The proceeds of the Term Loan were used, in part, to repay in full all outstanding borrowings under the Company’s prior credit agreement. Future borrowings under the Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of December 31, 2021, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and $80.0 million outstanding under the Revolving Facility.
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
As of December 31, 2021, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.
Schedule of Debt Maturities
As of December 31, 2021, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2022	$—
2023	80,000
2024	—
2025	—
2026	200,000
Thereafter	400,000
$680,000

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
At-The-Market Offering—On March 10, 2020, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). In connection with the entry into the equity distribution agreement and

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the commencement of the ATM Program, the Company’s “at-the-market” equity offering program pursuant to the Company’s prior equity distribution agreement, dated as of March 4, 2019, was terminated.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the year ended December 31, 2020. The following table summarizes ATM Program activity and predecessor at-the-market equity offering program activity for the years ended December 31, 2021 and 2019 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2019
Number of shares	990	2,459
Average sales price per share	$23.74	$19.48
Gross proceeds(1)	$23,505	$47,893
(1)    Total gross proceeds is before $0.3 million and $0.6 million of commissions paid to the sales agents during the year ended December 31, 2021 and December 31, 2019 under the ATM Program and a predecessor at-the-market equity offering program.
As of December 31, 2021, the Company had $476.5 million available for future issuances under the ATM Program.
Share Repurchase Program — On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the years ended December 31, 2021, and 2020. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2021, 2020 and 2019 (dollars in thousands, except per share amounts):

	For the Three Months Ended
2021	March 31,	June 30,	September 30,	December 31,
Dividends declared	$0.265	$0.265	$0.265	$0.265
Dividends payment date	April 15, 2021	July 15, 2021	October 15, 2021	January 14, 2022
Dividends payable as of record date	$25,633	$25,714	$25,714	$25,755
Dividends record date	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

2020
Dividends declared	$0.25	$0.25	$0.25	$0.25
Dividends payment date	April 15, 2020	July 15, 2020	October 15, 2020	January 15, 2021
Dividends payable as of record date	$23,931	$23,931	$23,934	$23,933
Dividends record date	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

2019
Dividends declared	$0.225	$0.225	$0.225	$0.225
Dividends payment date	April 15, 2019	July 15, 2019	October 15, 2019	January 15, 2020
Dividends payable as of record date	$20,011	$21,508	$21,500	$21,500
Dividends record date	March 29, 2019	June 28, 2019	September 30, 2019	December 31, 2019

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Plan”). The Plan provides for the granting of stock-based compensation, including stock options, restricted stock, performance awards, restricted stock units, relative total stockholder return-based stock awards and other incentive awards to officers, employees and directors in connection with their employment with or services provided to the Company. Under the Plan, 5,000,000 shares have been authorized for awards.
Under the Plan, restricted stock awards (“RSAs”) vest in equal annual installments beginning on the first anniversary of the grant date over a three year period for the RSAs granted in 2021 and a four year period for the RSAs granted in 2020 and 2019. RSAs granted to non-employee members of the Board of Directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSA”) granted are subject to both time and performance based conditions and vest over a one-to three year period for PSAs granted in 2021 and over a one-to-four year period for PSAs granted in 2020 and 2019. The amount of such PSAs that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return awards (“TSR Awards”) granted in 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Awards initially granted. The RSAs, PSAs, and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Awards are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award and performance award activity for the year ended December 31, 2021:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2020	517,686	$18.71
Granted:
RSAs	394,863	21.92
PSAs	108,414	22.48
Board Awards	20,266	24.18
Vested	(147,646)	17.43
Forfeited	(2,250)	22.38
Unvested balance at December 31, 2021	891,333	$20.91
As of December 31, 2021, the weighted-average remaining vesting period of such awards was 2.0 years.
The following table summarizes the Company’s RSA, PSA and Board Award grants during the year ended December 31, 2021 (dollars in thousands, except per share amounts):

	Grants			Vested
	Shares	Weighted Average Share Price	Grant Date Fair Value	Shares	Vest Date Fair Value
During year ended December 31, 2021(1)
RSAs	394,863	$21.92	$8,654	89,921	$2,105
PSAs	108,414	22.48	2,437	30,114	707
Board Awards	20,266	24.18	490	27,611	668

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) In 2021, the Compensation Committee changed the structure of the grants that resulted in two long-term equity incentive awards being granted to the Company’s named executive officers in 2021. The Compensation Committee also granted annual awards for 2022 in December 2021.
The following table summarizes the Company’s RSA, PSA and Board Award grants during the years ended December 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Grants
	Shares	Weighted Average Share Price	Grant Date Fair Value
During year ended December 31, 2020
RSAs	134,790	19.68	2,653
PSAs	107,790	19.06	2,054
Board Awards	27,611	16.48	455
During year ended December 31, 2019
RSAs	91,440	22.00	2,012
PSAs	71,440	22.00	1,572
Board Awards	17,749	24.23	430
The fair value of the TSR Awards is estimated on the date of the grant using a Monte Carlo valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility is based on historical volatility for the most recent 2.93 year weighted average period ending on the grant date for the Company and the selected TSR peer group, and is calculated on a daily basis. The following table reflects the weighted-average key assumptions used in this valuation for awards granted during the year ended December 31, 2021:

Risk-free interest rate	0.60%
Expected stock price volatility	52.42%
Expected service period	2.93 years
Expected dividend yield (assuming full reinvestment)	—%
Fair value per share at date of grant	$29.10
The total fair value of the TSR Awards granted during the year ended December 31, 2021 was $5.3 million.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense	$10,832	$3,790	$4,104

The Company recorded a cumulative out of period adjustment in the fourth quarter of 2021 related to stock compensation of $3.5 million, of which $2.6 million related to the quarters of 2021 and $0.9 million related to earlier periods. The adjustment was not material to the previously issued financial statements.
As of December 31, 2021, there was $11.5 million of unamortized stock-based compensation expense related to the unvested RSAs, PSAs, Board Awards, and TSR Awards.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2021, 2020 and 2019, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$71,982	$80,867	$46,359
Less: Net income allocated to participating securities	(507)	(298)	(296)
Numerator for basic and diluted earnings available to common stockholders	$71,475	$80,569	$46,063
Denominator:
Weighted-average basic common shares outstanding	96,017	95,200	93,088
Dilutive performance stock awards	75	7	10
Weighted-average diluted common shares outstanding	96,092	95,207	93,098

Earnings per common share, basic	$0.74	$0.85	$0.49
Earnings per common share, diluted	$0.74	$0.85	$0.49
Antidilutive unvested restricted stock awards and performance awards excluded from the computation	591	296	292

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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign, under the Ensign Master Leases, and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of its initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of December 31, 2021, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $7.3 million, of which $6.3 million is subject to rent increase at the time of funding.

11. CONCENTRATION OF RISK
Concentrations of credit risk arise when one or more tenants, operators, or obligors related to the Company’s investments are engaged in similar business activities or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major operator concentration – The Company has operators from which it derived 10% or more of its rental revenue for the years ended December 31, 2021, 2020 and 2019. The following table sets forth information regarding the Company’s major operators as of December 31, 2021, 2020 and 2019:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator(2)	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
December 31, 2021
Ensign	83	8	4	8,756	997	395	32%
PMG	13	2	—	1,742	402	—	15%

December 31, 2020
Ensign	77	8	4	8,129	1,027	390	32%
PMG	13	2	—	1,742	403	—	16%

December 31, 2019
Ensign	75	6	4	7,945	573	390	38%
PMG	13	2	—	1,742	403	—	15%
(1)    The Company’s rental income, exclusive of operating expense reimbursements.
(2)    See Note 3, Real Estate Investments, Net, for further information regarding Ensign and PMG. Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the year ended December 31, 2021:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
CA	27	8	5	3,048	1,359	449	25%
TX	37	3	3	4,694	536	242	20%
(1)    The Company’s rental income, exclusive of operating expense reimbursements.

12. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Recent Acquisition and Amended Lease Agreement
In February 2022, the Company acquired one skilled nursing facility for approximately $8.9 million, which includes estimated capitalized acquisition costs. The facilities were leased to affiliates of Eduro Healthcare, LLC (“Eduro”). In conjunction with the acquisition of the facility, the Company amended its existing triple-net master lease with Eduro to include the skilled nursing facility and extended the initial term of the lease. The Eduro lease, as amended, has a remaining initial term of approximately 12 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $0.8 million. The acquisition was funded using cash on hand.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company			Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Costs Cap. Since Acq.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$(1,397)	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	(3,308)	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	(945)	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	(3,296)	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	(4,079)	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	(3,672)	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	(2,780)	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	(4,143)	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	(2,199)	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	(3,184)	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	(3,320)	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	(2,714)	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	(2,738)	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	(2,402)	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	(3,337)	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	(2,416)	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	(2,428)	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	(1,544)	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,632	441	10,376	10,817	(7,709)	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	(1,080)	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	(1,722)	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	(2,225)	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	(982)	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	(2,714)	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	(1,523)	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	(1,932)	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	(2,736)	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	(957)	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	(1,782)	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	(1,564)	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	(1,003)	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	(5,530)	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	(6,037)	1984	2009

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	(1,209)	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	(3,492)	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	(2,003)	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	729	767	5,377	6,144	(2,250)	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	(507)	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	(503)	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	(1,040)	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	(1,480)	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	(875)	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	(1,723)	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	(1,026)	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	(1,793)	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	(1,174)	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	(749)	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	(636)	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	(1,162)	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	(1,696)	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	(2,248)	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	(582)	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	(1,185)	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	(2,468)	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	(2,181)	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	(892)	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	(3,225)	2011	2011
Wisteria Health Holdings LLC	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	(2,456)	2008	2011
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	(1,368)	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	(1,205)	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	(1,723)	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	(350)	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	(2,999)	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	(2,101)	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	(712)	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	(1,009)	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	(789)	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	(477)	2013	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	(711)	1960	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	(1,021)	1970	2013

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	(748)	1966	2013
Sky Holdings AZ LLC	Bella Vita Health and Rehabilitation Center	Glendale, AZ	—	228	1,124	1,380	228	2,504	2,731	(1,830)	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	152	357	1,493	152	1,850	2,002	(1,285)	2012	2009
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	56	1,668	15,431	17,099	(2,671)	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	(1,253)	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	(829)	1987	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin, GA	—	251	7,855	—	251	7,855	8,106	(1,276)	2010	2015
CTR Partnership, L.P.	BeaverCreek Health and Rehab	Beavercreek, OH	—	892	17,159	13	892	17,172	18,064	(2,684)	2014	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	474	833	18,560	19,393	(2,884)	1992	2015
CTR Partnership, L.P.	Englewood Health and Rehab	Englewood, OH	—	1,014	18,541	88	1,014	18,629	19,643	(2,937)	1962	2015
CTR Partnership, L.P.	Portsmouth Health and Rehab	Portsmouth, OH	—	282	9,726	428	282	10,154	10,436	(1,679)	2008	2015
CTR Partnership, L.P.	West Cove Care & Rehabilitation Center	Toledo, OH	—	93	10,365	—	93	10,365	10,458	(1,619)	2007	2015
CTR Partnership, L.P.	BellBrook Health and Rehab	Bellbrook, OH	—	214	2,573	231	214	2,804	3,018	(466)	2003	2015
CTR Partnership, L.P.	Xenia Health and Rehab	Xenia, OH	—	205	3,564	23	205	3,587	3,792	(562)	1981	2015
CTR Partnership, L.P.	Jamestown Place Health and Rehab	Jamestown, OH	—	266	4,725	268	266	4,993	5,259	(834)	1967	2015
CTR Partnership, L.P.	Casa de Paz	Sioux City, IA	—	119	7,727	—	119	7,727	7,846	(1,143)	1974	2016
CTR Partnership, L.P.	Denison Care Center	Denison, IA	—	96	2,784	—	96	2,784	2,880	(412)	2015	2016
CTR Partnership, L.P.	Garden View Care Center	Shenandoah, IA	—	105	3,179	—	105	3,179	3,284	(470)	2013	2016
CTR Partnership, L.P.	Grandview Health Care Center	Dayton, IA	—	39	1,167	—	39	1,167	1,206	(173)	2014	2016
CTR Partnership, L.P.	Grundy Care Center	Grundy Center, IA	—	65	1,935	—	65	1,935	2,000	(286)	2011	2016
CTR Partnership, L.P.	Iowa City Rehab and Health Care Center	Iowa City, IA	—	522	5,690	—	522	5,690	6,212	(842)	2014	2016
CTR Partnership, L.P.	Lenox Care Center	Lenox, IA	—	31	1,915	—	31	1,915	1,946	(283)	2012	2016
CTR Partnership, L.P.	Osage	Osage, IA	—	126	2,255	—	126	2,255	2,381	(334)	2014	2016
CTR Partnership, L.P.	Pleasant Acres Care Center	Hull, IA	—	189	2,544	—	189	2,544	2,733	(376)	2014	2016
CTR Partnership, L.P.	Cedar Falls Health Care Center	Cedar Falls, IA	—	324	4,366	—	324	4,366	4,690	(628)	2015	2016
CTR Partnership, L.P.	Premier Estates of Highlands	Norwood, OH	—	364	2,199	439	364	2,638	3,002	(369)	2012	2016
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	(1,112)	1989	2016
CTR Partnership, L.P.	The Oaks	Petaluma, CA	—	3,646	2,873	110	3,646	2,983	6,629	(436)	2015	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	(1,451)	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	(2,816)	1984	2016
CTR Partnership, L.P.	Decatur Medical Lodge	Decatur, TX	—	990	24,909	—	990	24,909	25,899	(3,166)	2013	2016
CTR Partnership, L.P.	Royse City Medical Lodge	Royse City, TX	—	606	14,660	—	606	14,660	15,266	(1,863)	2009	2016

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	(690)	2009	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	(1,012)	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	(420)	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	(442)	2014	2017
CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	(412)	2014	2017
CTR Partnership, L.P.	Wellspring Health and Rehabilitation of Cascadia	Nampa, ID	—	774	5,044	111	774	5,155	5,929	(588)	2011	2017
CTR Partnership, L.P.	The Rio at Fox Hollow	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	(1,382)	2016	2017
CTR Partnership, L.P.	The Rio at Cabezon	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	(1,117)	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	(235)	1993	2017
CTR Partnership, L.P.	Secora Health and Rehabilitation of Cascadia	Portland, OR	—	1,481	2,216	110	1,481	2,326	3,807	(249)	2012	2017
CTR Partnership, L.P.	Mountain Valley	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	(853)	1971	2017
CTR Partnership, L.P.	Caldwell Care	Caldwell, ID	—	906	7,020	516	906	7,536	8,442	(761)	1947	2017
CTR Partnership, L.P.	Canyon West	Caldwell, ID	—	312	10,410	431	312	10,841	11,153	(1,128)	1969	2017
CTR Partnership, L.P.	Lewiston Health and Rehabilitation	Lewiston, ID	—	625	12,087	152	625	12,239	12,864	(1,284)	1964	2017
CTR Partnership, L.P.	The Orchards	Nampa, ID	—	785	8,923	47	785	8,970	9,755	(948)	1958	2017
CTR Partnership, L.P.	Weiser Care	Weiser, ID	—	80	4,419	30	80	4,449	4,529	(470)	1964	2017
CTR Partnership, L.P.	Aspen Park	Moscow, ID	—	698	5,092	274	698	5,366	6,064	(584)	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	1,256	681	7,843	8,524	(950)	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	1,073	607	5,874	6,481	(701)	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	891	1,602	5,427	7,029	(659)	2006	2017
CTR Partnership, L.P.	Brookfield Health and Rehab	Battle Ground, WA	—	320	500	—	320	500	820	(54)	2012	2017
CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,000	1,779	—	1,000	1,779	2,779	(189)	1989	2017
CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	445	869	—	445	869	1,314	(92)	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	(2,103)	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	345	2,897	15,045	17,942	(1,585)	1969	2017
CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	(2,325)	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	(484)	1973	2017
CTR Partnership, L.P.	Copper Ridge Health and Rehabilitation Center	Butte, MT	—	220	4,974	22	220	4,996	5,216	(536)	2010	2018
CTR Partnership, L.P.	Prairie Heights Healthcare Center	Aberdeen, SD	—	1,372	7,491	—	1,372	7,491	8,863	(718)	1965	2018
CTR Partnership, L.P.	The Meadows on University	Fargo, ND	—	989	3,275	—	989	3,275	4,264	(287)	1966	2018
CTR Partnership, L.P.	The Suites - Parker	Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	(1,408)	2012	2018

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

CTR Partnership, L.P.	Huntington Park Nursing Center	Huntington Park, CA	—	3,131	8,876	299	3,131	9,175	12,306	(720)	1955	2019
CTR Partnership, L.P.	Shoreline Care Center	Oxnard, CA	—	1,699	9,004	—	1,699	9,004	10,703	(674)	1962	2019
CTR Partnership, L.P.	Downey Care Center	Downey, CA	—	2,502	6,141	—	2,502	6,141	8,643	(461)	1967	2019
CTR Partnership, L.P.	Courtyard Healthcare Center	Davis, CA	—	2,351	9,256	—	2,351	9,256	11,607	(706)	1969	2019
Gulf Coast Buyer 1 LLC	Alpine Skilled Nursing and Rehabilitation	Ruston, LA	—	2,688	23,825	—	2,688	23,825	26,513	(1,728)	2014	2019
Gulf Coast Buyer 1 LLC	The Bradford Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,758	21,325	17	3,758	21,342	25,100	(1,559)	1980	2019
Gulf Coast Buyer 1 LLC	Colonial Oaks Skilled Nursing and Rehabilitation	Bossier City, LA	—	1,635	21,180	—	1,635	21,180	22,815	(1,500)	2013	2019
Gulf Coast Buyer 1 LLC	The Guest House Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,437	20,889	1,226	3,437	22,115	25,552	(1,550)	2006	2019
Gulf Coast Buyer 1 LLC	Pilgrim Manor Skilled Nursing and Rehabilitation	Bossier City, LA	—	2,979	24,617	—	2,979	24,617	27,596	(1,765)	2008	2019
Gulf Coast Buyer 1 LLC	Shreveport Manor Skilled Nursing and Rehabilitation	Shreveport, LA	—	676	10,238	361	676	10,599	11,275	(769)	2008	2019
Gulf Coast Buyer 1 LLC	Booker T. Washington Skilled Nursing and Rehabilitation	Shreveport, LA	—	2,452	9,148	113	2,452	9,261	11,713	(705)	2013	2019
Gulf Coast Buyer 1 LLC	Legacy West Rehabilitation and Healthcare	Corsicana, TX	—	120	6,682	436	120	7,118	7,238	(560)	2002	2019
Gulf Coast Buyer 1 LLC	Legacy at Jacksonville	Jacksonville, TX	—	173	7,481	127	173	7,608	7,781	(588)	2006	2019
Gulf Coast Buyer 1 LLC	Pecan Tree Rehabilitation and Healthcare	Gainesville, TX	—	219	10,097	255	219	10,352	10,571	(772)	1990	2019
Lakewest SNF Realty, LLC	Lakewest Rehabilitation and Skilled Care	Dallas, TX	—	—	6,905	—	—	6,905	6,905	(515)	2011	2019
CTR Partnership, L.P.	Cascadia of Nampa	Nampa, ID	—	880	14,117	—	880	14,117	14,997	(969)	2017	2019
CTR Partnership, L.P.	Valley Skilled Nursing	Modesto, CA	—	798	7,671	—	798	7,671	8,469	(448)	2016	2019
CTR Partnership, L.P.	Cascadia of Boise	Boise, ID	—	1,597	15,692	—	1,597	15,692	17,289	(824)	2018	2020
CTR Partnership, L.P.	Cooney Healthcare and Rehabilitation	Helena, MT	—	867	7,431	—	867	7,431	8,298	(262)	1984	2020
CTR Partnership, L.P.	Elkhorn Healthcare and Rehabilitation	Clancy, MT	—	183	7,380	174	183	7,554	7,737	(264)	1960	2020
CTR Partnership, L.P.	Beacon Harbor Healthcare and Rehabilitation	Rockwall, TX	—	1,295	17,069	—	1,295	17,069	18,364	(533)	1996	2020
CTR Partnership, L.P.	Pleasant Manor Healthcare and Rehabilitation	Waxahachie, TX	—	629	7,433	—	629	7,433	8,062	(234)	1972	2020
CTR Partnership, L.P.	Rowlett Health and Rehabilitation Center	Rowlett, TX	—	1,036	10,516	—	1,036	10,516	11,552	(326)	1990	2020
160 North Patterson Avenue, LLC	Buena Vista Care Center	Goleta, CA	—	7,987	7,237	—	7,987	7,237	15,224	(160)	1967	2021
CTR Partnership, L.P.	El Centro Post-Acute Care	El Centro, CA	—	1,283	8,133	76	1,283	8,209	9,492	(143)	1962	2021
CTR Partnership, L.P.	Sedona Trace Health and Wellness	Austin, TX	—	3,282	12,763	—	3,282	12,763	16,045	(149)	2017	2021
CTR Partnership, L.P.	Cedar Pointe Health and Wellness Suites	Cedar Park, TX	—	3,325	11,738	—	3,325	11,738	15,063	(135)	2017	2021

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

			—	161,032	1,003,798	94,187	159,993	1,099,024	1,259,016	(225,820)
Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	(5,588)	2011	1999
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	(3,634)	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	(1,100)	1978	2011
4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	(1,095)	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	(1,104)	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	(838)	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	(588)	2012	2012
CTR Partnership, L.P.	Centerville Senior Independent Living	Dayton, OH	—	3,912	22,458	117	3,781	22,706	26,487	(3,605)	2007	2015
CTR Partnership, L.P.	Liberty Nursing Center of Willard	Willard, OH	—	143	11,097	50	143	11,147	11,290	(1,760)	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown/Premier Retirement Estates of Middletown	Middletown, OH	—	990	7,484	371	990	7,855	8,845	(1,229)	1985	2015
CTR Partnership, L.P.	Premier Estates of Norwood Towers/Premier Retirement Estates of Norwood Towers	Norwood, OH	—	1,316	10,071	799	1,316	10,870	12,186	(1,538)	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	(2,238)	1986	2016
CTR Partnership, L.P.	Bridgeport Medical Lodge	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	(3,548)	2014	2016
CTR Partnership, L.P.	The Villas at Saratoga	Saratoga, CA	—	8,709	9,736	1,396	8,709	11,132	19,841	(1,008)	2004	2018
CTR Partnership, L.P.	Madison Park Healthcare	Huntington, WV	—	601	6,385	—	601	6,385	6,986	(525)	1924	2018
CTR Partnership, L.P.	Oakview Heights Nursing & Rehabilitation Center	Mt. Carmel, IL	—	298	8,393	—	298	8,393	8,691	(692)	2004	2019
Gulf Coast Buyer 1 LLC	Spring Lake Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,217	21,195	2,730	3,217	23,925	27,142	(1,666)	2008	2019
Gulf Coast Buyer 1 LLC	The Village at Heritage Oaks	Corsicana, TX	—	143	11,429	482	143	11,911	12,054	(913)	2007	2019
CTR Partnership, L.P.	City Creek Post-Acute and Assisted Living	Sacramento, CA	—	3,980	10,106	1,488	3,980	11,594	15,574	(655)	1990	2019
CTR Partnership, L.P.	Crestwood Health and Rehabilitation Center	Wills Point, TX	—	143	6,075	—	143	6,075	6,218	(198)	1980	2020
Northshore Healthcare Holdings LLC	San Juan Capistrano Senior Living	San Juan Capistrano, CA	—	11,176	25,298	—	11,176	25,298	36,474	(548)	1999	2021
Northshore Healthcare Holdings LLC	Camarillo Senior Living	Camarillo, CA	—	7,516	30,552	—	7,516	30,552	38,068	(655)	2000	2021
Northshore Healthcare Holdings LLC	Bayshire Carlsbad	Carlsbad, CA	—	7,398	19,714	—	7,398	19,714	27,112	(429)	1999	2021
Northshore Healthcare Holdings LLC	Bayshire Rancho Mirage	Rancho Mirage, CA	—	4,024	16,790	—	4,024	16,790	20,814	(373)	2000	2021
			—	59,450	291,345	10,329	59,319	301,805	361,124	(35,527)

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	(1,453)	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	(3,672)	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	(471)	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	(942)	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	(1,675)	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	(977)	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	(2,770)	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	(1,042)	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	51	367	1,684	2,051	(568)	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	(1,350)	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	(1,410)	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	(520)	1995	2013
Sky Holdings AZ LLC	Desert Sky Assisted Living	Glendale, AZ	—	61	304	372	61	676	738	(494)	2004	2002
Lemon River Holdings LLC	The Grove Assisted Living	Riverside, CA	—	342	802	3,360	342	4,162	4,504	(2,892)	2012	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	258	411	2,570	2,981	(1,616)	1994	2011
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	76	430	6,790	7,220	(1,179)	2011	2014
CTR Partnership, L.P.	English Meadows Senior Living Community	Christiansburg, VA	—	250	6,114	175	250	6,289	6,539	(1,076)	2011	2014
CTR Partnership, L.P.	Bristol Court Assisted Living	Saint Petersburg, FL	—	645	7,322	408	645	7,730	8,375	(1,198)	2010	2015
CTR Partnership, L.P.	Asbury Place Assisted Living	Pensacola, FL	—	212	4,992	222	212	5,214	5,426	(802)	1997	2015
CTR Partnership, L.P.	New Haven Assisted Living of San Angelo	San Angelo, TX	—	284	4,478	—	284	4,478	4,762	(662)	2012	2016
CTR Partnership, L.P.	Lamplight Inn of Fort Wayne	Fort Wayne, IN	—	452	8,703	304	452	9,007	9,459	(1,269)	2015	2016
CTR Partnership, L.P.	Lamplight Inn of West Allis	West Allis, WI	—	97	6,102	106	97	6,208	6,305	(890)	2013	2016
CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	786	1,489	4,317	5,806	(556)	1980	2016
CTR Partnership, L.P.	English Meadows Elks Home Campus	Bedford, VA	—	451	9,023	287	451	9,310	9,761	(1,360)	2014	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	—	312	6,919	7,231	(980)	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	131	4,157	4,288	(589)	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	—	603	9,326	9,929	(1,302)	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	130	241	4,242	4,483	(574)	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	—	492	9,199	9,691	(1,284)	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	302	5,773	6,075	(806)	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	(488)	1984	2016
CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	—	493	14,002	14,495	(1,721)	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	13	356	10,825	11,181	(1,329)	2016	2017
CTR Partnership, L.P.	Tangerine Cove of Brooksville	Brooksville, FL	—	995	927	493	995	1,420	2,415	(151)	1984	2017

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	(634)	2016	2017
CTR Partnership, L.P.	Culpeper	Culpepper, VA	—	318	3,897	197	318	4,094	4,412	(492)	1997	2017
CTR Partnership, L.P.	Louisa	Louisa, VA	—	407	4,660	240	407	4,900	5,307	(599)	2002	2017
CTR Partnership, L.P.	Warrenton	Warrenton, VA	—	1,238	7,247	194	1,238	7,441	8,679	(880)	1999	2017
CTR Partnership, L.P.	Vista Del Lago	Escondido, CA	—	4,362	7,997	—	4,362	7,997	12,359	(489)	2015	2019
CTR Partnership, L.P.	Inn at Barton Creek	Bountiful, UT	—	2,479	4,804	15	2,479	4,819	7,298	(249)	1999	2020
CTR Partnership, L.P.	Bridgeton Essentia Neighborhood	Bridgeton, NJ	—	245	5,795	—	245	5,795	6,040	(14)	2021	2021
CTR Partnership, L.P.	Rio Grande Essentia Neighborhood	Rio Grande, NJ	—	224	5,652	—	224	5,652	5,876	(13)	2021	2021
			—	32,475	209,343	11,847	32,475	221,190	253,666	(43,438)
			—	$252,957	$1,504,486	$116,363	$251,787	$1,622,019	$1,873,806	$(304,785)
(1) The aggregate cost of real estate for federal income tax purposes was $1.9 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

	Year Ended December 31,
Real estate:	2021	2020	2019
Balance at the beginning of the period	$1,683,205	$1,605,081	$1,368,157
Acquisitions	190,133	84,630	318,070
Improvements	4,521	7,223	3,103
Impairment	—	—	(21,465)
Sales of real estate	(4,053)	(13,729)	(62,784)
Balance at the end of the period	$1,873,806	$1,683,205	$1,605,081
Accumulated depreciation:
Balance at the beginning of the period	$(259,803)	$(220,359)	$(185,926)
Depreciation expense	(45,498)	(41,914)	(40,373)
Impairment	—	—	5,220
Sales of real estate	516	2,470	720
Balance at the end of the period	$(304,785)	$(259,803)	$(220,359)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2021
(dollars in thousands)

Description	Contractual Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Principal Balance	Book Value (2)	Carrying Amount of Loans Subject to Delinquent Principal or Interest

Mezzanine Loan:
Virginia (9 SNF facilities)	12.0%	2025	(1)	$112,278	(3)	$15,000	$15,155	N/A
				$112,278		$15,000	$15,155

(1)     Interest is due monthly, and principal is due at the maturity date.
(2)    The aggregate cost of investments in real estate mortgage loans for federal income tax purposes was $15.0 million.
(3)    The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2021 are estimated.

Changes in mortgage loans are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Balance at beginning of period	$15,000	$29,500	$12,375
Additions during period:
New mortgage loans	—	61,258	40,889
Interest income added to principal	155	—	—
Deductions during period:
Paydowns/Repayments	—	(75,758)	(23,764)
Balance at end of period	$15,155	$15,000	$29,500