Form 10-Q
period 2022-03-31
CareTrust REIT, Inc.
filed 2022-05-05
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 4, 2022, there were 97,028,742 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Real estate investments, net	$1,402,889	$1,589,971
Other real estate investments	15,155	15,155
Assets held for sale, net	141,716	4,835
Cash and cash equivalents	26,586	19,895
Accounts and other receivables	1,110	2,418
Prepaid expenses and other assets, net	5,668	7,512
Deferred financing costs, net	817	1,062
Total assets	$1,593,941	$1,640,848
Liabilities and Equity:
Senior unsecured notes payable, net	$394,484	$394,262
Senior unsecured term loan, net	199,189	199,136
Unsecured revolving credit facility	105,000	80,000
Accounts payable, accrued liabilities and deferred rent liabilities	23,785	25,408
Dividends payable	26,900	26,285
Total liabilities	749,358	725,091
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 96,487,066 and 96,296,673 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	965	963
Additional paid-in capital	1,195,586	1,196,839
Cumulative distributions in excess of earnings	(351,968)	(282,045)
Total equity	844,583	915,757
Total liabilities and equity	$1,593,941	$1,640,848

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$46,007	$45,246
Interest and other income	469	505
Total revenues	46,476	45,751
Expenses:
Depreciation and amortization	13,575	13,473
Interest expense	5,742	5,762
Property taxes	1,420	696
Impairment of real estate investments	59,683	—
Provision for loan losses, net	3,844	—
Property operating expenses	447	—
General and administrative	5,215	5,142
Total expenses	89,926	25,073
Other income (loss):
Gain (loss) on sale of real estate	186	(192)
Net (loss) income	$(43,264)	$20,486
(Loss) earnings per common share:
Basic	$(0.45)	$0.21
Diluted	$(0.45)	$0.21
Weighted-average number of common shares:
Basic	96,410	95,378
Diluted	96,410	95,385

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2022	96,296,673	$963	$1,196,839	$(282,045)	$915,757
Vesting of restricted common stock, net of shares withheld for employee taxes	190,393	2	(2,774)	—	(2,772)
Amortization of stock-based compensation	—	—	1,521	—	1,521
Common dividends ($0.275 per share)	—	—	—	(26,659)	(26,659)
Net loss	—	—	—	(43,264)	(43,264)
Balance at March 31, 2022	96,487,066	$965	$1,195,586	$(351,968)	$844,583

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(43,264)	$20,486
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	13,594	13,486
Amortization of deferred financing costs	520	487
Amortization of stock-based compensation	1,521	1,585
Straight-line rental income	(6)	(12)
Adjustment for collectibility of rental income	977	—
(Gain) loss on sale of real estate	(186)	192
Impairment of real estate investments	59,683	—
Provision for loan losses, net	3,844	—
Change in operating assets and liabilities:
Accounts and other receivables	337	(100)
Prepaid expenses and other assets, net	(404)	278
Accounts payable, accrued liabilities and deferred rent liabilities	(2,037)	(2,453)
Net cash provided by operating activities	34,579	33,949
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(21,915)	(138,151)
Purchases of equipment, furniture and fixtures and improvements to real estate	(1,918)	(1,319)
Investment in other loans receivable	(2,086)	(700)
Principal payments received on real estate mortgage and other loans receivable	888	56
Net proceeds from sales of real estate	959	6,814
Net cash used in investing activities	(24,072)	(133,300)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	16,191
Borrowings under unsecured revolving credit facility	25,000	120,000
Net-settle adjustment on restricted stock	(2,772)	(1,330)
Dividends paid on common stock	(26,044)	(23,960)
Net cash (used in) provided by financing activities	(3,816)	110,901
Net increase in cash and cash equivalents	6,691	11,550
Cash and cash equivalents as of the beginning of period	19,895	18,919
Cash and cash equivalents as of the end of period	$26,586	$30,469
Supplemental disclosures of cash flow information:
Interest paid	$1,355	$1,325
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$615	$1,673
Transfer of pre-acquisition costs to acquired assets	$7	$358

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2022, the Company owned and leased to independent operators, 228 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,834 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of March 31, 2022, the Company also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
COVID-19—The COVID-19 pandemic has had and may continue to have an adverse impact on the economy generally and the Company’s business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance, and the operational and financial performance of the Company’s tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the rate of public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19 and its variants, resurgences of COVID-19 and, in particular, new and more contagious and/or vaccine resistant variants, actions taken to contain the spread of COVID-19 and how quickly and to what extent normal economic and operating conditions can resume. The adverse impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition could be material.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.
 Recent Accounting Pronouncements—In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). For U.S. Dollar LIBOR, the overnight, one-month, three-month, six-month and one-year LIBOR rates will be discontinued in June 2023, while other U.S. Dollar LIBOR rates were discontinued at the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s real estate properties held for investment at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Land	$236,986	$251,787
Buildings and improvements	1,431,631	1,622,019
Integral equipment, furniture and fixtures	95,997	104,722
Identified intangible assets	2,658	1,257
Real estate investments	1,767,272	1,979,785
Accumulated depreciation and amortization	(364,383)	(389,814)
Real estate investments, net	$1,402,889	$1,589,971
As of March 31, 2022, 226 of the Company’s 228 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. Two of the Company’s 228 facilities are non-operational and are leased under a short term lease with an expected term of less than one year as of March 31, 2022. As of March 31, 2022, 27 facilities were held for sale.
As of March 31, 2022, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, was (dollars in thousands):

Year	Amount
2022 (nine months)	$146,848
2023	195,547
2024	194,202
2025	194,173
2026	194,278
2027	191,589
Thereafter	998,873
Total	$2,115,510
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Next Option Open Date		Option Type(1)	Current Cash Rent(2)
ALF	7	October 2034	1/1/2022	(3)	A	$3,383
SNF	11	November 2030	1/1/2022	(3)	C	4,944
SNF	1	March 2029	4/1/2022	(4)	B / C(5)	779
SNF / Campus	2	October 2032	1/1/2023	(3)	B	1,065
SNF	4	November 2034	12/1/2024	(4)	B	3,796
ALF	2	October 2034	1/1/2026	(3)	A	1,598
(1) Option type includes:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of March 31, 2022.
(3) Option window is open for six months.
(4) Option window is open until the expiration of the lease term.
(5) Purchase option reflects two option types.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended March 31,
Rental Income	2022	2021
Contractual rent due(1)	$46,978	$45,171
Straight-line rent	6	12
Adjustment for collectibility(2)	(977)	—
Lease termination revenue(3)	—	63
Total	$46,007	$45,246
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received.
(2)    During the three months ended March 31, 2022, and in accordance with Accounting Standards Codification 842, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from four existing and former operators. As such, the Company reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.1 million of straight-line rent during the three months ended March 31, 2022. If lease payments are subsequently deemed probable of collection, the Company will increase rental income for such recoveries.
(3) During the three months ended March 31, 2021, in connection with the agreement to terminate its lease agreements with Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third party, the Company received approximately $0.1 million in lease termination revenue from Metron affiliates.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the three months ended March 31, 2022 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$8,918	$815	1	135
Multi-service campuses	13,003	1,235	1	130
Total	$21,921	$2,050	2	265
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
Lease Amendments
Pennant Partial Lease Termination and Amended Ensign Master Lease. On March 1, 2022, operations at one ALF in Arizona operated by affiliates of The Pennant Group, Inc. (“Pennant”) were transferred to affiliates of The Ensign Group, Inc. (“Ensign”). In connection with the transfer, the Company amended the Pennant master lease to reflect the removal of the ALF and amended an existing triple-net master lease with Ensign to include the one ALF. The applicable Ensign master lease has a remaining term of approximately 11 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign master lease, as amended, increased by approximately $0.3 million and annual cash rent under the Pennant master lease, as amended, decreased by the same amount.
Amended Eduro Master Lease. On February 1, 2022, the Company acquired one SNF. In conjunction with the acquisition, the Company amended its existing triple-net master lease with affiliates of Eduro Healthcare, LLC (“Eduro”) to include the one SNF and extended the initial lease term. The Eduro master lease, as amended, has a remaining term of approximately 12 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the Eduro master lease, as amended, increased by approximately $0.8 million.
Amended WLC Master Lease. On March 1, 2022, the Company acquired one multi-service campus. In conjunction with the acquisition, the Company amended its existing triple-net master lease with affiliates of WLC Management Firm, LLC (“WLC”) to include the one multi-service campus. The WLC master lease, as amended, has a remaining term of approximately 12 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the WLC master lease, as amended, increased by approximately $1.2 million.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
In connection with the Company’s ongoing review and monitoring of its investment portfolio and the performance of its tenants, the Company determined to pursue the sale of 27 properties and repurposing three properties representing an aggregate of approximately 10% of contractual cash rent as of March 31, 2022. As of March 31, 2022, the Company determined that these 27 properties met the criteria to be classified as assets held for sale and, in connection with this determination, the Company recognized an aggregate impairment charge of $59.7 million related to 20 of the 27 held for sale properties, which is reported in impairment of real estate investments in the condensed consolidated statements of operations for the three months ended March 31, 2022. The impairment charge was recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell. As of March 31, 2022, the net book value of these 27 properties was $141.7 million, which is comprised of the real estate assets.
The fair value of the assets held for sale was based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) negotiations with prospective buyers. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $40,000 to $175,000, with a weighted average price per unit of $91,000.
During the first quarter of 2022, the Company determined that one ALF that was classified as held for sale at December 31, 2021 no longer met the held for sale criteria. The Company reclassified this ALF’s carrying value of $4.8 million out of assets held for sale and recorded catch-up depreciation of approximately $0.1 million during the three months ended March 31, 2022.
On February 22, 2022, the Company closed on the sale of one SNF, operated by affiliates of Cascadia Healthcare, LLC (“Cascadia”), consisting of 83 beds located in Washington with a carrying value of $0.8 million, for net sales proceeds of $1.0 million. During the three months ended March 31, 2022, the Company recorded a gain of $0.2 million in connection with the sale. There was no rent reduction under the Cascadia master lease in connection with the sale.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE INVESTMENTS
As of March 31, 2022 and December 31, 2021, the Company’s loans receivable and other investments consisted of the following (dollars in thousands):

					As of March 31, 2022
Investment	Financial Statement Line Item	Principal Balance as of March 31, 2022	Book Value as of March 31, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate	Maturity Date
Mezzanine loan receivable	Other real estate investments	$15,000	$15,155	$15,155	12.0%	11/30/2025
Other loans receivable	Prepaid expenses and other assets, net	5,516	5,523	3,161	8.0%	9/1/2023 - 12/31/2023
Expected credit loss	Prepaid expenses and other assets, net	(4,594)	(4,594)	—
Total		$15,922	$16,084	$18,316
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, including an unfunded loan commitment of $0.4 million, net of a loan loss recovery of $0.8 million related to a loan previously written-off. As of December 31, 2021, the Company had no expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the quarter ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
Investment	2022	2021
Mezzanine loan receivable	$450	$450
Other	19	55
Total	$469	$505
6. FAIR VALUE MEASUREMENTS
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. The Company does not expect that changes in classifications between levels will be frequent.
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Assets:
Mezzanine loan receivable	$—	$—	$15,155	$15,155

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,155	$15,155

Mezzanine loan receivable: The fair value of the mezzanine loan receivable was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies the instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. Future changes in market interest rates could materially impact the estimated discounted cash flows. As of March 31, 2022 and December 31, 2021, the Company did not have any loans measured at fair value that were 90 days or more past due.
For the three months ended March 31, 2022, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of March 31, 2022 and December 31, 2021 using Level 2 inputs is as follows (dollars in thousands):

		March 31, 2022			December 31, 2021
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$394,484	$377,000	$400,000	$394,262	$410,500

Cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities: The carrying value for these instruments approximate their fair values due to the short-term nature of these instruments.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022			December 31, 2021
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$400,000	$(5,516)	$394,484	$400,000	$(5,738)	$394,262
Senior unsecured term loan	200,000	(811)	199,189	200,000	(864)	199,136
Unsecured revolving credit facility	105,000	—	105,000	80,000	—	80,000
	$705,000	$(6,327)	$698,673	$680,000	$(6,602)	$673,398

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
As of March 31, 2022, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

Unsecured Revolving Credit Facility and Term Loan
On February 8, 2019, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into an amended and restated credit and guaranty

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2022, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and $105.0 million outstanding under the Revolving Facility.
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
As of March 31, 2022, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

8. EQUITY
Common Stock
At-The-Market Offering—On March 10, 2020, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”).

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

There was no ATM Program activity for the three months ended March 31, 2022. The following table summarizes the ATM Program activity for the three months ended March 31, 2021 (in thousands, except per share amounts).

For the Three Months Ended
March 31, 2021
Number of shares	702
Average sales price per share	$23.62
Gross proceeds(1)	$16,579
(1) Total gross proceeds is before $0.2 million of commissions paid to the sales agents during the three months ended March 31, 2021 under the ATM Program.
As of March 31, 2022, the Company had $476.5 million available for future issuances under the ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program for up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. Through March 31, 2022, the Company has not repurchased any shares of common stock under the Repurchase Program. As of March 31, 2022, $150.0 million remained available under the Repurchase Program. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for the first quarter of 2022 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2022
Dividends declared per share	$0.275
Dividends payment date	April 15, 2022
Dividends payable as of record date	$26,691
Dividends record date	March 31, 2022

9. STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Plan”). The Plan provides for the granting of stock-based compensation, including stock options, restricted stock, performance awards, restricted stock units, relative total stockholder return based stock awards (“TSR Awards”) and other incentive awards to officers, employees and directors in connection with their employment with or services provided to the Company. Under the Plan, 5,000,000 shares have been authorized for awards.
Under the Plan, restricted stock awards (“RSAs”) granted in fiscal 2022 vest in equal annual installments beginning on the first anniversary of the grant date over a three year period.
The following table summarizes the RSAs and performance award activity for the three months ended March 31, 2022:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2021	891,333	$20.91
Granted:
RSAs	9,684	17.56
Vested	(329,080)	20.10
Forfeited	(1,900)	21.50
Unvested balance at March 31, 2022	570,037	$21.32

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2022, the weighted-average remaining vesting period of such awards was 1.6 years.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Stock-based compensation expense	$1,521	$1,585
As of March 31, 2022, there was $10.0 million of unamortized stock-based compensation expense related to the unvested RSAs, performance stock awards and TSR Awards.
10. (LOSS) EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted (loss) earnings per common share (“EPS”) for the Company’s common stock for the three months ended March 31, 2022 and 2021, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(43,264)	$20,486
Less: Net income allocated to participating securities	(117)	(119)
Numerator for basic and diluted earnings available to common stockholders	$(43,381)	$20,367
Denominator:
Weighted-average basic common shares outstanding	96,410	95,378
Dilutive performance stock awards	—	7
Weighted-average diluted common shares outstanding	96,410	95,385

(Loss) earnings per common share, basic	$(0.45)	$0.21
(Loss) earnings per common share, diluted	$(0.45)	$0.21
Antidilutive unvested RSAs, performance awards and TSR Awards excluded from the computation	534	446
11. COMMITMENTS AND CONTINGENCIES
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of March 31, 2022, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $5.5 million, of which $4.4 million is subject to rent increase at the time of funding.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

12. CONCENTRATION OF RISK
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
Major operator concentration - The Company has operators from which it derived 10% or more of its rental revenue for the three months ended March 31, 2022 and 2021. The following table sets forth information regarding the Company’s major operators as of March 31, 2022 and 2021:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator(2)	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
March 31, 2022
Ensign	83	8	5	8,756	997	495	34%
Priority Management Group	13	2	—	1,742	402	—	16%

March 31, 2021
Ensign	77	8	4	8,129	1,027	395	32%
Priority Management Group	13	2	—	1,742	402	—	16%
(1)    The Company’s rental income, exclusive of operating expense reimbursements.
(2)    Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the three months ended March 31, 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
CA	27	8	5	3,048	1,359	449	26%
TX	38	3	3	4,829	536	242	22%
(1)    The Company’s rental income, exclusive of operating expense reimbursements.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the COVID-19 pandemic, including the risk of additional surges of COVID-19 infections due to the rate of public acceptance and efficacy of COVID-19 vaccines or to new and more contagious and/or vaccine resistant variants, and the measures taken to prevent the spread of COVID-19 and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the ability to retain our key management personnel; (xi) the ability to maintain our status as a real estate investment trust (“REIT”); (xii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiv) any additional factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of March 31, 2022, we owned and leased to independent operators, 228 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,834 operational beds and units located in 29 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of March 31, 2022, we also had other real estate investments consisting of one mezzanine loan receivable with a carrying value of $15.2 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, and secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties. We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators, behavioral health facilities and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Recent Developments

COVID-19 and Market Conditions Update
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities, including in connection with their implementation of safety protocols and procedures and other regulatory requirements. Our tenants are also experiencing labor shortages resulting in limited admissions, reduced occupancy and higher agency expense.

At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, at which time we began to see a decline. This decline in occupancy continued through the first quarter of 2021 then remained flat through the fourth quarter of 2021. Seniors housing occupancy modestly increased during the first quarter of 2022 compared to the fourth quarter of 2021. Occupancy levels at our SNFs, which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, had been on a slow incline from February through December 2021. SNF occupancy held stable during the first quarter of 2022 compared to the fourth quarter of 2021. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of the temporary waiver of the three-day hospital stay requirement, overall skilled mix remained slightly elevated in the three months ended March 31, 2022 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy. However, the skilled mix in our SNFs during the three months ended March 31, 2022 was lower than the peak level seen in December 2020, and we anticipate that the skilled mix in our SNFs will continue to decline as cases of COVID-19 decline or if the suspension of the three-day hospital stay requirement is lifted.
The U.S. Department of Health and Human Services (“HHS”) recently renewed the COVID-19 Public Health Emergency, which is currently set to be in force through July 2022, and that allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included a temporary suspension of a 2% Medicare sequestration cut through the end of March 2022. Beginning April 1, 2022, a 1% sequestration cut went into effect through June 30, 2022 with the full 2% cut resuming thereafter. A temporary increase in Federal Medical Assistance Percentages, which was approved retroactive to January 1, 2020, is effective through June 30, 2022.
The current limited availability or unavailability of grants and other funds being made available to our seniors housing facilities for healthcare related expenses or lost revenues attributable to COVID-19, as well as the tapering of grants and other funds for our SNFs, has also impacted some of our tenants’ ability to continue to meet some of their financial obligations, as they continue to experience lower occupancy levels and higher operating costs.

As a result of the foregoing impacts of the COVID-19 pandemic, our tenants’ ability to continue to meet some of their financial obligations to us has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended March 31, 2022, we collected 94.9% of contractual rents due from our operators including cash deposits used to offset rent shortfalls, and 91.8% excluding cash deposits. During the three months ended March 31, 2022, we determined that it was not probable that we would collect substantially all of the contractual obligations from four existing and former operators and, accordingly, we reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.1 million of straight-line rent. In addition, we determined that the collectibility of contractual rents from two operators is not reasonably assured and we moved these two operators to a cash basis method of accounting during the three months ended March 31, 2022. Approximately 93.2% of our contractual rent obligations due for April 2022 have been collected and no cash deposits on hand were applied.
For more information regarding the potential impact of COVID-19 on our business, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
On April 11, 2022, the Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule that would decrease the aggregate net payment by 0.7% for fiscal year 2023. CMS estimates that the aggregate impact of the payment policies in the proposed rule would result in a decrease of approximately $320 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022.

Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales
In connection with our ongoing review and monitoring of our investment portfolio and the performance of our tenants, we determined to pursue the sale of 27 properties and repurposing three properties, representing an aggregate of approximately 10% of contractual cash rent as of March 31, 2022. As of March 31, 2022, we determined that these 27 properties met the criteria to be classified as assets held for sale and, in connection with this determination, we recognized an aggregate impairment charge of $59.7 million related to 20 of the 27 held for sale properties, which is reported in impairment of real estate investments in the condensed consolidated statements of operations for the three months ended March 31, 2022. The impairment charge was recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell. As of March 31, 2022, the net book value of these 27 properties was $141.7 million.
During the first quarter of 2022, we determined that one ALF that was classified as held for sale at December 31, 2021 no longer met the held for sale criteria. We reclassified this ALF’s carrying value of $4.8 million out of assets held for sale and recorded catch-up depreciation of approximately $0.1 million during the three months ended March 31, 2022.

During the first quarter of 2022, we closed on the sale of one SNF consisting of 83 beds located in Washington with a carrying value of $0.8 million, for net sales proceeds of $1.0 million. During the three months ended March 31, 2022, we recorded a gain of $0.2 million in connection with the sale.

Recent Investments
From January 1, 2022 through May 5, 2022, we acquired 1 SNF and 1 multi-service campus for approximately $21.9 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $2.1 million and an initial blended yield of approximately 9.4%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

At-The-Market Offering of Common Stock
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”).
There was no ATM Program activity for the three months ended March 31, 2022. The following table summarizes the ATM Program activity for the three months ended March 31, 2021 (in thousands, except per share amounts).

For the Three Months Ended
March 31, 2021
Number of shares	702
Average sales price per share	$23.62
Gross proceeds(1)	$16,579
(1) Total gross proceeds is before $0.2 million of commissions paid to the sales agents during the three months ended March 31, 2021 under the ATM Program.
As of March 31, 2022, we had $476.5 million available for future issuances under the ATM Program.

Results of Operations
In the first quarter of 2022, we elected to discuss any material changes in our results of operations by comparing our most recently completed quarter to the immediately preceding sequential quarter, as permitted under the recently amended Item 303 of Regulation S-K. Because our business is not seasonal, we believe this comparison provides a more relevant and informative representation of the changes to our results of operations over time. For purposes of this Quarterly Report on Form 10-Q, we also continue to discuss any material changes in our results of operations for the most recently completed quarter compared to the corresponding prior year period pursuant to Item 303 of Regulation S-K.
Operating Results
Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	March 31, 2022	December 31, 2021
	(dollars in thousands)
Revenues:
Rental income	$46,007	$49,118	$(3,111)	(6)%
Interest and other income	469	619	(150)	(24)%
Expenses:
Depreciation and amortization	13,575	14,056	(481)	(3)%
Interest expense	5,742	5,689	53	1%
Property taxes	1,420	1,108	312	28%
Impairment of real estate investments	59,683	—	59,683	*
Provision for loan losses, net	3,844	—	3,844	*
Property operating expenses	447	—	447	*
General and administrative	5,215	10,738	(5,523)	(51)%
Other income:
Gain on sale of real estate	186	115	71	62%
•Not meaningful
Rental income. The $3.1 million, or 6%, decrease in rental income is primarily due to a $2.6 million decrease in rental income and tenant reimbursements related to moving certain tenants to a cash basis method of accounting, a $1.0 million write-off of uncollectible rent, and a $0.1 million decrease in tenant reimbursements, partially offset by an increase of $0.3 million due to contractual increases in rental rates for our existing tenants and $0.2 million from real estate investments made after October 1, 2021.
Interest and other income. The $0.2 million, or 24%, decrease in interest and other income was primarily due to a decrease of $0.1 million related to a forfeited sales deposit recognized in the three months ended December 31, 2021 and a decrease of $0.1 million due to placing one other loan receivable on non-accrual status during the three months ended March 31, 2022.
Depreciation and amortization. The $0.5 million, or 3%, decrease in depreciation and amortization was primarily due to a decrease of $0.5 million due to assets reclassified as held for sale and a decrease of $0.2 million due to assets becoming fully depreciated after October 1, 2021, partially offset by an increase of $0.2 million related to new real estate investments and capital improvements made after October 1, 2021.
Interest expense. The $0.1 million, or 1%, increase in interest expense was primarily due to a higher weighted average debt balance and a higher interest rate under the Revolving Facility during the three months ended March 31, 2022.
Property taxes. The $0.3 million, or 28%, increase in property taxes was primarily due to changes in estimates of property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale during the three months ended March 31, 2022.
Impairment of real estate investments. During the three months ended March 31, 2022, we recognized an aggregate impairment charge of $59.7 million related to 20 properties that all met the held for sale criteria during the quarter. See above under “Recent Developments” for additional information. No impairment charges were recognized during the three months ended December 31, 2021.
Provision for loan losses, net. During the three months ended March 31, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on a non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off.
Property operating expenses. During the three months ended March 31, 2022, we recognized $0.5 million of property operating expenses related to assets we plan to sell or repurpose. No similar expenses were incurred during the three months ended December 31, 2021.
General and administrative expense. The $5.5 million, or 51%, decrease in general and administrative expense was primarily related to a decrease in stock compensation expense of $4.1 million and a decrease in non-routine transaction costs of $1.4 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021.
Gain on sale of real estate. During the three months ended March 31, 2022, we recorded a $0.2 million gain on sale of real estate related to the sale of one SNF. During the three months ended December 31, 2021, we recorded a $0.1 million gain on sale of real estate related to the sale of one land parcel.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Difference
	2022	2021
	(dollars in thousands)
Revenues:
Rental income	$46,007	$45,246	$761	2%
Interest and other income	469	505	(36)	(7)%
Expenses:
Depreciation and amortization	13,575	13,473	102	1%
Interest expense	5,742	5,762	(20)	—%
Property taxes	1,420	696	724	104%
Impairment of real estate investments	59,683	—	59,683	*
Provision for loan losses, net	3,844	—	3,844	*
Property operating expenses	447	—	447	*
General and administrative	5,215	5,142	73	1%
Other income (loss):
Gain (loss) on sale of real estate	186	(192)	378	(197)%
•Not meaningful
Rental income. The $0.8 million, or 2%, increase in rental income is primarily due to a $2.9 million increase in rental income from real estate investments made after January 1, 2021, $0.8 million due to contractual increases in rental rates for our existing tenants and a $0.3 million increase in tenant reimbursements, partially offset by a $2.2 million decrease in rental income and tenant reimbursements related to moving certain tenants to a cash basis method of accounting and a $1.0 million write-off of uncollectible rent.
Interest and other income. The $36,000, or 7%, decrease in interest and other income is primarily due to placing one other loan receivable on non-accrual status during the three months ended March 31, 2022.
Depreciation and amortization. The $0.1 million, or 1%, increase in depreciation and amortization was primarily due to an increase in depreciation and amortization of $1.2 million related to new real estate investments and capital improvements made after January 1, 2021, partially offset by a decrease in depreciation of $0.6 million due to assets becoming fully depreciated after January 1, 2021 and a $0.5 million decrease from assets reclassified as held for sale
Interest expense. Interest expense decreased by $20,000 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the redemption in full of our 5.25% Senior Notes due 2025 in July 2021, offset by the issuance in June 2021 of our Notes at a lower interest rate.
Property taxes. The $0.7 million, or 104%, increase in property taxes was primarily due to a $0.3 million increase due to changes in estimates of property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale during the three months ended March 31, 2022, a $0.3 million increase due to new real estate investments made after January 1, 2021 and a $0.1 million increase related to the transfer of certain properties to new operators that do not make direct tax payments.
Impairment of real estate investments. During the three months ended March 31, 2022, we recognized an aggregate impairment charge of $59.7 million related to 20 properties that all met the held for sale criteria during the quarter. See above under “Recent Developments” for additional information. No impairment charges were recognized during the three months ended March 31, 2021.
Provision for loan losses, net. During the three months ended March 31, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off.

Property operating expenses. During the three months ended March 31, 2022, we recognized $0.5 million of property operating expenses related to assets we plan to sell or repurpose. No similar expenses were incurred during the three months ended March 31, 2021.
General and administrative expense. The $0.1 million, or 1%, increase in general and administrative expense was primarily related to higher cash wages of $0.3 million, partially offset by lower professional services expense of $0.1 million and lower stock compensation expense of $0.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Gain (loss) on sale of real estate. During the three months ended March 31, 2022, we recorded a $0.2 million gain on sale of real estate related to the sale of one SNF. During the three months ended March 31, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one SNF.
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
•interest expense and scheduled debt maturities on outstanding indebtedness;
•general and administrative expenses;
•dividend plans;
•operating lease obligations; and
•capital expenditures for improvements to our properties.
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and seniors housing properties as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Amended Credit Facility (as defined below), future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We believe that our expected operating cash flow from rent collections, interest payments on our other real estate investments, and borrowings under our Amended Credit Facility, together with our cash balance of $26.6 million, available borrowing capacity of $495.0 million under the Revolving Facility (as defined below) and availability under the ATM Program of $476.5 million, each at March 31, 2022, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio as described under “Recent Developments” above, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend, any share repurchases under our Repurchase Program (as defined below) and any failure of our operators to pay rent may impact our available capital resources.
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. Through March 31, 2022, we have not repurchased any shares of common stock under the Repurchase Program and, as of March 31, 2022, we had $150.0 million of remaining authorization under the Repurchase Program. The Repurchase Program may be modified, discontinued or suspended at any time.
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
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$34,579	$33,949
Net cash used in investing activities	(24,072)	(133,300)
Net cash (used in) provided by financing activities	(3,816)	110,901
Net increase in cash and cash equivalents	6,691	11,550
Cash and cash equivalents as of the beginning of period	19,895	18,919
Cash and cash equivalents as of the end of period	$26,586	$30,469
Net cash provided by operating activities increased $0.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $0.6 million in cash provided by operating activities for the three months ended March 31, 2022 is primarily due to increased rental payments as a result of new investments, partially offset by moving certain tenants to a cash basis method of accounting and an increase in cash paid for general and administrative expenses.
Cash used in investing activities for the three months ended March 31, 2022 was primarily comprised of $24.0 million in acquisitions of real estate and investments in other loans and $1.9 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $1.0 million in net proceeds from real estate sales and $0.9 million of payments received from other loans receivable. Cash used in investing activities for the three months ended March 31, 2021 was primarily comprised of $138.9 million in acquisitions of real estate and investments in other loans and $1.3 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $6.8 million in net proceeds from real estate sales and $0.1 million of payments received from other loans receivable.
Our cash flows used in financing activities for the three months ended March 31, 2022 were primarily comprised of $26.0 million in dividends paid and a $2.8 million net settlement adjustment on restricted stock, partially offset by $25.0 million in borrowings under our Amended Credit Facility (as defined below). Our cash flows provided by financing activities for the three months ended March 31, 2021 were primarily comprised of $120.0 million in borrowings under our Amended Credit Facility and $16.2 million of net proceeds from the issuance of common stock under our ATM Program, partially offset by $24.0 million in dividends paid and a $1.3 million net settlement adjustment on restricted stock.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, the Issuers completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. As of March 31, 2022, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
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
As of March 31, 2022, we had $200.0 million outstanding under the Term Loan and $105.0 million outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 8, 2023, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of our consolidated subsidiaries (unless we obtain certain specified investment grade ratings on our senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of our senior long-term unsecured debt). Interest payments on the Term Loan and Revolving Facility are due monthly and facility fee payments are due quarterly.
As of March 31, 2022, we were in compliance with all applicable financial covenants under the Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Amended Credit Agreement.
Capital Expenditures
As of March 31, 2022, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $5.5 million, of which $4.4 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our Board of Directors for the three months ended March 31, 2022.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million and an unsecured term loan facility in an aggregate principal amount of $200.0 million from a syndicate of banks and other financial institutions.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of March 31, 2022, we had a $200.0 million Term Loan outstanding and had $105.0 million outstanding under the Revolving Facility.
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
In addition, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. When LIBOR ceases to exist, we will need to enter into an amendment to the Amended Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of March 31, 2022 described above and the interest rates applicable to our outstanding debt at March 31, 2022, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $0.8 million for the three months ended March 31, 2022.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2022, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2022 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31, 2022	30,556	$20.84
February 1 - February 28, 2022	108,131	19.75
March 1 - March 31, 2022	—	—
Total	138,687	$19.99
On March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock. Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. Through March 31, 2022, we have not repurchased any shares of our common stock under the Repurchase Program and $150.0 million remains available for the repurchase of shares of our common stock under the Repurchase Program as of March 31, 2022. The Repurchase Program may be modified, discontinued or suspended at any time.

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

CareTrust REIT, Inc.
May 5, 2022	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

May 5, 2022	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)