Form 10-Q
period 2022-06-30
CareTrust REIT, Inc.
filed 2022-08-04
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-36181

CareTrust REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-3999490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 Calle Amanecer, Suite 300, San Clemente, CA	92673
(Address of principal executive offices)	(Zip Code)
(949) 542-3130
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTRE	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 3, 2022, there were 97,028,742 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets:
Real estate investments, net	$1,390,286	$1,589,971
Other real estate investments	115,168	15,155
Assets held for sale, net	141,767	4,835
Cash and cash equivalents	30,267	19,895
Accounts and other receivables	875	2,418
Prepaid expenses and other assets, net	6,837	7,512
Deferred financing costs, net	572	1,062
Total assets	$1,685,772	$1,640,848
Liabilities and Equity:
Senior unsecured notes payable, net	$394,706	$394,262
Senior unsecured term loan, net	199,242	199,136
Unsecured revolving credit facility	205,000	80,000
Accounts payable, accrued liabilities and deferred rent liabilities	21,749	25,408
Dividends payable	26,807	26,285
Total liabilities	847,504	725,091
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 96,605,112 and 96,296,673 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	966	963
Additional paid-in capital	1,195,282	1,196,839
Cumulative distributions in excess of earnings	(357,980)	(282,045)
Total equity	838,268	915,757
Total liabilities and equity	$1,685,772	$1,640,848

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$46,806	$47,744	$92,813	$92,990
Interest and other income	747	514	1,216	1,019
Total revenues	47,553	48,258	94,029	94,009
Expenses:
Depreciation and amortization	12,559	13,843	26,134	27,316
Interest expense	6,303	6,534	12,045	12,296
Property taxes	1,254	766	2,674	1,462
Impairment of real estate investments	1,701	—	61,384	—
Provision for loan losses, net	—	—	3,844	—
Property operating expenses	89	—	536	—
General and administrative	4,978	5,798	10,193	10,940
Total expenses	26,884	26,941	116,810	52,014
Other income (loss):
Gain (loss) on sale of real estate	—	—	186	(192)
Net income (loss)	$20,669	$21,317	$(22,595)	$41,803
Earnings (loss) per common share:
Basic	$0.21	$0.22	$(0.24)	$0.43
Diluted	$0.21	$0.22	$(0.24)	$0.43
Weighted-average number of common shares:
Basic	96,564	96,082	96,487	95,732
Diluted	96,598	96,120	96,487	95,755

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2022	96,296,673	$963	$1,196,839	$(282,045)	$915,757
Vesting of restricted common stock, net of shares withheld for employee taxes	190,393	2	(2,774)	—	(2,772)
Amortization of stock-based compensation	—	—	1,521	—	1,521
Common dividends ($0.275 per share)	—	—	—	(26,659)	(26,659)
Net loss	—	—	—	(43,264)	(43,264)
Balance at March 31, 2022	96,487,066	$965	$1,195,586	$(351,968)	$844,583
Vesting of restricted common stock, net of shares withheld for employee taxes	118,046	1	(1,698)	—	(1,697)
Amortization of stock-based compensation	—	—	1,394	—	1,394
Common dividends ($0.275 per share)	—	—	—	(26,681)	(26,681)
Net income	—	—	—	20,669	20,669
Balance at June 30, 2022	96,605,112	$966	$1,195,282	$(357,980)	$838,268

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(22,595)	$41,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	26,167	27,345
Amortization of deferred financing costs	1,040	1,012
Amortization of stock-based compensation	2,915	3,395
Straight-line rental income	(11)	(20)
Adjustment for collectibility of rental income	977	—
Noncash interest income	(13)	—
(Gain) loss on sale of real estate	(186)	192
Impairment of real estate investments	61,384	—
Provision for loan losses, net	3,844	—
Change in operating assets and liabilities:
Accounts and other receivables	578	(93)
Prepaid expenses and other assets, net	(1,724)	88
Accounts payable, accrued liabilities and deferred rent liabilities	(4,074)	(3,165)
Net cash provided by operating activities	68,302	70,557
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(21,915)	(147,807)
Purchases of equipment, furniture and fixtures and improvements to real estate	(3,628)	(3,463)
Investment in real estate related and other loans receivable	(102,086)	(700)
Principal payments received on real estate related and other loans receivable	1,026	113
Net proceeds from sales of real estate	959	6,814
Net cash used in investing activities	(125,644)	(145,043)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	22,946
Proceeds from the issuance of senior unsecured notes payable	—	400,000
Borrowings under unsecured revolving credit facility	125,000	170,000
Payments on unsecured revolving credit facility	—	(170,000)
Payments on debt extinguishment and deferred financing costs	—	(5,577)
Net-settle adjustment on restricted stock	(4,469)	(1,331)
Dividends paid on common stock	(52,817)	(49,513)
Net cash provided by financing activities	67,714	366,525
Net increase in cash and cash equivalents	10,372	292,039
Cash and cash equivalents as of the beginning of period	19,895	18,919
Cash and cash equivalents as of the end of period	$30,267	$310,958
Supplemental disclosures of cash flow information:
Interest paid	$10,987	$10,664
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$522	$1,834
Increase in deferred financing costs payable	$—	$618
Transfer of pre-acquisition costs to acquired assets	$7	$358

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2022, the Company owned and leased to independent operators, 228 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,876 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2022, the Company also had other real estate investments consisting of one senior secured loan receivable and two mezzanine loans receivable with an aggregate carrying value of $115.2 million.
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
 Recent Accounting Pronouncements—In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). For U.S. Dollar LIBOR, the overnight, one-month, three-month, six-month and one-year LIBOR rates will be discontinued in June 2023, while other U.S. Dollar LIBOR rates were discontinued at the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s real estate properties held for investment at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Land	$236,682	$251,787
Buildings and improvements	1,430,948	1,622,019
Integral equipment, furniture and fixtures	96,128	104,722
Identified intangible assets	2,832	1,257
Real estate investments	1,766,590	1,979,785
Accumulated depreciation and amortization	(376,304)	(389,814)
Real estate investments, net	$1,390,286	$1,589,971
As of June 30, 2022, 226 of the Company’s 228 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. Two of the Company’s 228 facilities are non-operational and are leased under a short term lease with an expected term of less than one year as of June 30, 2022. As of June 30, 2022, 27 facilities were held for sale.
As of June 30, 2022, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, was as follows (dollars in thousands):

Year	Amount
2022 (six months)	$98,897
2023	197,657
2024	196,480
2025	196,452
2026	196,557
2027	193,547
Thereafter	1,011,035
Total	$2,090,625
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties		Lease Expiration	Next Option Open Date		Option Type(1)	Current Cash Rent(2)
ALF	5	(6)	October 2034	1/1/2023	(3)	A	$2,287
SNF	11		November 2030	1/1/2023	(3)	C	4,944
SNF	1		March 2029	4/1/2022	(4)	B / C(5)	805
SNF / Campus	2		October 2032	1/1/2023	(3)	B	1,065
SNF	4		November 2034	12/1/2024	(4)	B	3,796
ALF	2	(6)	October 2034	1/1/2026	(3)	A	1,598
(1) Option type includes:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of June 30, 2022.
(3) Option window is open for six months.
(4) Option window is open until the expiration of the lease term.
(5) Purchase option reflects two option types.
(6) Includes properties classified as held for sale as of June 30, 2022.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rental Income	2022	2021	2022	2021
Contractual rent due(1)	$46,801	$47,736	$93,779	$92,907
Straight-line rent	5	8	11	20
Adjustment for collectibility(2)	—	—	(977)	—
Lease termination revenue(3)	—	—	—	63
Total	$46,806	$47,744	$92,813	$92,990
(1) Includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended June 30, 2022 and 2021 were $0.7 million and $0.8 million, respectively. Tenant operating expense reimbursements for the six months ended June 30, 2022 and 2021 were $1.3 million and $1.5 million, respectively.
(2)    During the six months ended June 30, 2022, and in accordance with Accounting Standards Codification 842, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from four existing and former operators. As such, the Company reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.1 million of straight-line rent during the six months ended June 30, 2022. If lease payments are subsequently deemed probable of collection, the Company will increase rental income for such recoveries.
(3) During the six months ended June 30, 2021, in connection with the agreement to terminate its lease agreements with Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third party, the Company received approximately $0.1 million from Metron affiliates.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the six months ended June 30, 2022 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$8,918	$815	1	135
Multi-service campuses	13,003	1,235	1	130
Total	$21,921	$2,050	2	265
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
Lease Amendments
Noble Partial Lease Termination and New Landmark Lease. On June 16, 2022, one ALF in Florida was removed from a master lease with affiliates of Noble Senior Services (“Noble”) and the Company amended the applicable Noble master lease to reflect the removal of the ALF. Annual cash rent under the applicable Noble master lease decreased by approximately $0.6 million. In connection with the partial lease termination, the Company entered into a lease with Landmark Recovery of Florida, LLC (“Landmark”) to repurpose the facility as a behavioral health treatment center. Rent under the lease will commence one year following commencement of the lease term or, if earlier, upon Landmark obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The lease will expire on the 20th anniversary of the rent commencement date and contains one 10-year renewal option and CPI-based rent escalators.
Pennant Partial Lease Termination and Amended Ensign Master Leases. On April 1, 2022, operations at two ALFs in California and Washington operated by affiliates of The Pennant Group, Inc. (“Pennant”) were transferred to affiliates of The Ensign Group, Inc. (“Ensign”). In connection with the transfers, the Company amended the Pennant master lease to reflect the removal of the two ALFs and amended two existing triple-net master leases with Ensign to include the two ALFs. The applicable Ensign master leases have remaining terms of approximately five years and 16 years, respectively, both with three five-year renewal options and CPI-based rent escalators. Annual cash rent under each of the two applicable Ensign master leases, as amended, increased by approximately $0.4 million and annual cash rent under the Pennant master lease, as amended, decreased by $0.8 million.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On March 1, 2022, operations at one ALF in Arizona operated by affiliates of Pennant were transferred to affiliates of Ensign. In connection with the transfer, the Company amended the Pennant master lease to reflect the removal of the ALF and amended an existing triple-net master lease with Ensign to include the one ALF. The applicable Ensign master lease had a remaining term at the date of amendment of approximately 11 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign master lease, as amended, increased by approximately $0.3 million and annual cash rent under the Pennant master lease, as amended, decreased by the same amount.
Amended Eduro Master Lease. On February 1, 2022, the Company acquired one SNF. In conjunction with the acquisition, the Company amended its existing triple-net master lease with affiliates of Eduro Healthcare, LLC (“Eduro”) to include the one SNF and extended the initial lease term. The Eduro master lease, as amended, had a remaining term at the date of amendment of approximately 12 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the Eduro master lease, as amended, increased by approximately $0.8 million.
Amended WLC Master Lease. On March 1, 2022, the Company acquired one multi-service campus. In conjunction with the acquisition, the Company amended its existing triple-net master lease with affiliates of WLC Management Firm, LLC (“WLC”) to include the one multi-service campus. The WLC master lease, as amended, had a remaining term at the date of amendment of approximately 12 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the WLC master lease, as amended, increased by approximately $1.2 million.
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
In connection with the Company’s ongoing review and monitoring of its investment portfolio and the performance of its tenants, during the first quarter of 2022, the Company determined to pursue the sale of 27 properties and the repurposing of three properties representing an aggregate of approximately 9% of contractual cash rent as of June 30, 2022. As of March 31, 2022, the Company determined that these 27 properties met the criteria to be classified as assets held for sale and, in connection with this determination, the Company recognized an aggregate impairment charge of $59.7 million related to 20 of the 27 held for sale properties, which is reported in impairment of real estate investments in the condensed consolidated statements of operations for the six months ended June 30, 2022. The impairment charge was recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell. As of June 30, 2022, the net book value of the 27 properties classified as held for sale was $141.8 million, which is comprised of the real estate assets.
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
During the second quarter of 2022, the Company recognized an impairment charge of $1.7 million related to one SNF. The Company wrote down its carrying value of $2.8 million to its estimated fair value of $1.1 million, which is included in real estate investments, net on the Company’s condensed consolidated balance sheets. The fair value of the asset was based on comparable market transactions. For the Company’s impairment calculation, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit of $20,000.
During the first quarter of 2022, the Company determined that one ALF that was classified as held for sale at December 31, 2021 no longer met the held for sale criteria. The Company reclassified this ALF’s carrying value of $4.8 million out of assets held for sale and recorded catch-up depreciation of approximately $0.1 million during the six months ended June 30, 2022.
On February 22, 2022, the Company closed on the sale of one SNF, operated by affiliates of Cascadia Healthcare, LLC (“Cascadia”), consisting of 83 beds located in Washington with a carrying value of $0.8 million, for net sales proceeds of $1.0 million. During the six months ended June 30, 2022, the Company recorded a gain of $0.2 million in connection with the sale. There was no rent reduction under the Cascadia master lease in connection with the sale.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE INVESTMENTS AND OTHER LOANS RECEIVABLE
As of June 30, 2022 and December 31, 2021, the Company’s other real estate investments consisted of the following (dollars in thousands):

					As of June 30, 2022
Investment	Facility Count and Type	Principal Balance as of June 30, 2022	Book Value as of June 30, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate	Maturity Date
Senior secured loan receivable	18 SNF/Campus	$75,000	$75,018	$—	8.5%	6/30/2027
Mezzanine loan receivable	9 SNF	15,000	15,150	15,155	12.0%	11/30/2025
Mezzanine loan receivable	18 SNF/Campus	25,000	25,000	—	11.0%	6/30/2032
		$115,000	$115,168	$15,155
The following table summarizes the Company’s other real estate investments activity for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Origination of other real estate investments	$100,000	$—
Accrued interest, net	13	150
Net increase in other real estate investments	$100,013	$150
In June 2022, the Company extended a $75.0 million term loan to a skilled nursing real estate owner as part of a larger, multi-tranche, senior secured term loan facility. The senior secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche (with the “C” tranche being the most subordinate). The Company’s $75.0 million term loan constituted the entirety of the “C” tranche with its payments subordinated accordingly. The senior secured term loan facility is secured by an 18-facility skilled nursing portfolio in the Mid-Atlantic region, to be operated by a large, regional skilled nursing operator. In connection with the senior secured term loan facility and the borrower’s acquisition of the skilled nursing portfolio, the Company also extended to the borrower group a $25.0 million mezzanine loan. The “C” tranche of the senior secured term loan bears interest at 8.5%, less a servicing fee equal to the positive difference, if any, between the lesser of the contractual interest payment and actual payment of interest made by the borrower and a hypothetical interest payment at a rate of 8.25%, resulting in an effective interest rate of 8.375%. The “C” tranche term loan is set to mature on June 30, 2027 and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the end of the month of prepayment; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The mezzanine loan bears interest at 11% and is secured by a pledge of membership interests in an up-tier affiliate of the borrower group. The mezzanine loan is set to mature on June 30, 2032, and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date, commencing on June 30, 2029, for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the date of prepayment. The “C” tranche term loan and mezzanine loan both require monthly interest payments. The Company elected the fair value option for both the “C” tranche term loan and the mezzanine loan. The fair value option is elected on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. The Company’s primary purpose in electing the fair value option for these instruments was to align with management’s view of the underlying economics of the loans and the manner in which they are managed.
See Note 12, Subsequent Events for information regarding a $22.3 million “B” tranche term loan extended by the Company to a borrower in August 2022.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2022 and December 31, 2021, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of June 30, 2022
Investment	Principal Balance as of June 30, 2022	Book Value as of June 30, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$5,377	$5,383	$3,161	8.0%	9/1/2023 - 12/31/2023
Expected credit loss	(4,594)	(4,594)	—
Total	$783	$789	$3,161
The following table summarizes the Company’s other loans receivable activity for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Origination of loans receivable	$2,500	$700
Principal payments	(276)	(113)
Accrued interest	(2)	5
Expected credit loss	(5,344)	—
Loan loss recovery	750	—
Net change in other loans receivable	$(2,372)	$592
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, including an unfunded loan commitment of $0.4 million, net of a loan loss recovery of $0.8 million related to a loan previously written-off. As of December 31, 2021, the Company had no expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment	2022	2021	2022	2021
Senior secured loan receivable	$17	$—	$17	$—
Mezzanine loans receivable	713	455	1,163	905
Other	17	59	36	114
Total	$747	$514	$1,216	$1,019
6. FAIR VALUE MEASUREMENTS
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. GAAP guidance defines three levels of inputs that may be used to measure fair value:

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2022
Assets:
Senior secured loan receivable	$—	$—	$75,018	$75,018
Mezzanine loans receivable	—	—	40,150	40,150

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,155	$15,155

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Senior Secured Loan	Investments in Mezzanine Loans
Balance at December 31, 2021	$—	$15,155
Loan originations	75,000	25,000
Accrued interest, net	18	(5)
Balance as of June 30, 2022	$75,018	$40,150
Senior secured and mezzanine loans receivables: The fair value of the senior secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. As of June 30, 2022, the fair values of the senior secured loan receivable and the mezzanine loan receivable originated in June 2022 are not sensitive to market interest rates due to the recent issuance of the loans at market interest rates. Future changes in market interest rates could materially impact the estimated discounted cash flows. As of June 30, 2022 and December 31, 2021, the Company did not have any loans measured at fair value that were 90 days or more past due.
For the three and six months ended June 30, 2022, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of June 30, 2022 and December 31, 2021 using Level 2 inputs is as follows (dollars in thousands):

		June 30, 2022			December 31, 2021
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$394,706	$336,000	$400,000	$394,262	$410,500

Cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.

Senior unsecured notes payable: The fair value of the Notes was determined using third-party quotes derived from orderly trades.

Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates for similar debt arrangements.

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$400,000	$(5,294)	$394,706	$400,000	$(5,738)	$394,262
Senior unsecured term loan	200,000	(758)	199,242	200,000	(864)	199,136
Unsecured revolving credit facility	205,000	—	205,000	80,000	—	80,000
	$805,000	$(6,052)	$798,948	$680,000	$(6,602)	$673,398

Senior Unsecured Notes Payable
2028 Senior Notes. On June 17, 2021, the Company’s wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were issued at par, resulting in gross proceeds of $400.0 million and net proceeds of approximately $393.8 million after deducting underwriting fees and other offering expenses. The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021.
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
As of June 30, 2022, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2022, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and $205.0 million outstanding under the Revolving Facility.
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
As of June 30, 2022, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

8. EQUITY
Common Stock
At-The-Market Offering—On March 10, 2020, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”).
There was no ATM Program activity for the three and six months ended June 30, 2022. The following table summarizes the ATM Program activity for the three and six months ended June 30, 2021 (in thousands, except per share amounts).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Number of shares	288	990
Average sales price per share	$24.05	$23.74
Gross proceeds(1)	$6,926	$23,505
(1) Total gross proceeds is before $0.1 million and $0.3 million of commissions paid to the sales agents during the three and six months ended June 30, 2021, respectively, under the ATM Program.
As of June 30, 2022, the Company had $476.5 million available for future issuances under the ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program for up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. Through June 30, 2022, the Company has not repurchased any shares of common stock under the Repurchase Program. As of June 30, 2022, $150.0 million remained available under the Repurchase Program. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for the first six months of 2022 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2022	June 30, 2022
Dividends declared per share	$0.275	$0.275
Dividends payment date	April 15, 2022	July 15, 2022
Dividends payable as of record date(1)	$26,691	$26,683
Dividends record date	March 31, 2022	June 30, 2022
(1)    Dividends payable includes dividends on performance stock awards that will be paid if and when the shares subject to such awards vest.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Under the Plan, restricted stock awards (“RSAs”) granted in fiscal 2022 to employees vest in equal annual installments beginning on the first anniversary of the grant date over a three year period. RSAs granted to non-employee members of the Board of Directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next annual meeting of stockholders or the first anniversary of the grant date. Performance stock awards (“PSA”) granted to employees are subject to both time and performance based conditions and vest over a one-to-three year period for PSAs granted in 2021 or over a one-to-four year period for PSAs granted prior to 2021.
The following table summarizes the RSAs and PSAs activity for the six months ended June 30, 2022:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2021	891,333	$20.91
Granted:
RSAs	9,684	17.56
Board Awards	25,992	16.93
Vested	(501,479)	20.60
Forfeited	(1,900)	21.50
Unvested balance at June 30, 2022	423,630	$20.96
As of June 30, 2022, the weighted-average remaining vesting period of such awards was 1.9 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$1,394	$1,810	$2,915	$3,395
As of June 30, 2022, there was $8.9 million of unamortized stock-based compensation expense related to the unvested RSAs, PSAs and TSR Awards.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

10. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2022 and 2021, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$20,669	$21,317	$(22,595)	$41,803
Less: Net income allocated to participating securities	(94)	(116)	(211)	(234)
Numerator for basic and diluted earnings available to common stockholders	$20,575	$21,201	$(22,806)	$41,569
Denominator:
Weighted-average basic common shares outstanding	96,564	96,082	96,487	95,732
Dilutive performance stock awards	34	38	—	23
Weighted-average diluted common shares outstanding	96,598	96,120	96,487	95,755

Earnings (loss) per common share, basic	$0.21	$0.22	$(0.24)	$0.43
Earnings (loss) per common share, diluted	$0.21	$0.22	$(0.24)	$0.43
Antidilutive unvested RSAs, PSAs and TSR Awards excluded from the computation	341	439	431	439
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of June 30, 2022, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $7.2 million, of which $1.9 million is subject to rent increase at the time of funding.

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
Major operator concentration - The Company has operators from which it derived 10% or more of its rental revenue for the three and six months ended June 30, 2022 and 2021. The following table sets forth information regarding the Company’s major operators as of June 30, 2022 and 2021:

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Six Months Ended
June 30, 2022
Ensign(2)	83	8	7	8,756	997	678	35%	35%
Priority Management Group	13	2	—	1,742	402	—	16%	16%

June 30, 2021
Ensign(2)	81	8	4	8,515	997	395	31%	32%
Priority Management Group	13	2	—	1,742	402	—	15%	15%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the three and six months ended June 30, 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
CA	27	8	5	3,048	1,359	449	27%	26%
TX	38	3	3	4,849	536	242	22%	22%
(1)    The Company’s rental income, exclusive of operating expense reimbursements.
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Recent Investment
On August 1, 2022, the Company extended a $22.3 million “B” tranche secured term loan to a skilled nursing real estate owner in connection with the borrower’s acquisition of five skilled nursing facilities located in the state of California. The secured loan was structured with an “A” tranche and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The loan facility is primarily secured by the five skilled nursing facilities, four of which will be operated by an existing operator and one of which will be operated by a large, regional skilled nursing operator. The “B” tranche term loan carries a three-year maturity (with two, 1-year extension options) and bears interest at a rate based on term secured overnight financing rate, with a floor of approximately 8.5%. The $22.3 million “B” tranche term loan was funded using a combination of cash on hand and borrowings under the Company’s Revolving Facility.

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
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of June 30, 2022, we owned and leased to independent operators, 228 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,876 operational beds and units located in 29 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2022, we also had other real estate investments consisting of one senior secured loan receivable and two mezzanine loans receivable with an aggregate carrying value of $115.2 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, and secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties. We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators, behavioral health facilities and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. In addition, we may, from time to time, repurpose facilities for other uses, such as behavioral health. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

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
At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, at which time we began to see a decline. This decline in occupancy continued through the first quarter of 2021 then remained flat through the fourth quarter of 2021. Seniors housing occupancy modestly increased through the first two quarters of 2022 compared to the fourth quarter of 2021, but still lags compared to pre-pandemic occupancy levels. Occupancy levels at our SNFs, which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, had been on a slow incline from February 2021 through the second quarter of 2022, but have not reached pre-pandemic levels. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of the temporary waiver of the three-day hospital stay requirement, overall skilled mix began increasing at the start of the COVID-19 pandemic and peaked in December 2020, at which time it began declining while still remaining above pre-pandemic levels. Skilled mix increased again during the first quarter of 2022 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. However, the skilled mix in our SNFs during the three months ended June 30, 2022 decreased compared to the three months ended March 31, 2022 and was lower than the peak level seen in December 2020, and we anticipate that the skilled mix in our SNFs will continue to decline if cases of COVID-19 decline or if the suspension of the three-day hospital stay requirement is lifted. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy.
The U.S. Department of Health and Human Services (“HHS”) recently renewed the COVID-19 Public Health Emergency, which is currently set to be in force through October 2022, and that allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included a temporary suspension of a 2% Medicare sequestration cut through the end of March 2022. Beginning April 1, 2022, a 1% sequestration cut went into effect through June 30, 2022 with the full 2% cut resuming thereafter. A temporary 6.2% increase in Federal Medical Assistance Percentages, which was approved retroactive to January 1, 2020, is effective through December 31, 2022.
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
As a result of the foregoing impacts of the COVID-19 pandemic, our tenants’ ability to continue to meet some of their financial obligations to us has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three and six months ended June 30, 2022, we collected 93.9% and 94.4% of contractual rents due from our operators including cash deposits used to offset rent shortfalls, and 92.1% and 92.0% excluding cash deposits, respectively. In July 2022, we collected 102.1% of contractual rents due from our operators, which includes cash deposits. Excluding those cash deposits, contractual cash rents collected was 94.1%.
During the three months ended March 31, 2022, we determined that it was not probable that we would collect substantially all of the contractual obligations from four existing and former operators and, accordingly, we reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.1 million of straight-line rent. In addition, we determined that the collectibility of contractual rents from two operators is not reasonably assured and we moved these two operators to a cash basis method of accounting during the three months ended March 31, 2022. During the three months ended June 30, 2022, we moved one additional operator to a cash basis method of accounting.
The substantial inflationary pressures that our economy continues to face has resulted in many headwinds for us and our tenants, most notably in the form of rising interest rates, volatility in the capital markets, a softening of consumer sentiment and early signs of a potential broader economic slowdown. These current macroeconomic conditions, particularly inflation (including rising wages and supply costs) and related changes to consumer spending, including, but not limited to, causing individuals to delay or defer moves to seniors housing, could adversely impact our tenants’ ability to meet some of their financial obligations to us. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
For more information regarding the potential impact of COVID-19 and macroeconomic conditions on our business, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
SNF Reimbursement Rates
On July 29, 2022, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that will increase the aggregate net payment by 2.7% for fiscal year 2023. CMS estimates that the aggregate impact of the payment policies in the final rule will result in an increase of approximately $904 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. The payment rates will become effective on October 1, 2022.

Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
In connection with our ongoing review and monitoring of our investment portfolio and the performance of our tenants, during the first quarter of 2022, we determined to pursue the sale of 27 properties and the repurposing of three properties, representing an aggregate of approximately 9% of contractual cash rent as of June 30, 2022. As of March 31, 2022, we determined that these 27 properties met the criteria to be classified as assets held for sale and, in connection with this determination, we recognized an aggregate impairment charge of $59.7 million related to 20 of the 27 held for sale properties, which is reported in impairment of real estate investments in the condensed consolidated statements of operations for the six months ended June 30, 2022. The impairment charge was recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell. As of June 30, 2022, the net book value of these 27 properties was $141.8 million.
During the second quarter of 2022, we recognized an impairment charge of $1.7 million related to one SNF. We wrote down its carrying value of $2.8 million to its estimated fair value of $1.1 million.
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

Portfolio Activity
During the second quarter of 2022, we entered into a lease with Landmark Recovery of Florida, LLC (“Landmark”) to repurpose an existing ALF (previously leased to affiliates of Noble Senior Services) as a behavioral health treatment center. Rent under the Landmark lease will commence one year following commencement of the lease term or, if earlier, upon Landmark obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The lease will expire on the 20th anniversary of the rent commencement date and contains one 10-year renewal option and CPI-based rent escalators. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information. During the second quarter of 2022, we entered into leases with Landmark to repurpose two additional Noble facilities into behavioral health treatment centers, which will commence upon the occurrence of certain events.

Recent Investments
From January 1, 2022 through August 4, 2022, we acquired 1 SNF and 1 multi-service campus for approximately $21.9 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $2.1 million and an initial blended yield of approximately 9.4%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.
In June 2022, we extended a $75.0 million term loan to a skilled nursing real estate owner as part of a larger, multi-tranche, senior secured term loan facility. The senior secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche (with the “C” tranche being the most subordinate). Our $75.0 million term loan constituted the entirety of the “C” tranche with its payments subordinated accordingly. The senior secured term loan facility is secured by an 18-facility skilled nursing portfolio in the Mid-Atlantic region, to be operated by a large, regional skilled nursing operator. In connection with the senior secured term loan facility and the borrower’s acquisition of the skilled nursing portfolio, we also extended to the borrower group a $25.0 million mezzanine loan. The “C” tranche term loan bears interest at 8.5%, less a servicing fee equal to the positive difference, if any, between the lesser of the contractual interest payment and actual payment of interest made by the borrower and a hypothetical interest payment at a rate of 8.25%, resulting in an effective interest rate of 8.375%. The ”C” tranche term loan is set to mature on June 30, 2027 and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the end of the month of prepayment; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The mezzanine loan bears interest at 11% and is secured by a pledge of membership interests in an up-tier affiliate of the borrower group. The mezzanine loan is set to mature on June 30, 2032, and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date, commencing on June 30, 2029, for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the date of prepayment. The “C” tranche term loan and mezzanine loan both require monthly interest payments.
On August 1, 2022, we extended a $22.3 million “B” tranche secured term loan to a skilled nursing real estate owner in connection with the borrower’s acquisition of five skilled nursing facilities located in the state of California. The secured loan was structured with an “A” tranche and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The loan facility is primarily secured by the five skilled nursing facilities, four of which will be operated by an existing operator and one of which will be operated by a large, regional skilled nursing operator. The “B” tranche term loan carries a three-year maturity (with two, 1-year extension options) and bears interest at a rate based on term secured overnight financing rate, with a floor of approximately 8.5%. The $22.3 million “B” tranche term loan was funded using a combination of cash on hand and borrowings under our Revolving Facility (as defined below).

At-The-Market Offering of Common Stock
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”).
There was no ATM Program activity for the three and six months ended June 30, 2022. The following table summarizes the ATM Program activity for the three and six months ended June 30, 2021 (in thousands, except per share amounts).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Number of shares	288	990
Average sales price per share	$24.05	$23.74
Gross proceeds(1)	$6,926	$23,505
(1) Total gross proceeds is before $0.1 million and $0.3 million of commissions paid to the sales agents during the three and six months ended June 30, 2021, respectively, under the ATM Program.
As of June 30, 2022, we had $476.5 million available for future issuances under the ATM Program.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	June 30, 2022	March 31, 2022
	(dollars in thousands)
Revenues:
Rental income	$46,806	$46,007	$799	2%
Interest and other income	747	469	278	59%
Expenses:
Depreciation and amortization	12,559	13,575	(1,016)	(7)%
Interest expense	6,303	5,742	561	10%
Property taxes	1,254	1,420	(166)	(12)%
Impairment of real estate investments	1,701	59,683	(57,982)	(97)%
Provision for loan losses, net	—	3,844	(3,844)	(100)%
Property operating expenses	89	447	(358)	(80)%
General and administrative	4,978	5,215	(237)	(5)%
Other income:
Gain on sale of real estate	—	186	(186)	(100)%
•Not meaningful
Rental income. The $0.8 million, or 2%, increase in rental income is primarily due to a $1.0 million write-off of uncollectible rent during the three months ended March 31, 2022, an increase of $0.4 million due to contractual increases in rental rates for our existing tenants and $0.3 million from real estate investments made after January 1, 2022, partially offset by a $0.9 million decrease in rental income and tenant reimbursements related to moving certain tenants to a cash basis method of accounting subsequent to January 1, 2022.
Interest and other income. The $0.3 million, or 59%, increase in interest and other income was primarily due to the origination of loans receivable in June 2022. See above under “Recent Developments” for additional information.
Depreciation and amortization. The $1.0 million, or 7%, decrease in depreciation and amortization was primarily due to a decrease of $1.0 million due to assets reclassified as held for sale at March 31, 2022 and a decrease of $0.2 million due to assets becoming fully depreciated after January 1, 2022, partially offset by an increase of $0.2 million related to new real estate investments and capital improvements made after January 1, 2022.

Interest expense. The $0.6 million, or 10%, increase in interest expense was primarily due to an increase in interest expense of $0.5 million related to a higher interest rate under the Revolving Facility and the Term Loan (as defined below) and an increase of $0.1 million related to a higher weighted average debt balance under the Revolving Facility during the three months ended June 30, 2022.
Property taxes. The $0.2 million, or 12%, decrease in property taxes was primarily due to changes in estimates of property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale during the three months ended March 31, 2022.
Impairment of real estate investments. During the three months ended June 30, 2022, we recognized an impairment charge of $1.7 million related to one property. During the three months ended March 31, 2022, we recognized an aggregate impairment charge of $59.7 million related to 20 properties that all met the held for sale criteria during the quarter. See above under “Recent Developments” for additional information.
Provision for loan losses, net. During the three months ended March 31, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on a non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No provision for loan losses was recorded during the three months ended June 30, 2022.
Property operating expenses. During the three months ended June 30, 2022, we recognized $0.1 million of property operating expenses related to assets we plan to sell or repurpose. During the three months ended March 31, 2022, we recognized $0.4 million of property operating expenses related to assets we plan to sell or repurpose.
General and administrative expense. The $0.2 million, or 5%, decrease in general and administrative expense was primarily related to a decrease in incentive compensation of $0.5 million, a decrease in stock compensation expense of $0.1 million and a decrease in cash wages of $0.1 million, partially offset by an increase in legal and other professional services of $0.2 million, an increase in other administrative costs of $0.2 million and an increase in state and local taxes of $0.1 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022.
Gain on sale of real estate. During the three months ended March 31, 2022, we recorded a $0.2 million gain on sale of real estate related to the sale of one SNF.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Difference
	2022	2021
	(dollars in thousands)
Revenues:
Rental income	$92,813	$92,990	$(177)	*
Interest and other income	1,216	1,019	197	19%
Expenses:
Depreciation and amortization	26,134	27,316	(1,182)	(4)%
Interest expense	12,045	12,296	(251)	(2)%
Property taxes	2,674	1,462	1,212	83%
Impairment of real estate investments	61,384	—	61,384	*
Provision for loan losses, net	3,844	—	3,844	*
Property operating expenses	536	—	536	*
General and administrative	10,193	10,940	(747)	(7)%
Other income (loss):
Gain (loss) on sale of real estate	186	(192)	378	(197)%
•Not meaningful
Rental income. The $0.2 million decrease in rental income is primarily due to a $5.6 million decrease in rental income and tenant reimbursements related to moving certain tenants to a cash basis method of accounting and a $1.0 million write-off of uncollectible rent, partially offset by a $4.7 million increase in rental income from real estate investments made after January 1, 2021, $1.2 million due to contractual increases in rental rates for our existing tenants and a $0.5 million increase in tenant reimbursements.
Interest and other income. The $0.2 million, or 19%, increase in interest and other income is primarily due to the origination of loans receivable in June 2022. See above under “Recent Developments” for additional information.
Depreciation and amortization. The $1.2 million, or 4%, decrease in depreciation and amortization was primarily due to a $2.1 million decrease from assets reclassified as held for sale and a decrease in depreciation of $0.9 million due to assets becoming fully depreciated after January 1, 2021, partially offset by an increase in depreciation and amortization of $1.8 million related to new real estate investments and capital improvements made after January 1, 2021.
Interest expense. The $0.3 million, or 2%, decrease in interest expense was primarily due to a $7.9 million decrease in interest expense related to the redemption of the prior senior notes on July 1, 2021 and a decrease of $0.1 million related to a lower weighted average debt balance under the Revolving Facility, partially offset by an increase of $7.2 million related to the issuance of the Notes (as defined below) on June 17, 2021 and an increase of $0.5 million related to a higher interest rate under the Revolving Facility and the Term Loan during the six months ended June 30, 2022.
Property taxes. The $1.2 million, or 83%, increase in property taxes was primarily due to a $0.6 million increase due to new real estate investments made after January 1, 2021, a $0.4 million increase due to changes in estimates of property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale during the six months ended June 30, 2022, a $0.1 million increase related to the transfer of certain properties to new operators that do not make direct tax payments and a $0.1 million increase related to two non-operational properties at June 30, 2022.
Impairment of real estate investments. During the six months ended June 30, 2022, we recognized an aggregate impairment charge of $61.4 million related to 20 properties that all met the held for sale criteria during the quarter and one property that is currently held for investment. See above under “Recent Developments” for additional information. No impairment charges were recognized during the six months ended June 30, 2021.
Provision for loan losses, net. During the six months ended June 30, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No provision for loan losses were recognized during the six months ended June 30, 2021.
Property operating expenses. During the six months ended June 30, 2022, we recognized $0.5 million of property operating expenses related to assets we plan to sell or repurpose. No similar expenses were incurred during the six months ended June 30, 2021.
General and administrative expense. The $0.7 million, or 7%, decrease in general and administrative expense was primarily related to a decrease in incentive compensation of $0.8 million, lower stock compensation expense of $0.5 million, lower professional services expense of $0.1 million and lower other administrative expense of $0.1 million, partially offset by higher cash wages of $0.8 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Gain (loss) on sale of real estate. During the six months ended June 30, 2022, we recorded a $0.2 million gain on sale of real estate related to the sale of one SNF. During the six months ended June 30, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one SNF.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and other investments (including mortgage and mezzanine loan originations), capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and seniors housing properties as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Amended Credit Facility, future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We believe that our expected operating cash flow from rent collections, interest payments on our other real estate investments, and borrowings under our Amended Credit Facility, together with our cash balance of $30.3 million, available borrowing capacity of $395.0 million under the Revolving Facility and availability under the ATM Program of $476.5 million, each at June 30, 2022, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio as described under “Recent Developments” above, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend, any share repurchases under our Repurchase Program (as defined below) and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. Through June 30, 2022, we have not repurchased any shares of common stock under the Repurchase Program and, as of June 30, 2022, we had $150.0 million of remaining authorization under the Repurchase Program. The Repurchase Program may be modified, discontinued or suspended at any time.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in March 2023 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$68,302	$70,557
Net cash used in investing activities	(125,644)	(145,043)
Net cash provided by financing activities	67,714	366,525
Net increase in cash and cash equivalents	10,372	292,039
Cash and cash equivalents as of the beginning of period	19,895	18,919
Cash and cash equivalents as of the end of period	$30,267	$310,958
Net cash provided by operating activities decreased $2.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net decrease of $2.3 million in cash provided by operating activities for the six months ended June 30, 2022 is primarily due to an increase in cash paid for general and administrative expense, interest expense and operating expenses related to assets we plan to sell or repurpose, partially offset by increased rental income due to timing of payments and increased interest payments on our other real estate investments.
Cash used in investing activities for the six months ended June 30, 2022 was primarily comprised of $124.0 million in acquisitions of real estate and investments in real estate related and other loans and $3.6 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $1.0 million in net proceeds from real estate sales and $1.0 million of payments received from other loans receivable. Cash used in investing activities for the six months ended June 30, 2021 was primarily comprised of $148.5 million in acquisitions of real estate and investments in real estate related and other loans and $3.5 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $6.8 million in net proceeds from real estate sales and $0.1 million of payments received from other loans receivable.
Our cash flows provided by financing activities for the six months ended June 30, 2022 were primarily comprised of $125.0 million in borrowings under our Amended Credit Facility, partially offset by $52.8 million in dividends paid and a $4.5 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the six months ended June 30, 2021 were primarily comprised of $400.0 million of proceeds from the issuance of the Notes and $22.9 million of net proceeds from the issuance of common stock under the ATM Program, partially offset by $49.5 million in dividends paid, $5.6 million in payments of deferred financing costs and a $1.3 million net settlement adjustment on restricted stock.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. As of June 30, 2022, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
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
As of June 30, 2022, we had $200.0 million outstanding under the Term Loan and $205.0 million outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 8, 2023, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of June 30, 2022, we were in compliance with all applicable financial covenants under the Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Amended Credit Agreement.
Capital Expenditures
As of June 30, 2022, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $7.2 million, of which $1.9 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our Board of Directors for the three and six months ended June 30, 2022.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2022.

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
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of June 30, 2022, we had a $200.0 million Term Loan outstanding and had $205.0 million outstanding under the Revolving Facility.
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
In addition, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. Upon the earlier of LIBOR ceasing to exist or the maturity date of our Revolving Facility, we expect to enter into an amendment to the Amended Credit Agreement and, while we cannot predict what alternative index would be negotiated with our lenders, we expect the secured overnight financing rate (“SOFR”) to be used as the replacement for LIBOR. If future rates based upon SOFR or any other successor reference rate are higher or more volatile than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of June 30, 2022 described above and the interest rates applicable to our outstanding debt at June 30, 2022, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.0 million for the six months ended June 30, 2022.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2022, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the second quarter ended June 30, 2022 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 - April 30, 2022	—	$—
May 1 - May 31, 2022	100,220	16.93
June 1 - June 30, 2022	—	—
Total	100,220	$16.93
On March 20, 2020, our Board of Directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock. Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. Through June 30, 2022, we have not repurchased any shares of our common stock under the Repurchase Program and $150.0 million remains available for the repurchase of shares of our common stock under the Repurchase Program as of June 30, 2022. The Repurchase Program may be modified, discontinued or suspended at any time.

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

CareTrust REIT, Inc.
August 4, 2022	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

August 4, 2022	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)