Form 10-Q
period 2022-09-30
CareTrust REIT, Inc.
filed 2022-11-08
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 7, 2022, there were 97,028,742 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets:
Real estate investments, net	$1,384,166	$1,589,971
Other real estate related investments, at fair value (including accrued interest of $1,218 as of September 30, 2022 and $155 as of December 31, 2021)	158,662	15,155
Assets held for sale, net	77,708	4,835
Cash and cash equivalents	4,861	19,895
Accounts and other receivables	808	2,418
Prepaid expenses and other assets, net	19,046	7,512
Deferred financing costs, net	327	1,062
Total assets	$1,645,578	$1,640,848
Liabilities and Equity:
Senior unsecured notes payable, net	$394,928	$394,262
Senior unsecured term loan, net	199,295	199,136
Unsecured revolving credit facility	180,000	80,000
Accounts payable, accrued liabilities and deferred rent liabilities	30,851	25,408
Dividends payable	26,827	26,285
Total liabilities	831,901	725,091
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 96,605,112 and 96,296,673 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	966	963
Additional paid-in capital	1,196,662	1,196,839
Cumulative distributions in excess of earnings	(383,951)	(282,045)
Total equity	813,677	915,757
Total liabilities and equity	$1,645,578	$1,640,848

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$47,018	$48,087	$139,831	$141,077
Interest and other income	3,275	518	4,491	1,537
Total revenues	50,293	48,605	144,322	142,614
Expenses:
Depreciation and amortization	12,256	13,968	38,390	41,284
Interest expense	8,355	5,692	20,400	17,988
Property taxes	691	1,004	3,365	2,466
Impairment of real estate investments	12,322	—	73,706	—
Provision for loan losses, net	—	—	3,844	—
Property operating expenses	3,808	—	4,344	—
General and administrative	5,159	5,196	15,352	16,136
Total expenses	42,591	25,860	159,401	77,874
Other loss:
Loss on extinguishment of debt	—	(10,827)	—	(10,827)
Loss on sale of real estate, net	(2,287)	—	(2,101)	(192)
Unrealized loss on other real estate related investments	(4,706)	—	(4,706)	—
Total other loss	(6,993)	(10,827)	(6,807)	(11,019)
Net income (loss)	$709	$11,918	$(21,886)	$53,721
Earnings (loss) per common share:
Basic	$0.01	$0.12	$(0.23)	$0.56
Diluted	$0.01	$0.12	$(0.23)	$0.56
Weighted-average number of common shares:
Basic	96,605	96,297	96,527	95,922
Diluted	96,625	96,297	96,527	95,937

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2022	96,296,673	$963	$1,196,839	$(282,045)	$915,757
Vesting of restricted common stock, net of shares withheld for employee taxes	190,393	2	(2,774)	—	(2,772)
Amortization of stock-based compensation	—	—	1,521	—	1,521
Common dividends ($0.275 per share)	—	—	—	(26,659)	(26,659)
Net loss	—	—	—	(43,264)	(43,264)
Balance at March 31, 2022	96,487,066	965	1,195,586	(351,968)	844,583
Vesting of restricted common stock, net of shares withheld for employee taxes	118,046	1	(1,698)	—	(1,697)
Amortization of stock-based compensation	—	—	1,394	—	1,394
Common dividends ($0.275 per share)	—	—	—	(26,681)	(26,681)
Net income	—	—	—	20,669	20,669
Balance at June 30, 2022	96,605,112	966	1,195,282	(357,980)	838,268
Amortization of stock-based compensation	—	—	1,380	—	1,380
Common dividends ($0.275 per share)	—	—	—	(26,680)	(26,680)
Net income	—	—	—	709	709
Balance at September 30, 2022	96,605,112	$966	$1,196,662	$(383,951)	$813,677

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2021	95,215,797	$952	$1,164,402	$(251,212)	$914,142
Issuance of common stock, net	702,000	7	16,184	—	16,191
Vesting of restricted common stock, net of shares withheld for employee taxes	63,265	1	(1,331)	—	(1,330)
Amortization of stock-based compensation	—	—	1,585	—	1,585
Common dividends ($0.265 per share)	—	—	—	(25,633)	(25,633)
Net income	—	—	—	20,486	20,486
Balance at March 31, 2021	95,981,062	960	1,180,840	(256,359)	925,441
Issuance of common stock, net	288,000	3	6,752	—	6,755
Vesting of restricted common stock	27,611	—	—	—	—
Amortization of stock-based compensation	—	—	1,810	—	1,810
Common dividends ($0.265 per share)	—	—	—	(25,714)	(25,714)
Net income	—	—	—	21,317	21,317
Balance at June 30, 2021	96,296,673	963	1,189,402	(260,756)	929,609
Amortization of stock-based compensation	—	—	1,802	—	1,802
Common dividends ($0.265 per share)	—	—	—	(25,714)	(25,714)
Net income	—	—	—	11,918	11,918
Balance at September 30, 2021	96,296,673	$963	$1,191,204	$(274,552)	$917,615

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(21,886)	$53,721
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	38,437	41,328
Amortization of deferred financing costs	1,560	1,531
Loss on extinguishment of debt	—	10,827
Unrealized loss on other real estate related investments	4,706	—
Amortization of stock-based compensation	4,295	5,197
Straight-line rental income	(14)	(26)
Adjustment for collectibility of rental income	977	—
Noncash interest income	(1,063)	—
Loss on sale of real estate, net	2,101	192
Impairment of real estate investments	73,706	—
Provision for loan losses, net	3,844	—
Change in operating assets and liabilities:
Accounts and other receivables	648	(1,775)
Prepaid expenses and other assets, net	(2,082)	(20)
Accounts payable, accrued liabilities and deferred rent liabilities	5,443	7,388
Net cash provided by operating activities	110,672	118,363
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(21,915)	(180,323)
Purchases of equipment, furniture and fixtures and improvements to real estate	(5,475)	(4,826)
Investment in real estate related investments and other loans receivable	(149,650)	(700)
Principal payments received on other loans receivable	1,166	172
Escrow deposits for potential acquisitions of real estate	—	(3,100)
Net proceeds from sales of real estate	34,115	6,814
Net cash used in investing activities	(141,759)	(181,963)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	22,946
Proceeds from the issuance of senior unsecured notes payable	—	400,000
Borrowings under unsecured revolving credit facility	145,000	220,000
Payments on senior unsecured notes payable	—	(300,000)
Payments on unsecured revolving credit facility	(45,000)	(190,000)
Payments on debt extinguishment and deferred financing costs	—	(14,070)
Net-settle adjustment on restricted stock	(4,469)	(1,331)
Dividends paid on common stock	(79,478)	(75,148)
Net cash provided by financing activities	16,053	62,397
Net decrease in cash and cash equivalents	(15,034)	(1,203)
Cash and cash equivalents as of the beginning of period	19,895	18,919
Cash and cash equivalents as of the end of period	$4,861	$17,716
Supplemental disclosures of cash flow information:
Interest paid	$14,898	$13,267
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$542	$1,913
Transfer of pre-acquisition costs to acquired assets	$7	$358
Sale of real estate settled with notes receivable	$12,000	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2022, the Company owned and leased to independent operators, 221 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,135 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2022, the Company also had other real estate related investments consisting of three real estate secured loans receivable and two mezzanine loans receivable with an aggregate carrying value of $158.7 million.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s real estate properties held for investment at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Land	$236,298	$251,787
Buildings and improvements	1,437,292	1,622,019
Integral equipment, furniture and fixtures	96,306	104,722
Identified intangible assets	2,832	1,257
Real estate investments	1,772,728	1,979,785
Accumulated depreciation and amortization	(388,562)	(389,814)
Real estate investments, net	$1,384,166	$1,589,971
As of September 30, 2022, 217 of the Company’s 221 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. During the second and third quarters of 2022, the Company entered into triple-net lease agreements for two of the Company’s 221 facilities which are being repurposed to behavioral health facilities with rent commencing 12 to 18 months following lease commencement. Two of the Company’s 221 facilities are non-operational and are leased under a short term lease with an expected term of less than one year as of September 30, 2022. As of September 30, 2022, 19 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2022, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, was as follows (dollars in thousands):

Year	Amount
2022 (three months)	$48,193
2023	192,638
2024	192,396
2025	192,555
2026	192,661
2027	189,653
Thereafter	1,001,323
Total	$2,009,419
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties		Lease Expiration	Next Option Open Date		Option Type(1)	Current Cash Rent(2)
ALF	5	(6)	October 2034	1/1/2023	(3)	A	$2,287
SNF	11		November 2030	1/1/2023	(3)	C	5,092
SNF	1		March 2029	4/1/2022	(4)	B / C(5)	805
SNF / Campus	2		October 2032	1/1/2023	(3)	B	1,065
SNF	4		November 2034	12/1/2024	(4)	B	3,796
ALF	2	(6)	October 2034	1/1/2026	(3)	A	1,598
(1) Option type includes:
A - Fixed base price plus a specified share on any appreciation.
B - Fixed base price.
C - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of September 30, 2022.
(3) Option window is open for six months.
(4) Option window is open until the expiration of the lease term.
(5) Purchase option reflects two option types.
(6) Includes properties classified as held for sale as of September 30, 2022.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rental Income	2022	2021	2022	2021
Contractual rent due(1)	$47,015	$48,081	$140,794	$140,988
Straight-line rent	3	6	14	26
Adjustment for collectibility(2)	—	—	(977)	—
Lease termination revenue(3)	—	—	—	63
Total	$47,018	$48,087	$139,831	$141,077
(1) Includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended September 30, 2022 and 2021 were $0.7 million and $1.0 million, respectively. Tenant operating expense reimbursements for the nine months ended September 30, 2022 and 2021 were $2.0 million and $2.5 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

(2)    During the nine months ended September 30, 2022, and in accordance with Accounting Standards Codification 842, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from four existing and former operators. As such, the Company reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.1 million of straight-line rent during the nine months ended September 30, 2022. If lease payments are subsequently deemed probable of collection, the Company will increase rental income for such recoveries.
(3) During the nine months ended September 30, 2021, in connection with the agreement to terminate its lease agreements with Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third party, the Company received approximately $0.1 million from Metron affiliates.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2022 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$8,918	$815	1	135
Multi-service campuses	13,003	1,235	1	130
Total	$21,921	$2,050	2	265
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
Lease Amendments
Noble Partial Lease Termination and New Landmark Leases. On August 29, 2022, one ALF in Maryland was removed from a master lease with affiliates of Noble Senior Services (“Noble”) and the Company amended the applicable Noble master lease to reflect the removal of the ALF. Annual cash rent under the applicable Noble master lease decreased by approximately $0.5 million. In connection with the partial lease termination, the Company entered into a lease with Landmark Recovery of Maryland, LLC (“Landmark Maryland”) to repurpose the facility to a behavioral health treatment center. Rent under the lease will commence 18 months following commencement of the lease term or, if earlier, upon Landmark Maryland obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The lease will expire on the 20th anniversary of the rent commencement date and contains one 10-year renewal option and CPI-based rent escalators.
On June 16, 2022, one ALF in Florida was removed from a master lease with affiliates of Noble and the Company amended the applicable Noble master lease to reflect the removal of the ALF. Annual cash rent under the applicable Noble master lease decreased by approximately $0.6 million. In connection with the partial lease termination, the Company entered into a lease with Landmark Recovery of Florida, LLC (“Landmark Florida”) to repurpose the facility to a behavioral health treatment center. Rent under the lease will commence one year following commencement of the lease term or, if earlier, upon Landmark Florida obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The lease will expire on the 20th anniversary of the rent commencement date and contains one 10-year renewal option and CPI-based rent escalators.
Pennant Partial Lease Termination and Amended Ensign Master Leases. On April 1, 2022, operations at two ALFs in California and Washington operated by affiliates of The Pennant Group, Inc. (“Pennant”) were transferred to affiliates of The Ensign Group, Inc. (“Ensign”). In connection with the transfers, the Company amended the Pennant master lease to reflect the removal of the two ALFs and amended two existing triple-net master leases with Ensign to include the two ALFs. The applicable Ensign master leases, as amended, had a remaining term at the date of amendment of approximately five years and 16 years, respectively, both with three five-year renewal options and CPI-based rent escalators. Annual cash rent under each of the two applicable Ensign master leases, as amended, increased by approximately $0.4 million and annual cash rent under the Pennant master lease, as amended, decreased by $0.8 million.
On March 1, 2022, operations at one ALF in Arizona operated by affiliates of Pennant were transferred to affiliates of Ensign. In connection with the transfer, the Company amended the Pennant master lease to reflect the removal of the ALF and amended an existing triple-net master lease with Ensign to include the one ALF. The applicable Ensign master lease, as amended, had a remaining term at the date of amendment of approximately 11 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign master lease, as amended, increased by approximately $0.3 million and annual cash rent under the Pennant master lease, as amended, decreased by the same amount.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
In connection with the Company’s ongoing review and monitoring of its investment portfolio and the performance of its tenants, during the first quarter of 2022, the Company determined to pursue the sale of 27 properties and the repurposing of three properties representing an aggregate of approximately 10% of contractual cash rent as of March 31, 2022. As of March 31, 2022, the Company determined that these 27 properties met the criteria to be classified as assets held for sale and, in connection with this determination, the Company recognized an aggregate impairment charge of $59.7 million related to 20 of the 27 held for sale properties, which is reported in impairment of real estate investments in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The impairment charge was recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell.
Following the asset sales and held for sale reclassifications discussed below, 19 properties continued to meet the criteria to be classified as held for sale as of September 30, 2022. During the third quarter of 2022, the Company recognized an additional aggregate impairment charge of $12.3 million related to 16 of the 19 held for sale properties to reduce their carrying value to estimated fair value less costs to sell. As of September 30, 2022, the real estate comprising the remaining 19 properties classified as held for sale had an aggregate carrying value of $77.7 million.
The fair value of the assets held for sale was based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $35,000 to $145,000, with a weighted average price per unit of $80,000.
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
Asset Sales and Held for Sale Reclassifications
During the first quarter of 2022, the Company determined that one ALF that was classified as held for sale at December 31, 2021 no longer met the held for sale criteria. The Company reclassified this ALF’s carrying value of $4.8 million out of assets held for sale and recorded catch-up depreciation of approximately $0.1 million during the nine months ended September 30, 2022.
On February 22, 2022, the Company closed on the sale of one SNF, operated by affiliates of Cascadia Healthcare, LLC (“Cascadia”), consisting of 83 beds located in Washington with a carrying value of $0.8 million, for net sales proceeds of $1.0 million. During the nine months ended September 30, 2022, the Company recorded a gain of $0.2 million in connection with the sale. There was no rent reduction under the Cascadia master lease in connection with the sale.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

During the third quarter of 2022, the Company determined that one ALF, with a carrying value of $4.9 million, that was classified as held for sale at June 30, 2022 no longer met the held for sale criteria. The Company reclassified this ALF out of assets held for sale at its fair value at the date of the decision not to sell of approximately $4.9 million, or a weighted average price per unit of $125,000.
On September 29, 2022, the Company closed on the sale of six SNFs and one multi-service campus, operated by affiliates of Trio Healthcare Holdings, LLC (“Trio”), consisting of 708 beds located in Ohio for net proceeds of $32.8 million. In connection with the sale, the Company provided affiliates of the purchaser of the properties with a $7.0 million term loan that bears interest at 8.5% and has a maturity date of September 30, 2025. The Company also provided a $5.0 million bridge loan to four individuals that bears interest at 8.5% and has a maturity date of November 29, 2022. The seven properties were classified as held for sale at June 30, 2022 with a carrying value of $46.9 million. During the three months ended September 30, 2022, the Company recorded a loss of $2.1 million in connection with the sale.

5. OTHER REAL ESTATE RELATED INVESTMENTS, AT FAIR VALUE, AND OTHER LOANS RECEIVABLE
As of September 30, 2022 and December 31, 2021, the Company’s other real estate related investments, at fair value, consisted of the following (dollars in thousands):

					As of September 30, 2022
Investment	Facility Count and Type	Principal Balance as of September 30, 2022	Book Value as of September 30, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate		Maturity Date
Senior secured loan receivable	18 SNF/Campus	$75,000	$72,525	$—	8.4%	[1]	6/30/2027
Secured loan receivable	5 SNF	22,250	22,423	—	9.6%	[2]	8/1/2025
Secured loan receivable	4 SNF	24,900	25,043	—	9.0%	[2]	9/8/2025
Mezzanine loan receivable	9 SNF	15,000	14,667	15,155	12.0%		11/30/2025
Mezzanine loan receivable	18 SNF/Campus	25,000	24,004	—	11.0%		6/30/2032
		$162,150	$158,662	$15,155
[1] Rate is net of subservicing fee.
[2] Term secured overnight financing rate (“SOFR”) used as of September 30, 2022 was 3.02%. Rates are net of subservicing fees.
The following table summarizes the Company’s other real estate related investments activity for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Origination of other real estate related investments	$147,150	$—
Accrued interest, net	1,063	150
Unrealized loss on other real estate related investments	(4,706)	—
Net increase in other real estate related investments, at fair value	$143,507	$150

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In September 2022, the Company extended a $24.9 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $24.9 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by four skilled nursing facilities operated by an operator in the Southeast. The “B” tranche secured term loan is set to mature on September 8, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The “B” tranche secured term loan provides for an earnout advance of $4.7 million if certain conditions are met. The "B" tranche secured term loan bears interest at a rate based on term SOFR, calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.50% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.85% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.0% and less a subservicing fee of 100% over 9.00%. The “B” tranche secured term loan requires monthly interest payments. The Company elected the fair value option for the “B” tranche secured term loan.
In August 2022, the Company extended a $22.3 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $22.3 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by five skilled nursing facilities, four of which will be operated by an existing operator and one of which will be operated by a large, regional skilled nursing operator. The “B” tranche secured term loan is set to mature on August 1, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The "B" tranche secured term loan bears interest at a rate based on term secured overnight financing rate, calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.25% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.75% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.0% and less a subservicing fee of 50% over 8.25%. The “B” tranche secured term loan requires monthly interest payments. The Company elected the fair value option for the “B” tranche secured term loan.
In June 2022, the Company extended a $75.0 million term loan to a skilled nursing real estate owner as part of a larger, multi-tranche, senior secured term loan facility. The senior secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche (with the “C” tranche being the most subordinate). The Company’s $75.0 million term loan constituted the entirety of the “C” tranche with its payments subordinated accordingly. The senior secured term loan facility is secured by an 18-facility skilled nursing portfolio in the Mid-Atlantic region, operated by a large, regional skilled nursing operator. In connection with the senior secured term loan facility and the borrower’s acquisition of the skilled nursing portfolio, the Company also extended to the borrower group a $25.0 million mezzanine loan. The “C” tranche of the senior secured term loan bears interest at 8.5%, less a servicing fee equal to the positive difference, if any, between the lesser of the contractual interest payment and actual payment of interest made by the borrower and a hypothetical interest payment at a rate of 8.25%, resulting in an effective interest rate of 8.375%. The “C” tranche senior secured term loan is set to mature on June 30, 2027 and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the end of the month of prepayment; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The mezzanine loan bears interest at 11% and is secured by a pledge of membership interests in an up-tier affiliate of the borrower group. The mezzanine loan is set to mature on June 30, 2032, and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date, commencing on June 30, 2029, for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the date of prepayment. The “C” tranche senior secured term loan and mezzanine loan both require monthly interest payments. The Company elected the fair value option for both the “C” tranche term loan and the mezzanine loan.

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
As of September 30, 2022 and December 31, 2021, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of September 30, 2022
Investment	Principal Balance as of September 30, 2022	Book Value as of September 30, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$14,738	$14,742	$3,161	8.5%	11/29/2022 - 9/30/2025
Expected credit loss	(2,094)	(2,094)	—
Total	$12,644	$12,648	$3,161
The following table summarizes the Company’s other loans receivable activity for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Origination of loans receivable	$14,500	$700
Principal payments	(416)	(172)
Accrued interest, net	(3)	39
Expected credit loss	(5,344)	—
Loan loss recovery	750	—
Net increase in other loans receivable	$9,487	$567
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated statements of operations. During the nine months ended September 30, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, net of a loan loss recovery of $0.8 million related to a loan previously written-off. During the three months ended September 30, 2022, the Company wrote-off $2.5 million, related to one other loan receivable that was previously fully reserved, in connection with the sale of six SNFs and one multi-service campus. As of December 31, 2021, the Company had no expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment	2022	2021	2022	2021
Secured loans receivable	$2,098	$—	$2,115	$—
Mezzanine loans receivable	1,163	460	2,326	1,365
Other	14	58	50	172
Total	$3,275	$518	$4,491	$1,537

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2022
Assets:
Secured loans receivable	$—	$—	$119,991	$119,991
Mezzanine loans receivable	—	—	38,671	38,671
Total	$—	$—	$158,662	$158,662

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,155	$15,155

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2021	$—	$15,155
Loan originations	122,150	25,000
Accrued interest, net	839	224
Unrealized loss on other real estate related investments	(2,998)	(1,708)
Balance as of September 30, 2022	$119,991	$38,671
Real estate secured and mezzanine loans receivables: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended September 30, 2022, the Company recorded an unrealized loss of $4.7 million on the Company’s secured and mezzanine loans receivable due to rising interest rates. Future changes in market interest rates could

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of September 30, 2022 and December 31, 2021, the Company did not have any loans measured at fair value that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of September 30, 2022:

Type	Book Value as of September 30, 2022	Valuation Technique	Unobservable Inputs	Range
Secured loans receivable	$119,991	Discounted cash flow	Discount Rate	9% - 13%
Mezzanine loans receivable	38,671	Discounted cash flow	Discount Rate	12% - 14%
For the three and nine months ended September 30, 2022, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of September 30, 2022 and December 31, 2021 using Level 2 inputs is as follows (dollars in thousands):

		September 30, 2022			December 31, 2021
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$394,928	$331,000	$400,000	$394,262	$410,500

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

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$400,000	$(5,072)	$394,928	$400,000	$(5,738)	$394,262
Senior unsecured term loan	200,000	(705)	199,295	200,000	(864)	199,136
Unsecured revolving credit facility	180,000	—	180,000	80,000	—	80,000
	$780,000	$(5,777)	$774,223	$680,000	$(6,602)	$673,398

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2022, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and $180.0 million outstanding under the Revolving Facility.
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
As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the Amended Credit Agreement.

8. EQUITY
Common Stock
At-The-Market Offering—On March 10, 2020, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”).
There was no ATM Program activity for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021. The following table summarizes the ATM Program activity for the nine months ended September 30, 2021 (in thousands, except per share amounts).

For the Nine Months Ended
September 30, 2021
Number of shares	990
Average sales price per share	$23.74
Gross proceeds(1)	$23,505
(1) Total gross proceeds is before $0.3 million of commissions paid to the sales agents during the nine months ended September 30, 2021 under the ATM Program.
As of September 30, 2022, the Company had $476.5 million available for future issuances under the ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program for up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

short-term borrowings under the Revolving Facility. Through September 30, 2022, the Company has not repurchased any shares of common stock under the Repurchase Program. As of September 30, 2022, $150.0 million remained available under the Repurchase Program. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for the first nine months of 2022 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022
Dividends declared per share	$0.275	$0.275	$0.275
Dividends payment date	April 15, 2022	July 15, 2022	October 14, 2022
Dividends payable as of record date(1)	$26,691	$26,683	$26,683
Dividends record date	March 31, 2022	June 30, 2022	September 30, 2022
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
The following table summarizes the RSAs and PSAs activity for the nine months ended September 30, 2022:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2021	891,333	$20.91
Granted:
RSAs	9,684	17.56
Board Awards	25,992	16.93
Vested	(501,479)	20.60
Forfeited	(1,900)	21.50
Unvested balance at September 30, 2022	423,630	$20.96
As of September 30, 2022, the weighted-average remaining vesting period of such awards was 1.6 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$1,380	$1,802	$4,295	$5,197
As of September 30, 2022, there was $7.6 million of unamortized stock-based compensation expense related to the unvested RSAs, PSAs and TSR Awards.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

10. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2022 and 2021, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$709	$11,918	$(21,886)	$53,721
Less: Net income allocated to participating securities	(94)	(116)	(305)	(350)
Numerator for basic and diluted earnings available to common stockholders	$615	$11,802	$(22,191)	$53,371
Denominator:
Weighted-average basic common shares outstanding	96,605	96,297	96,527	95,922
Dilutive performance stock awards	20	—	—	15
Weighted-average diluted common shares outstanding	96,625	96,297	96,527	95,937

Earnings (loss) per common share, basic	$0.01	$0.12	$(0.23)	$0.56
Earnings (loss) per common share, diluted	$0.01	$0.12	$(0.23)	$0.56
Antidilutive unvested RSAs, PSAs and TSR Awards excluded from the computation	341	535	478	436
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of September 30, 2022, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $16.1 million, of which $3.9 million is subject to rent increase at the time of funding.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major operator concentration - The Company has operators from which it derived 10% or more of its rental revenue for the three and nine months ended September 30, 2022 and 2021. The following table sets forth information regarding the Company’s major operators as of September 30, 2022 and 2021:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Nine Months Ended
September 30, 2022
Ensign(2)	83	8	7	8,741	997	661	36%	35%
Priority Management Group	13	2	—	1,742	402	—	16%	16%

September 30, 2021
Ensign(2)	83	8	4	8,756	997	395	33%	32%
Priority Management Group	13	2	—	1,742	402	—	15%	15%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the three and nine months ended September 30, 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
CA	27	8	5	3,048	1,359	437	27%	27%
TX	38	3	3	4,849	536	242	22%	22%
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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the impact of possible additional surges of COVID-19 infections or the risk of other pandemics, epidemics or infectious disease outbreaks, measures taken to prevent the spread of such outbreaks and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the ability to retain our key management personnel; (xi) the ability to maintain our status as a real estate investment trust (“REIT”); (xii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiv) any additional factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of September 30, 2022, we owned and leased to independent operators, 221 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,135 operational beds and units located in 29 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2022, we also had other real estate related investments consisting of three real estate secured loans receivable and two mezzanine loans receivable with an aggregate carrying value of $158.7 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, and secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties. We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators, behavioral health facilities and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. In addition, we have, and may from time to time in the future, repurpose facilities for other uses, such as behavioral health. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

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
At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, at which time we began to see a decline. This decline in occupancy continued through the first quarter of 2021 then remained flat through the fourth quarter of 2021. Seniors housing occupancy modestly increased through the first three quarters of 2022 compared to the fourth quarter of 2021, but still lags compared to pre-pandemic occupancy levels. Occupancy levels at our SNFs, which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, have been on a slow incline from February 2021 through the third quarter of 2022, but have not reached pre-pandemic levels. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of the temporary waiver of the three-day hospital stay requirement, overall skilled mix began increasing at the start of the COVID-19 pandemic and peaked in December 2020, at which time it began declining while still remaining above pre-pandemic levels. Skilled mix remained elevated during the first three quarters of 2022 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. However, the skilled mix in our SNFs during the three months ended September 30, 2022 is lower compared to the peak level seen in December 2020, and we anticipate that the skilled mix in our SNFs will continue to decline if cases of COVID-19 decline or if the suspension of the three-day hospital stay requirement is lifted as referenced below. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy.
The U.S. Department of Health and Human Services (“HHS”) recently renewed the COVID-19 Public Health Emergency, which is currently set to be in force through January 2023, and that allows HHS to continue providing temporary regulatory waivers, including the waiver of the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included a temporary suspension of a 2% Medicare sequestration cut through the end of March 2022. Beginning April 1, 2022, a 1% sequestration cut went into effect through June 30, 2022 with the full 2% cut resuming thereafter. A temporary 6.2% increase in Federal Medical Assistance Percentages (“FMAP”), which was approved retroactive to January 1, 2020, is effective through March 31, 2023. If the COVID-19 Public Health Emergency expires or the three-day hospital stay requirement suspension is otherwise lifted or temporary FMAP increases end, our SNFs may experience decreases in occupancy levels or revenues, which may adversely impact the business and financial condition of the operators of our SNFs.

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
As a result of the foregoing impacts of the COVID-19 pandemic, our tenants’ ability to continue to meet some of their financial obligations to us has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three and nine months ended September 30, 2022, we collected 93.4% and 94.2% of contractual rents due from our operators including cash deposits used to offset rent shortfalls, and 92.5% and 93.1% excluding cash deposits, respectively. In October 2022, we collected 95.6% of contractual rents due from our operators, which includes cash deposits. Excluding those cash deposits, contractual cash rents collected was 92.7%.
During the three months ended March 31, 2022, we determined that it was not probable that we would collect substantially all of the contractual obligations from four existing and former operators and, accordingly, we reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.1 million of straight-line rent. In addition, we determined that the collectibility of contractual rents from two operators was not reasonably assured and we moved these two operators to a cash basis method of accounting during the three months ended March 31, 2022. During the three months ended June 30, 2022, we moved one additional operator to a cash basis method of accounting.
The substantial inflationary pressures that our economy continues to face has resulted in many headwinds for us and our tenants, most notably in the form of rising interest rates, volatility in the capital markets, a softening of consumer sentiment and early signs of a potential broader economic slowdown. These current macroeconomic conditions, particularly inflation (including rising wages and supply costs), rising interest rates and related changes to consumer spending, including, but not limited to, causing individuals to delay or defer moves to seniors housing, could adversely impact our tenants’ ability to meet some of their financial obligations to us. Rising interest rates also increase our costs of capital to finance acquisitions and increase our borrowing costs, and future changes in market interest rates could materially impact the estimated discounted cash flows that are used to determine the fair value of our other real estate related investments. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
For more information regarding the potential impact of COVID-19 and macroeconomic conditions on our business, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
SNF Reimbursement Rates
On July 29, 2022, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that will increase the aggregate net payment by 2.7% for fiscal year 2023. CMS estimates that the aggregate impact of the payment policies in the final rule will result in an increase of approximately $904 million in Medicare Part A payments to SNFs in fiscal year 2023 compared to fiscal year 2022. The payment rates became effective on October 1, 2022.

Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
In connection with our ongoing review and monitoring of our investment portfolio and the performance of our tenants, during the first quarter of 2022, we determined to pursue the sale of 27 properties and the repurposing of three properties, representing an aggregate of approximately 10% of contractual cash rent as of March 31, 2022. As of March 31, 2022, we determined that these 27 properties met the criteria to be classified as assets held for sale and, in connection with this determination, we recognized an aggregate impairment charge of $59.7 million related to 20 of the 27 held for sale properties, which is reported in impairment of real estate investments in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The impairment charge was recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell.
Following the asset sales and held for sale reclassifications discussed below, 19 properties continued to meet the criteria to be classified as held for sale as of September 30, 2022. During the third quarter of 2022, we recognized an aggregate impairment charge of $12.3 million related to 16 of the 19 held for sale properties to reduce their carrying value to estimated fair value less costs to sell. As of September 30, 2022, the real estate assets comprising the remaining 19 properties classified as held for sale had an aggregate carrying value of $77.7 million.
During the second quarter of 2022, we recognized an impairment charge of $1.7 million related to one SNF. We wrote down its carrying value of $2.8 million to its estimated fair value of $1.1 million.

Asset Sales and Held for Sale Reclassifications
During the first quarter of 2022, we determined that one ALF that was classified as held for sale at December 31, 2021 no longer met the held for sale criteria. We reclassified this ALF’s carrying value of $4.8 million out of assets held for sale and recorded catch-up depreciation of approximately $0.1 million during the three months ended March 31, 2022.
During the first quarter of 2022, we closed on the sale of one SNF consisting of 83 beds located in Washington with a carrying value of $0.8 million, for net sales proceeds of $1.0 million. During the nine months ended September 30, 2022, we recorded a gain of $0.2 million in connection with the sale.
During the third quarter of 2022, we determined that one ALF, with a carrying value of $4.9 million, that was classified as held for sale at June 30, 2022 no longer met the held for sale criteria. We reclassified this ALF out of assets held for sale at its fair value at the date of the decision not to sell of approximately $4.9 million.
During the third quarter of 2022, we closed on the sale of six SNFs and one multi-service campus, operated by affiliates of Trio Healthcare Holdings, LLC (“Trio”), consisting of 708 beds located in Ohio for net proceeds of $32.8 million. In connection with the sale, we provided affiliates of the purchaser of the properties with a $7.0 million term loan that bears interest at 8.5% and has a maturity date of September 30, 2025. We also provided a $5.0 million bridge loan to four individuals that bears interest at 8.5% and has a maturity date of November 29, 2022. The seven properties were classified as held for sale at June 30, 2022 with a carrying value of $46.9 million. During the three months ended September 30, 2022, we recorded a loss of $2.1 million in connection with the sale.

Portfolio Activity
During the third quarter of 2022, a lease we entered into with Landmark Recovery of Maryland, LLC (“Landmark Maryland”) commenced. In connection with this lease, we are repurposing an existing ALF (previously leased to affiliates of Noble Senior Services) as a behavioral health treatment center that will be operated by Landmark Maryland. Rent under the lease will commence one year following commencement of the lease term or, if earlier, upon Landmark Maryland obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The lease will expire on the 20th anniversary of the rent commencement date and contains one 10-year renewal option and CPI-based rent escalators. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

Recent Investments
From January 1, 2022 through November 8, 2022, we acquired 1 SNF and 1 multi-service campus for approximately $21.9 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $2.1 million and an initial blended yield of approximately 9.4%. See Note 3, Real Estate Investments, Net in the Notes to condensed consolidated financial statements for additional information.

In September 2022, we extended a $24.9 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). Our $24.9 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by four skilled nursing facilities operated by an operator in the Southeast. The “B” tranche secured term loan is set to mature on September 8, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The “B” tranche secured term loan provides for an earnout advance of $4.7 million if certain conditions are met. The “B” tranche secured term loan bears interest at a rate based on term secured overnight financing rate (“SOFR”), calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.50% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.85% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.00% and less a subservicing fee of 100% over 9.00%. The “B” tranche secured term loan requires monthly interest payments.
In August 2022, we extended a $22.3 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). Our $22.3 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by five skilled nursing facilities, four of which will be operated by an existing operator and one of which will be operated by a large, regional skilled nursing operator. The “B” tranche secured term loan is set to mature on August 1, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The “B” tranche secured term loan bears interest at a rate based on term SOFR, calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.25% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.75% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.00% and less a subservicing fee of 50% over 8.25%. The “B” tranche secured term loan requires monthly interest payments.

At-The-Market Offering of Common Stock
On March 10, 2020, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”).
There was no ATM Program activity for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021. The following table summarizes the ATM Program activity for the nine months ended September 30, 2021 (in thousands, except per share amounts).

For the Nine Months Ended
September 30, 2021
Number of shares	990
Average sales price per share	$23.74
Gross proceeds(1)	$23,505
(1) Total gross proceeds is before $0.3 million of commissions paid to the sales agents during the nine months ended September 30, 2021 under the ATM Program.
As of September 30, 2022, we had $476.5 million available for future issuances under the ATM Program.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	September 30, 2022	June 30, 2022
	(dollars in thousands)
Revenues:
Rental income	$47,018	$46,806	$212	—%
Interest and other income	3,275	747	2,528	338%
Expenses:
Depreciation and amortization	12,256	12,559	(303)	(2)%
Interest expense	8,355	6,303	2,052	33%
Property taxes	691	1,254	(563)	(45)%
Impairment of real estate investments	12,322	1,701	10,621	624%
Property operating expenses	3,808	89	3,719	*
General and administrative	5,159	4,978	181	4%
Other loss:
Loss on sale of real estate	(2,287)	—	(2,287)	*
Unrealized loss on other real estate related investments	(4,706)	—	(4,706)	*
•Not meaningful
Rental income. Rental income increased by $0.2 million as detailed below:

	Three Months Ended
(in thousands)	September 30, 2022	June 30, 2022	Increase/(Decrease)
Contractual cash rent[1]	$46,338	$46,088	$250
Tenant reimbursements	677	713	(36)
Total contractual rent	47,015	46,801	214
Straight-line rent	3	5	(2)
Total change in rental income	$47,018	$46,806	$212
[1] Includes initial contractual cash rent, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Contractual cash rent increased by $0.3 million due to an increase of $0.4 million from increases in rental rates for our existing tenants, partially offset by a $0.1 million decrease in rental income related to moving certain tenants to a cash basis method of accounting.
Interest and other income. The $2.5 million, or 338%, increase in interest and other income was primarily due to the origination of loans receivable in June, August and September 2022. See above under “Recent Developments” for additional information.
Depreciation and amortization. The $0.3 million, or 2%, decrease in depreciation and amortization was primarily due to assets becoming fully depreciated after April 1, 2022.
Interest expense. Interest expense increased by $2.1 million as detailed below:

Change in interest expense for the three months ended September 30, 2022 compared to the three months ended June 30, 2022
(in thousands)
Increase in interest rates for the Revolving Facility (as defined below)	$798
Increase in interest rates for the Term Loan (as defined below)	772
Increase in outstanding borrowing amount for the Revolving Facility, net	486
Other changes in interest expense	(4)
Total change in interest expense	$2,052
Property taxes. The $0.6 million, or 45%, decrease in property taxes was primarily due to $0.5 million of changes in estimates during the three months ended September 30, 2022 of property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale and a $0.1 million decrease due to reassessments.
Impairment of real estate investments. During the three months ended September 30, 2022, we recognized an impairment charge of $12.3 million related to 16 properties classified as held for sale during the quarter. See above under “Recent Developments” for additional information. During the three months ended June 30, 2022, we recognized an impairment charge of $1.7 million related to one property.
Property operating expenses. During the three months ended September 30, 2022, we recognized $3.8 million of property operating expenses related to assets we plan to sell or repurpose, or have sold. During the three months ended June 30, 2022, we recognized $0.1 million of property operating expenses related to assets we plan to sell or repurpose.
General and administrative expense. General and administrative expense increased by $0.2 million as detailed below:

	Three Months Ended
(in thousands)	September 30, 2022	June 30, 2022	Increase/(Decrease)
Cash compensation	$1,332	$1,716	$(384)
Incentive compensation	1,300	600	700
Share-based compensation	1,380	1,394	(14)
Professional services	412	548	(136)
Taxes and insurance	205	279	(74)
Other expenses	530	441	89
Total change in general and administrative expense	$5,159	$4,978	$181
Loss on sale of real estate. During the three months ended September 30, 2022, we recorded a $2.1 million loss on sale of real estate related to the sale of six SNFs and one multi-service campus and a $0.2 million loss on sale of real estate related to the sale of a land parcel.
Unrealized loss on other real estate related investments. During the three months ended September 30, 2022, we recorded a $4.7 million unrealized loss on one secured loan receivable and two mezzanine loans receivable. The unrealized loss is due to rising interest rates. No unrealized losses were recognized during the three months ended June 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Difference
	2022	2021
	(dollars in thousands)
Revenues:
Rental income	$139,831	$141,077	$(1,246)	(1)%
Interest and other income	4,491	1,537	2,954	192%
Expenses:
Depreciation and amortization	38,390	41,284	(2,894)	(7)%
Interest expense	20,400	17,988	2,412	13%
Property taxes	3,365	2,466	899	36%
Impairment of real estate investments	73,706	—	73,706	*
Provision for loan losses, net	3,844	—	3,844	*
Property operating expenses	4,344	—	4,344	*
General and administrative	15,352	16,136	(784)	(5)%
Other loss:
Loss on extinguishment of debt	—	(10,827)	10,827	(100)%
Loss on sale of real estate, net	(2,101)	(192)	(1,909)	994%
Unrealized loss on other real estate related investments	(4,706)	—	(4,706)	*
•Not meaningful
Rental income. Rental income decreased by $1.2 million as detailed below:

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Increase/(Decrease)
Contractual cash rent	$138,768	$138,491	$277
Tenant reimbursements	2,026	2,497	(471)
Total contractual rent [1]	140,794	140,988	(194)
Straight-line rent	14	26	(12)
Adjustment for collectibility[2]	(977)	—	(977)
Lease termination revenue[3]	—	63	(63)
Total change in rental income	$139,831	$141,077	$(1,246)
[1] Includes initial contractual cash rent and tenant reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent decreased by $0.2 million due to a $8.3 million decrease related to moving certain tenants to a cash basis method of accounting subsequent to January 1, 2022 and a $0.5 million decrease in tenant reimbursements, partially offset by an increase of $5.3 million in contractual cash rent from real estate investments made after January 1, 2021 and $3.4 million due to increases in rental rates for our existing tenants.
[2] During the nine months ended September 30, 2022, the Company wrote off $1.0 million of uncollectible rent.
[3] During the nine months ended September 30, 2021, the Company received approximately $0.1 million of lease termination revenue.
Interest and other income. The $3.0 million, or 192%, increase in interest and other income is primarily due to an increase of $3.1 million related to the origination of loans receivable in June, August and September 2022 partially offset by a decrease of $0.1 million related to repayments of other loans. See above under “Recent Developments” for additional information.

Depreciation and amortization. The $2.9 million, or 7%, decrease in depreciation and amortization was primarily due to a $3.6 million decrease from assets reclassified as held for sale and a decrease in depreciation of $1.7 million due to assets becoming fully depreciated after January 1, 2021, partially offset by an increase in depreciation and amortization of $2.4 million related to new real estate investments and capital improvements made after January 1, 2021.
Interest expense. Interest expense increased by $2.4 million as detailed below:

Change in interest expense for the nine months ended September 30, 2022 compared to September 30, 2021
(in thousands)
Increases to interest expense due to:
Issuance of the Notes - June 17, 2021	$7,110
Increase in interest rates for the Term Loan	1,461
Increase in outstanding borrowing amount for the Revolving Facility, net	976
Increase in interest rates for the Revolving Facility	714
Other changes in interest expense	29
Total increases to interest expense	10,290
Decreases to interest expense due to:
Redemption of the prior senior notes - July 1, 2021	(7,878)
Total decreases to interest expense	(7,878)
Total change in interest expense	$2,412
Property taxes. The $0.9 million, or 36%, increase in property taxes was primarily due to a $0.7 million increase due to new real estate investments made after January 1, 2021, a $0.1 million increase related to the transfer of certain properties to new operators that do not make direct tax payments and a $0.1 million increase related to two non-operational properties at September 30, 2022.
Impairment of real estate investments. During the nine months ended September 30, 2022, we recognized aggregate impairment charges of $73.7 million related to properties held for sale during fiscal 2022 and one property that is currently held for investment. See above under “Recent Developments” for additional information. No impairment charges were recognized during the nine months ended September 30, 2021.
Provision for loan losses, net. During the nine months ended September 30, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No provision for loan losses were recognized during the nine months ended September 30, 2021.
Property operating expenses. During the nine months ended September 30, 2022, we recognized $4.3 million of property operating expenses related to assets we plan to sell or repurpose, or have sold. No similar expenses were incurred during the nine months ended September 30, 2021.

General and administrative expense. General and administrative expense decreased by $0.8 million as detailed below:

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	Increase/(Decrease)
Cash compensation	$4,767	$4,049	$718
Incentive compensation	2,950	3,550	(600)
Share-based compensation	4,295	5,197	(902)
Professional services	1,299	1,350	(51)
Taxes and insurance	693	641	52
Other expenses	1,348	1,349	(1)
Total change in general and administrative expense	$15,352	$16,136	$(784)
Loss on extinguishment of debt. During the nine months ended September 30, 2021, we recorded a $10.8 million loss on extinguishment of debt, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs associated with the redemption of the prior senior notes.
Loss on sale of real estate, net. During the nine months ended September 30, 2022, we recorded a $2.1 million loss on sale of real estate related to the sale of six SNFs and one multi-service campus and a $0.2 million loss on sale of real estate related to the sale of a land parcel, partially offset by a $0.2 million gain on sale of real estate related to the sale of one SNF. During the nine months ended September 30, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one SNF.
Unrealized loss on other real estate related investments. During the nine months ended September 30, 2022, we recorded a $4.7 million unrealized loss on one secured loan receivable and two mezzanine loans receivable. The unrealized loss is due to rising interest rates. No unrealized losses were recognized during the nine months ended September 30, 2021.
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
We believe that our expected operating cash flow from rent collections, interest payments on our other real estate related investments, and borrowings under our Amended Credit Facility, together with our cash balance of $4.9 million, available borrowing capacity of $420.0 million under the Revolving Facility and availability under the ATM Program of $476.5 million, each at September 30, 2022, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio as described under “Recent Developments” above, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend, any share repurchases under our Repurchase Program (as defined below) and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. Through September 30, 2022, we have not repurchased any shares of common stock under the Repurchase Program and, as of September 30, 2022, we had $150.0 million of remaining authorization under the Repurchase Program. The Repurchase Program may be modified, discontinued or suspended at any time.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$110,672	$118,363
Net cash used in investing activities	(141,759)	(181,963)
Net cash provided by financing activities	16,053	62,397
Net decrease in cash and cash equivalents	(15,034)	(1,203)
Cash and cash equivalents as of the beginning of period	19,895	18,919
Cash and cash equivalents as of the end of period	$4,861	$17,716
Net cash provided by operating activities decreased $7.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net decrease of $7.7 million in cash provided by operating activities for the nine months ended September 30, 2022 is primarily due to an increase in cash paid for general and administrative expense, interest expense, a decrease in rental income received and operating expenses related to assets we plan to sell, have sold, or repurpose, partially offset by interest income received on our other real estate related investments.
Cash used in investing activities for the nine months ended September 30, 2022 was primarily comprised of $171.6 million in acquisitions of real estate and investments in real estate related and other loans and $5.5 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $34.1 million in net proceeds from real estate sales and $1.2 million of principal payments received from other loans receivable. Cash used in investing activities for the nine months ended September 30, 2021 was primarily comprised of $184.1 million in acquisitions of real estate and investments in other loans and $4.8 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $6.8 million in net proceeds from real estate sales and $0.2 million of principal payments received from other loans receivable.
Our cash flows provided by financing activities for the nine months ended September 30, 2022 were primarily comprised of $100.0 million in net borrowings under our Amended Credit Facility, partially offset by $79.5 million in dividends paid and a $4.5 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the nine months ended September 30, 2021 were primarily comprised of $400.0 million of proceeds from the issuance of the Notes, $30.0 million in net borrowings under our Amended Credit Facility and $22.9 million of net proceeds from the issuance of common stock under the ATM Program, partially offset by $300 million of payments to redeem the prior senior notes, $75.1 million in dividends paid, $14.1 million in payments on debt extinguishment and deferred financing costs and a $1.3 million net settlement adjustment on restricted stock.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. As of September 30, 2022, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
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
As of September 30, 2022, we had $200.0 million outstanding under the Term Loan and $180.0 million outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 8, 2023, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of September 30, 2022, we were in compliance with all applicable financial covenants under the Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Amended Credit Agreement.
Capital Expenditures
As of September 30, 2022, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $16.1 million, of which $3.9 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our Board of Directors for the three and nine months ended September 30, 2022.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2022.

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
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or LIBOR plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or LIBOR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of September 30, 2022, we had a $200.0 million Term Loan outstanding and had $180.0 million outstanding under the Revolving Facility.
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
In addition, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, the relevant date was deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator will cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. Upon the earlier of LIBOR ceasing to exist or the maturity date of our Revolving Facility, we expect to enter into an amendment to the Amended Credit Agreement and, while we cannot predict what alternative index would be negotiated with our lenders, we expect the secured overnight financing rate (“SOFR”) to be used as the replacement for LIBOR. If future rates based upon SOFR or any other successor reference rate are higher or more volatile than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Based on our outstanding debt balance as of September 30, 2022 described above and the interest rates applicable to our outstanding debt at September 30, 2022, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.9 million for the nine months ended September 30, 2022.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CareTrust REIT, Inc.
November 8, 2022	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

November 8, 2022	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)