Form 10-K
period 2022-12-31
CareTrust REIT, Inc.
filed 2023-02-09
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.8 billion.
As of February 8, 2023, there were 99,511,924 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2022, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the impact of possible additional surges of COVID-19 infections or the risk of other pandemics, epidemics or infectious disease outbreaks, measures taken to prevent the spread of such outbreaks and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates and inflation; (x) the ability to retain our key management personnel; (xi) the ability to maintain our status as a real estate investment trust (“REIT”); (xii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiv) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
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
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2022, CareTrust REIT’s real estate portfolio consisted of 216 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 22,831 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2022, we also had other real estate related investments consisting of three real estate secured loans receivable and two mezzanine loans receivable with a carrying value of $156.4 million.
The following table summarizes the Company’s acquisitions from January 1, 2022 through February 9, 2023 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent	Number of Properties	Number of Beds/Units(2)
Skilled nursing	$8,918	$815	1	135
Multi-service campuses	13,003	1,235	1	130
Total	$21,921	$2,050	2	265
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.

The following table summarizes other real estate related investments by the Company from January 1, 2022 through February 9, 2023 (dollars in thousands):

Investment Type	Investment	Annual Initial Interest Income(1)	Number of Properties	Number of Beds/Units(2)
Senior mortgage secured loan receivable	$75,000	$6,281	18	1,796
Mezzanine loan receivable	25,000	2,750	N/A	N/A
Mortgage secured loan receivable	22,250	1,891	5	600
Mortgage secured loan receivable	24,900	2,241	4	690
Total	$147,150	$13,163	27	3,086
(1) Represents annualized acquisition-date interest income on any mortgage secured loans receivable and mezzanine loans, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate floor.
(2) The number of beds/units includes operating beds at the investment date.
From January 1, 2022 through December 31, 2022, we sold seven SNFs, five ALFs, one multi-service campus and one land parcel, resulting in a net loss on sale of property of $3.8 million. Subsequent to December 31, 2022, we sold one ALF.
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
•Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,200 facilities as of July 2022, as compared with over 15,600 facilities as of July 2016. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and assisted living providers due to the shift of patient care to lower cost settings and an aging population.
•Increased Demand Driven by Aging Populations. As seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. The 2020 U.S. Census reported that there were over 56 million people in the United States in 2020 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2020 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $196.8 billion in 2020, which includes federal expenditures in response to the COVID-19 pandemic, to approximately $273 billion in 2030. Although skilled nursing and seniors housing occupancy rates have declined during the COVID-19 pandemic, we believe that these trends in population will support an increasing demand for skilled nursing services in the long-term, which in turn will likely support an increasing demand for the services provided within our properties.

Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types as of December 31, 2022:
•Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2022, our portfolio included 178 SNFs, 24 of which are located on campuses that also have ALFs or ILFs, which we refer to as multi-service campuses (see below under “Multi-Service Campuses”).
•Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. The level of personal assistance that may be provided at ALFs is based in part on state regulations. Since states often apply differing license classifications, and standards, regulatory requirements may differ significantly between states. As of December 31, 2022, our portfolio included 36 ALFs, some of which also contain independent living and memory care units. Included in the 36 ALFs are five ALFs classified as held for sale as of December 31, 2022, two facilities which are in the process of being repurposed and two facilities which are non-operational.
•Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities and are not licensed to provide healthcare services to residents. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, and are typically occupied by an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on site security and emergency response programs. As of December 31, 2022, our portfolio included 2 ILFs.
•Multi-Service Campuses. Multi-service campuses generally include some combination of co-located SNFs, ALFs, ILFs, and/or memory care units all housed at a single location and operated as a continuum of care. We also refer to continuing care retirement communities as multi-service campuses. These facilities are often marketed as an opportunity for residents to “age in place,” and tend to attract couples where the individuals may require or benefit from differing levels of care. As of December 31, 2022, our portfolio included 24 facilities that we classify as multi-service campuses.
Our portfolio of SNFs, ALFs, ILFs and multi-service campuses is broadly diversified by geographic location throughout the United States, with concentrations in California, Texas, Louisiana, Idaho and Arizona based on rental income.
Significant Master Leases
As of December 31, 2022, we leased 94 facilities to subsidiaries of Ensign, which have a total of 10,399 operational beds. We have leased a significant number of our properties to subsidiaries of Ensign on a triple-net basis under eight long-term leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography (each an “Ensign Master Lease” and collectively, the “Ensign Master Leases”). The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At Ensign’s option, each Ensign Master Lease may be extended for up to three five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the applicable Ensign Master Lease. During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements, each of which contains a purchase option. As of December 31, 2022, annualized contractual rental income from the Ensign Master Leases was $62.3 million, and annualized contractual rental income from all Ensign leases was $66.2 million, representing 33% and 35% of total annualized contractual rental income, respectively. Rent is escalated annually in June under the Ensign Master Leases, and in December for the four additional facilities leased to Ensign, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. The Ensign Master Leases are guaranteed by Ensign and contain cross-default provisions. The obligations under the lease agreements for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases.

As of December 31, 2022, 15 of our properties were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”), and have a total of 2,144 operational beds. The PMG Master Lease commenced on December 1, 2016, and provides for an initial term of fifteen years, with two five-year renewal options. As of December 31, 2022, annualized contractual rental income from the PMG Master Lease was $30.2 million, representing 16% of total annualized contractual rental income.
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

Properties by Type:
The following table displays the geographic distribution of our facilities and the related number of beds and units available for occupancy by property type, as of December 31, 2022. The number of beds or units that are operational may be less than the official licensed capacity.

	Total		SNFs		Multi-Service Campuses		ALFs and ILFs
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
TX	44	5,627	38	4,849	3	536	3	242
CA	40	4,844	27	3,048	8	1,359	5	437
ID	17	1,474	16	1,405	1	69	—	—
IA	15	970	13	801	2	169	—	—
UT	13	1,374	9	913	1	272	3	189
AZ	11	1,340	8	971	—	—	3	369
WA	10	936	9	839	—	—	1	97
IL	9	916	7	642	2	274	—	—
LA	8	1,164	7	949	1	215	—	—
CO	7	779	5	511	—	—	2	268
OH	6	612	3	256	3	356	—	—
NE	5	366	3	220	2	146	—	—
FL	4	420	—	—	—	—	4	420
MI	4	189	—	—	—	—	4	189
NV	3	304	1	92	—	—	2	212
MT	3	259	3	259	—	—	—	—
WI	3	206	—	—	—	—	3	206
MN	2	62	—	—	—	—	2	62
NC	2	104	—	—	—	—	2	104
NJ	2	98	—	—	—	—	2	98
IN	1	162	—	—	—	—	1	162
MD	1	120	—	—	—	—	1	120
NM	1	116	1	116	—	—	—	—
GA	1	105	1	105	—	—	—	—
ND	1	83	1	83	—	—	—	—
SD	1	81	1	81	—	—	—	—
WV	1	67	—	—	1	67	—	—
OR	1	53	1	53	—	—	—	—
Total	216	22,831	154	16,193	24	3,463	38	3,175

Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2022 and 2021. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds are included in the computation following the date of acquisition, or through the date of disposition, only).

	Year Ended December 31,
Property Type	2022(1)	2021(2)
Facilities Leased to Tenants: (3)
SNFs	73%	69%
Multi-Service Campuses	71%	66%
ALFs and ILFs	74%	73%

(1)    Occupancy data excludes two facilities which are in the process of being repurposed and two non-operational ALFs while we identify an operator.
(2)    Occupancy data excludes two non-operational ALFs while we identify an operator.
(3)    Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.

Property Type - Rental Income:
The following tables display the annual rental income for each property type leased to third-party tenants for the years ended December 31, 2022 and 2021 and total beds/units for each property type as of December 31, 2022 and 2021.

	For the Year Ended December 31, 2022		As of December 31, 2022
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$135,701	72%	16,193
Multi-Service Campuses	33,149	18%	3,463
ALFs and ILFs	18,656	10%	3,175
Total	$187,506	100%	22,831

	For the Year Ended December 31, 2021		As of December 31, 2021
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$133,380	70%	16,614
Multi-Service Campuses	30,440	16%	3,545
ALFs and ILFs	26,375	14%	3,491
Total	$190,195	100%	23,650

Geographic Concentration - Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2022 and 2021 (dollars in thousands).

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
State	Rental Income	Percent of Total	Rental Income	Percent of Total
CA	$51,553	27%	$47,304	25%
TX	41,021	22%	38,127	20%
LA	17,092	9%	16,322	9%
ID	14,446	8%	13,917	7%
AZ	12,968	7%	12,652	7%
UT	7,612	4%	7,453	4%
IL	6,074	3%	4,893	3%
CO	5,796	3%	5,642	3%
IA	5,318	3%	5,322	3%
WA	4,793	3%	4,936	3%
OH	4,128	2%	9,071	5%
MI	3,003	2%	3,081	2%
MT	2,188	1%	2,128	1%
NV	2,177	1%	2,123	1%
NC	1,172	1%	1,135	1%
MN	1,064	1%	1,038	1%
NE	995	1%	970	*
GA	944	1%	949	*
SD	944	1%	917	*
NM	937	*	1,023	*
WV	751	*	727	*
VA	539	*	3,449	2%
WI	520	*	3,045	2%
ND	461	*	448	*
OR	411	*	399	*
MD	247	*	588	*
FL	222	*	1,681	1%
IN	130	*	855	*
Total	$187,506	100%	$190,195	100%
•Represents less than 1%
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs. We are expanding our investments into behavioral health facilities and we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our properties are located in 28 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, future investments may include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.

Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 28 different states, with concentrations in California, Texas, Louisiana, Idaho and Arizona based on rental income. The properties in any one state do not account for more than 27% of our total rental income as of December 31, 2022. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Long-Term, Triple-Net Lease Structure. All of our properties, except two properties under a short-term lease, are leased to our tenants under long-term, triple-net leases, pursuant to which the operators are responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 35% of our 2022 rental income, exclusive of operating expense reimbursements. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
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
Experienced Management Team. David M. Sedgwick was appointed as our Chief Executive Officer effective January 1, 2022. At the time of his appointment, Mr. Sedgwick was serving as our President, a role he had filled since February 2021, and he continues to hold that title. He previously served as our Chief Operating Officer from August 2018 through 2021, and as our Vice President-Operations from CareTrust’s launch as an independent public company in 2014 to 2018. Mr. Sedgwick has more than 20 years of experience in the skilled nursing and seniors housing industry. Mr. Sedgwick’s President, Chief Operating Officer and Vice President duties regularly involved him in matters related to new investments, asset management, tenant relations, portfolio management, portfolio optimization, investor relations and capital markets activities for the Company. Prior to joining CareTrust, Mr. Sedgwick served as the Chief Human Capital Officer and President of Facility Services at Ensign. Mr. Sedgwick has been a licensed nursing home administrator since 2001.
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
James B. Callister was appointed as our Executive Vice President effective July 2022 and Chief Investment Officer effective December 31, 2022, succeeding Mark D. Lamb in that role. Mr. Callister continues to serve as Secretary, and previously served as General Counsel from February 2021 to July 2022. Prior to joining the Company, Mr. Callister worked as a real estate attorney and a partner at the law firm of Sherry Meyerhoff Hanson & Crance LLP and, before that, at the law firm of O’Melveny & Myers LLP. Since 2008, he has worked almost exclusively on healthcare REIT transactions, closing on acquisitions or financings of over 300 skilled nursing, seniors housing, and independent living facilities. Mr. Callister has assisted in the structure, negotiating and closing of all of our acquisitions since our formation as a REIT. As an attorney, Mr. Callister worked for nearly 20 years in private practice representing and advising clients in a diverse array of real estate transactions. Mr. Callister’s transactions-based legal experience has focused on the representation of publicly-traded REITs in the acquisition, disposition, leasing, and financing of healthcare-related properties. Mr. Callister holds a B.A. in History from Brigham Young University and a J.D. from the J. Reuben Clark Law School at Brigham Young University, where he graduated magna cum laude.
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
The key components of our business strategies include:
Diversify Asset Portfolio. We diversify through the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities and strategically investing in new developments with options to acquire the developments at stabilization. We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of SNFs, ALFs and ILFs. We plan to expand our investments into behavioral health facilities and we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire, or invest in, additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors.
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
In 2022, we published our second annual Corporate Responsibility Report (our “ESG Report”) as part of our ongoing commitment to provide regular reporting on our environmental, social and governance (“ESG”) priorities. Our ESG Report outlines our high priority ESG initiatives and goals for our company and our property portfolio. In our 2022 ESG Report, we included a Global Reporting Initiative (“GRI”) Index in reference to the GRI Standards to further align with applicable global standards for sustainability reporting.
During 2020, with the assistance of Conservice ESG, our ESG consultant, we designed a monitoring plan to collect key environmental data from a pilot group of 50 of our net-leased properties. The plan’s objective was to begin benchmarking energy and water usage and the impact of our facilities on greenhouse gas emissions and climate change. During 2021, we implemented the plan’s monitoring systems and began collecting data for this pilot group of 50 properties, increasing to almost 100 properties by the end of 2022. We expect the data to help us identify the most promising opportunities for improvement in our portfolio, set informed ESG goals and measure progress over time. In addition, as a landlord and capital supplier to a key segment of the healthcare industry, we will seek further opportunities to encourage and incentivize fair and healthy work environments for healthcare workers and suitable living conditions for patients and residents, and to promote diversity, inclusion and the ethical treatment of employees, residents, patients and others wherever our activities and influence can be felt.
Also in 2020, we published our Tenant Code of Conduct & Corporate Responsibility (our “Tenant ESG Program”). The Tenant ESG Program provides our eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. Our board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program. As disclosed in our 2022 ESG Report, we tracked $260,000 in environmental improvements at our properties from August 2021 to October 2022.
In 2022, we created and implemented an ESG checklist to be used to review new potential acquisitions. The checklist will help our team better identify and address ESG-related risk and opportunities in each potential acquisition including how tenant-operators can track utility energy and water usage, whether properties are in parts of the country where the U.S. Department of Energy has helped enable energy data for benchmarking purposes and how tenants can grow, develop and enhance their own ESG policies. In addition, we created and implemented an ESG training program to train all employees on our ESG commitments to increase awareness.
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
As of December 31, 2022, we employed 15 full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement. At the onset of the COVID-19 pandemic, we temporarily closed our corporate office and most of our employees were working remotely; however, we have since reopened our corporate office with continued workforce flexibility to promote employee safety.
Retention and Turnover. Recruiting, hiring, training and retaining excellent employees is a high priority for us. These activities carry real and substantial costs, which we regard as a meaningful investment in our workforce and our company. We believe that employee turnover is costly in direct and indirect ways, and we are committed to employee retention and satisfaction. During the year ended December 31, 2022, we experienced turnover of one full-time employee, excluding our executive officers. In addition, during the year ended December 31, 2022, we transitioned the role of our Chief Executive Officer from Mr. Stapley to Mr. Sedgwick, effective January 1, 2022, and our Chief Investment Officer from Mr. Lamb to Mr. Callister, effective December 31, 2022.
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
Given the divided nature of Congress, it is unclear whether Congress will successfully expand health insurance coverage and assess alternative health care delivery and payment systems. The Republican Party currently controls the United States House of Representatives (by a slim majority) and the Democratic Party currently controls the Senate (by a slim majority). Due to this, healthcare reform legislation would likely require at least some support from both Republican and Democratic lawmakers to become law and it is uncertain whether any healthcare reform legislation will ultimately become law. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on our business. If our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligations to us. Expansion of health insurance coverage to more citizens could have a positive financial impact on our tenants and their ability to satisfy their obligations to us.
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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2022, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.
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
Ensign leases or provides a guaranty for a significant portion of our properties. As of December 31, 2022, properties leased to Ensign represented $66.2 million, or 35%, of total annualized contractual rental income, and properties leased to Pennant under the Pennant Master Lease for which Ensign provides a guaranty (the “Pennant Guaranty”) represented $7.1 million, or 4%, of total annualized contractual rental income. Ensign’s inability or unwillingness to meet its lease obligations or its obligations pursuant to the Pennant Guaranty could materially adversely affect our business, financial position or results of operations. In addition, Ensign’s inability to satisfy its other lease obligations including payment of insurance, taxes and utilities, could materially and adversely affect the condition of the properties leased to Ensign as well as Ensign’s business, financial position and results of operations. Accordingly, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
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
We are subject to risks associated with public health crises, including the COVID-19 pandemic and other pandemics or epidemics.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases, including the global health concerns related to the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business. Other public health crises, including any future epidemics or pandemic, could result in similar adverse impacts on our business, results of operations, cash flows and financial condition. Risks to our business that have been associated with the COVID-19 pandemic, and may be associated with future COVID-19 outbreaks or other public health crises, include:
•one or more of our tenants or borrowers could experience deteriorating financial conditions and be unable or unwilling to pay rent on time and in full (which has, and could continue to result from, among other reasons (i) increased operating costs and staffing requirements related to compliance with Centers for Disease Control and Prevention (“CDC”) protocols, (ii) decreased occupancy rates, (iii) increased scrutiny by regulators, (iv) potential repayments of relief funds received by tenants, (v) nursing or other staffing shortages; or (vi) decisions by elderly individuals to avoid or delay entrance into assisted living and other long-term care facilities);
•the possibility we may have to restructure tenants’ obligations and may not be able to do so on terms that are favorable to us;
•the potential need to recognize asset impairment charges or credit losses on our loans receivable if we determine that the full amount of our investments are not recoverable;

•increased costs or delays that we have incurred, and may continue to incur, if we need to reposition or transition any of our currently-leased properties to another tenant or operator, which have adversely impacted, and may continue to adversely impact, our revenues and results of operations;
•risks related to lawsuits and regulatory enforcement actions related to pandemic outbreaks involving us, our tenants, operators or borrowers, including increases in the costs of business, negative publicity and/or further decreases in occupancy and/or profitability at our facilities;
•the expiration, or lack of enforcement, of liability immunity for health care providers in relation to a qualified pandemic under the Public Readiness and Emergency Preparedness Act (the “PREP Act”);
•complete or partial closures of, or other operational issues at, one or more of our properties resulting from government actions or directives;
•limitations on our access to capital and other sources of funding, which could adversely impact our ability to make new property investments;
•our ability to continue to make cash distributions to our stockholders commensurate with historical levels; and
•our ability to repay outstanding debt or maintain compliance with covenants under our Second Amended Credit Facility (as defined below) and the indenture governing our Notes.
The extent to which the COVID-19 pandemic, or other future health crises, may impact our business, results of operations, cash flows and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, the timing, distribution and efficacy of vaccines and other treatments, Unites States and foreign government actions to respond to the outbreak, and how quickly and to what extent normal operation conditions can resume.
Unstable market and economic conditions may have serious adverse consequences on our business, results of operations and financial condition.
Global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. A significant downturn in the economic activity may cause a reduction in spending on healthcare matters and our tenants may need to seek to lower their costs by renegotiating leases. Such reductions may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Supply chain volatility and labor shortages may increase these construction costs. In addition, approvals of local authorities for any required modifications and/or renovations may be necessary, resulting in delays in transitioning a facility to a new tenant. These expenditures or renovations and delays could materially and adversely affect our business, financial condition or results of operations.
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
Our facilities located in Texas and Louisiana are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding, and our facilities located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These types of natural disasters will likely increase in number, scope and intensity as a result of climate change. Further, these acts of nature may cause disruption to our tenants, their employees and our facilities, which could have an adverse impact on our tenants’ patients and businesses. In order to provide patient care, our tenants are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at the facilities. If the power supply, delivery of goods or the ability of employees to reach our facilities is interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our tenants’ businesses at those facilities. Furthermore, the impact, or impending threat, of a natural disaster may require that our tenants evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients at such facilities. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we currently cannot predict.
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
The healthcare industry is highly competitive. The occupancy levels at, and results of operations from, our facilities are dependent on our ability and the ability of our tenants to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Operating expenses such as food, utilities, taxes, insurance and rent or debt service continue to increase. In addition, our tenants face an increasingly competitive labor market for skilled management personnel and nurses together with Medicaid reimbursement in some states that does not cover the full cost of caring for residents. Significant turnover, or a shortage of nurses or other trained personnel or general inflationary pressures on wages, may force tenants to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants to attract and retain qualified personnel could reduce the revenues of our tenants and their ability to meet their obligations to us.
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
We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. For example, we believe that efforts may be made to, among other things, transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures may be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. We also believe that additional resources may be dedicated to regulatory enforcement, which could increase our tenants’ costs of doing business and negatively impact their ability to pay their rent obligations to us. Additional stimulus funding for state and local governments may have a positive impact on our tenants because it may alleviate some pressures on state and local governments to reduce overall Medicaid expenditures.
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
While we and our tenants maintain various security controls, there is a risk of data security incidents or breaches resulting from unintentional or deliberate acts by third parties or insiders attempting to obtain unauthorized access to information, destroy or manipulate data, or disrupt or sabotage information systems. The trend toward increased remote work and rapid implementation of telehealth within the health care industry in response to the COVID-19 pandemic may have created new or increased cyber risks. Cyber incidents range from individual attempts to gain unauthorized access to our IT systems to sophisticated attacks by hacking groups and nation-state actors. Information technology systems are a vital part of the business of our Company and our tenants, and a security incident or breach could result in a material loss of business, business interruption, loss of patient or other critical data, regulatory enforcement, substantial legal liability and reputational harm. Despite the deployment of commercially reasonable efforts and sophisticated techniques to prevent cyber incidents, information systems remain potentially vulnerable because the techniques used by hackers continue to evolve and are designed not to be detected. In fact, some unauthorized access may not be detected for an extended period of time. As a result, we or our tenants may suffer cybersecurity incidents where we or our tenants have implemented cybersecurity protections. A data security incident or breach occurring at or involving the Company could have a material adverse impact on our Company. Where the data security incident or breach occurs at or involves a tenant, this could jeopardize the tenant’s ability to fulfill its obligations to us.
Tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate our healthcare facilities or be unable to meet their financial and other contractual obligations to us.
The healthcare operators to whom we lease properties are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’ failure to comply with any of these laws, regulations or standards could result in adverse publicity and reputational harm as well as penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility. Though the regulatory environment in which SNFs operate is more restrictive than for ALFs, ALFs face similar penalties for noncompliance with applicable legal requirements. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenant to obtain, or the loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by such tenant. Additionally, failure of our tenants to generally comply with applicable laws and regulations could adversely affect facilities owned by us, result in adverse publicity and reputational harm, and therefore could materially and adversely affect us. See “Government Regulation, Licensing and Enforcement - Healthcare Licensure and Certificate of Need” in Item 1 of this Annual Report on Form 10-K for additional information.
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
As of December 31, 2022, we had approximately $725.0 million of indebtedness, consisting of $400.0 million representing our 3.875% Senior Notes due 2028 (the “Notes”), $200.0 million under our unsecured term loan credit facility (the “Term Loan”) and $125.0 million in borrowings outstanding under our unsecured revolving credit facility (the “Revolving Facility”). High levels of indebtedness could have one or more of the following adverse consequences, among others: require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and acquisitions and other general corporate purposes; require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility; make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Second Amended Credit Facility (as defined below); increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints; limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all; and require us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.
In addition, failure to satisfy our obligations under the Notes or our other debt or to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Second Amended Credit Agreement (as defined below), could result in an event of default, which could result in all of our debt becoming immediately due and payable and permit certain of our lenders to foreclose on our assets securing such debt. Further, our Second Amended Credit Agreement and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt, subject to our compliance with certain financial covenants set forth in the Second Amended Credit Agreement and the indenture governing the Notes. See “Risk Factors - Risks Related to Our Capital Resources and Indebtedness - Covenants in our debt agreements restrict our activities and could adversely affect our business” for a summary of these covenants.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Second Amended Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance such debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure such debt. The Second Amended Credit Agreement and the indenture governing the Notes restrict, and market or business conditions may limit our ability to take, these actions. Any debt restructuring or refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
We rely on our subsidiaries for our operating funds.
We conduct our operations through subsidiaries and depend on our subsidiaries for the funds necessary to operate and repay our debt obligations, including funds transfers to us which are necessary to make the payments due under the Notes. The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and all of our existing and future subsidiaries (other than CTR Partnership, L.P. and CareTrust Capital Corp.) that guarantee obligations under the Second Amended Credit Facility. However, under certain circumstances, one or more of our subsidiaries may be released from, or may not be required to provide, a guarantee of the Notes, and in such circumstances, will not be responsible for any obligations with respect to the Notes. Each of our subsidiaries is a distinct legal entity and has no obligation, contingent or otherwise, to transfer funds to us. In addition, the ability of our subsidiaries to transfer funds to us could be restricted by the terms of subsequent financings.
Covenants in our debt agreements restrict our activities and could adversely affect our business.
Our debt agreements contain covenants that limit our and our subsidiaries’ ability to engage in various transactions including, as applicable: incurring or guaranteeing additional secured and unsecured debt; creating liens on our and our subsidiaries’ assets; paying dividends or making other distributions on, redeeming or repurchasing capital stock; making investments or other restricted payments; entering into transactions with affiliates; engaging in non-healthcare related business activities; creating restrictions on the ability of our subsidiaries to pay distributions or other amounts to us; selling assets; effecting a consolidation or merger or selling all or substantially all of our assets; making acquisitions; and amending organizational documents.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. The Second Amended Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly and also contains customary events of default, including the failure to make timely payments under the Second Amended Credit Facility or other material indebtedness, failure to satisfy certain covenants (including financial maintenance covenants), the occurrence of a change of control and specified events of bankruptcy and insolvency. Our ability to meet these requirements may be affected by events beyond our control and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.
Increases in interest rates could increase our existing and future debt borrowing costs and adversely affect our stock price.
Certain of our existing debt obligations require interest and related payments to vary with the movement of certain indices, and we may incur additional indebtedness in connection with new credit facilities or financing of acquisitions or development activities. Increased interest rates have increased and may continue to increase our interest costs for any new debt and our obligations under our Revolving Facility and Term Loan, which could make acquisition financings more costly or lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, interest rate increases could decrease credit access globally, thereby decreasing the amount others are willing to pay for our assets and limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
Our Second Amended Credit Agreement uses Secured Overnight Financing Rate (“SOFR”), as a reference rate for our Term Loan and Revolving Facility, such that the interest rate applicable to such loans may, at our option, be calculated based on SOFR. The publication of SOFR began in April 2018, and, therefore, it has a very limited history. In addition, the future performance of SOFR cannot be predicted based on its limited historical performance. Future levels of SOFR may bear little or no relation to the historical actual or historical indicative data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. Because only limited historical data has been released by the Federal Reserve Bank of New York, such analysis inherently involves assumptions, estimates and approximations. The future performance of SOFR is impossible to predict and therefore no future performance of SOFR may be inferred from any of the historical actual or historical indicative data. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR or any SOFR-linked notes.
SOFR is a relatively new rate, and the Federal Reserve Bank of New York (or a successor) or CME Group Benchmark Administration Ltd., as administrator of SOFR, may make methodological or other changes that could change the value of SOFR, including changes related to the methods by which SOFR is calculated, eligibility criteria applicable to the transactions used to calculate SOFR, or the averages or periods used to report SOFR. The administrator of SOFR may withdraw, modify, amend, suspend or discontinue the calculation or dissemination of SOFR in its sole discretion and without notice and has no obligation to consider the interests of holders of SOFR debt in calculating, withdrawing, modifying, amending, suspending or discontinuing SOFR.
As a result, we may experience volatility or increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
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
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that an impairment has occurred, we are required to adjust the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, in the twelve months ended December 31, 2022, we recorded impairment charges of approximately $79.1 million, contributing to the net loss of $7.5 million for the year.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2. Properties

As of December 31, 2022, all of our properties are leased under long-term, triple-net leases, except for two ALFs for which we are in the process of identifying an operator and two ALFs which are being repurposed. The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2022 by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal or purchase options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment(1)	Investment	Rent(1)	Total Rent
2024	$15,800	0.9%	$1,537	0.8%
2027	46,801	2.6%	5,342	2.8%
2029	114,116	6.3%	9,051	4.8%
2030	119,868	6.6%	11,353	6.0%
2031	527,678	29.0%	54,672	29.1%
2032	179,936	9.9%	18,027	9.6%
2033	125,216	6.9%	19,847	10.6%
2034	438,011	24.1%	43,925	23.4%
2036	146,487	8.1%	13,862	7.4%
2038	103,001	5.6%	10,401	5.5%
Total	$1,816,914	100.0%	$188,017	100.0%
 (1)    Amounts exclude properties classified as held for sale as of December 31, 2022.
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
Common Equity
Our common stock is listed on the New York Stock Exchange under the symbol “CTRE.”
At February 8, 2023, we had approximately 43 stockholders of record.

To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Notes and our Second Amended Credit Agreement permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the indenture governing the Notes, and therefore, the amount of cash distributions we can make to our stockholders may be limited.

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2022	2021
Ordinary dividend	$0.4291	$0.9411
Non-dividend distributions	0.6609	0.1039
Total taxable distribution	1.0900	1.0450
Distributions allocated from prior tax year(1)	(0.2650)	(0.2500)
Distributions allocated to subsequent tax year(2)	0.2750	0.2650
Total distributions declared	$1.1000	$1.0600
(1) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2021 and paid in January 2022, of $0.265 per share, was treated as a 2022 distribution for federal income tax purposes.
(2) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2022 and paid in January 2023, of $0.275 per share, will be treated as a 2023 distribution for federal income tax purposes.
Unregistered Sales of Equity Securities
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. We did not repurchase any shares of common stock under the Repurchase Program during the years ended December 31, 2022, 2021 and 2020. The Repurchase Program may be modified, discontinued or suspended at any time.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the Russell 2000 Index (“Russell 2000”). We plan to replace the S&P 500 Index with the Russell 2000 as we have determined that the Russell 2000 is a more comparable index for us in terms of market capitalization. Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices at the market close on December 29, 2017 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500, S&P 500 REIT INDEX, RMS, RUSSELL 2000 AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
DECEMBER 29, 2017 - DECEMBER 30, 2022
(DECEMBER 29, 2017 = $100)
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

	December 31,
	2017	2018	2019	2020	2021	2022
CareTrust REIT, Inc.	$100.00	$115.79	$134.62	$153.01	$165.07	$142.46
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
RMS	$100.00	$95.43	$120.09	$110.99	$158.79	$119.87
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
S&P 500 Real Estate Index	$100.00	$97.78	$126.15	$123.41	$180.42	$133.28

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Recent Developments
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Impact of Inflation
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2022, CareTrust REIT’s real estate portfolio comprised of 216 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”), consisting of 22,831 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2022, we also had other real estate investments consisting of three real estate secured loans receivable and two mezzanine loans receivable with a carrying value of $156.4 million.
Recent Developments
COVID-19 Update
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities. Our tenants are also experiencing labor shortages resulting in limited admissions, reduced occupancy and higher agency expense. While our tenants have experienced some recent increases in occupancy, occupancy rates are still below pre-pandemic levels. The current limited availability or unavailability of grants and other funds being made available to our seniors housing facilities for healthcare related expenses or lost revenues attributable to COVID-19, as well as the tapering of grants and other funds for our SNFs, has also impacted some of our tenants’ ability to continue to meet some of their financial obligations, as they continue to experience lower occupancy levels and higher operating costs. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, at which time we began to see a decline. This decline in occupancy continued through the fourth quarter of 2021; however, seniors housing facilities occupancy has begun to increase in the beginning of the first quarter of 2022 and continued throughout 2022. Occupancy levels at our SNFs, which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, have been on a steady incline through the fourth quarter of 2022. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, overall skilled mix remained slightly elevated in the three months ended December 31, 2022 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy. However, the skilled mix in our SNFs during the three months ended December 31, 2022 was lower than the peak level seen in December 2020, and we anticipate that skilled mix in our SNFs will continue to decline as cases of COVID-19 decline and temporary suspensions are retired.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included a temporary suspension of a 2% Medicare sequestration cut through the end of March 2022. Beginning April 1, 2022, a 1% sequestration cut went into effect through June 30, 2022 with the full 2% cut resuming thereafter. On January 30, 2023, the U.S. Department of Health and Human Services (“HHS”) announced that the COVID-19 Public Health Emergency (“PHE”) will end on May 11, 2023. The PHE has allowed HHS to provide temporary regulatory waivers, including the waiver of the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. The temporary 6.2% increase in Federal Medical Assistance Percentages (“FMAP”) was approved retroactive to January 1, 2020, but is expected to be phased down by December 31, 2023 under the Consolidated Appropriations Act of 2023 and the ending of the PHE. With the expiration of the PHE and the potential lifting of the three-day hospital stay requirement, SNFs may experience decreases in occupancy levels or revenues, which may adversely impact the business and financial condition of the operators of our SNFs.
As a result of the foregoing impacts of the COVID-19 pandemic and actions taken in response, our tenants’ ability to continue to meet some of their financial obligations to us has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three and twelve months ended December 31, 2022, we collected 95.5% and 95.2% of contractual rents due from our operators including cash deposits used to offset rent shortfalls, respectively. During both the three and twelve months ended December 31, 2022, we collected 94.0% of contractual rents due from our operators excluding cash deposits. In January 2023, we collected 94.5% of contractual rents due from our operators.
During the year ended December 31, 2022, we determined that it was not probable that we would collect substantially all of the contractual obligations from five existing and former operators and, accordingly, we reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.5 million of straight-line rent. In addition, we determined that the collectibility of contractual rents from four operators was not probable and we moved these four operators to a cash basis method of accounting during the year ended December 31, 2022.
Impact of Macroeconomic Conditions
The substantial inflationary pressures that our economy continues to face has resulted in many headwinds for us and our tenants, most notably in the form of rising interest rates, volatility in the capital markets, a softening of consumer sentiment and signs of a potential broader economic slowdown. These current macroeconomic conditions, particularly inflation (including rising wages and supply costs), rising interest rates and related changes to consumer spending, including, but not limited to, causing individuals to delay or defer moves to seniors housing, has adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Rising interest rates also increase our costs of capital to finance acquisitions and increase our borrowing costs, and future changes in market interest rates could materially impact the estimated discounted cash flows that are used to determine the fair value of our other real estate related investments. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
For more information regarding the potential impact of COVID-19 and macroeconomic conditions on our business, see “Risk Factors” in Item 1A of this report.

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
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
In connection with our ongoing review and monitoring of our investment portfolio and the performance of our tenants, during the first quarter of 2022, we determined to pursue the sale of 27 properties and the repurposing of three properties, representing an aggregate of approximately 10% of contractual cash rent as of March 31, 2022. As of March 31, 2022, we determined that these 27 properties met the criteria to be classified as assets held for sale. During the year ended December 31, 2022, we recognized an aggregate impairment charge of $79.1 million, of which $45.0 million related to 12 facilities that have been sold, $18.0 million related to 10 facilities that were classified as held for sale in the first quarter of 2022 and reclassified to held for use in the third and fourth quarters of 2022, $14.4 million related to five facilities that were held for sale as of December 31, 2022, and $1.7 million related to one facility that was held for use during the year. For properties classified as held for sale, the impairment charges were recognized to write down the properties to the lower of their carrying value or their aggregate fair value, less estimated costs to sell. For properties classified as held for use, the impairment charges were recognized to write down the properties to their fair value.
Following the asset sales and held for sale reclassifications discussed below, five properties continued to meet the criteria to be classified as held for sale as of December 31, 2022. As of December 31, 2022, the real estate assets comprising the remaining five properties classified as held for sale had an aggregate carrying value of $12.3 million.
Asset Sales and Held for Sale Reclassifications
During the first quarter of 2022, we determined that one ALF that was classified as held for sale at December 31, 2021 no longer met the held for sale criteria. We reclassified this ALF’s carrying value of $4.8 million out of assets held for sale and recorded catch-up depreciation of approximately $0.1 million during the year ended December 31, 2022.
During the first quarter of 2022, we closed on the sale of one SNF consisting of 83 beds located in Washington with a carrying value of $0.8 million, for net sales proceeds of $1.0 million. During the year ended December 31, 2022, we recorded a gain of $0.2 million in connection with the sale.
During the third quarter of 2022, we determined that one ALF, with a carrying value of $4.9 million, that was classified as held for sale at June 30, 2022 no longer met the held for sale criteria. We reclassified this ALF out of assets held for sale at its fair value at the date of the decision not to sell of approximately $4.9 million.
During the third quarter of 2022, we closed on the sale of six SNFs and one multi-service campus, operated by affiliates of Trio Healthcare Holdings, LLC (“Trio”), consisting of 708 beds located in Ohio for net proceeds of $32.8 million. In connection with the sale, we provided affiliates of the purchaser of the properties with a $7.0 million term loan that bears interest at 8.5% and has a maturity date of September 30, 2025. We also provided a $5.0 million bridge loan to four individuals that bore interest at 8.5% and was subsequently paid off during the fourth quarter of 2022. Prior to their sale, the seven properties had been classified as held for sale, with a carrying value of $46.9 million. During the year ended December 31, 2022, we recorded a loss of $2.1 million in connection with the sale.
During the fourth quarter of 2022, we closed on the sale of five ALFs, operated by affiliates of Noble VA Holdings, LLC (“Noble”), consisting of 301 beds located in Virginia for net proceeds of $11.0 million. Prior to their sale, the five properties had been classified as held for sale, with a carrying value of $12.7 million. During the year ended December 31, 2022, we recorded a loss of $1.7 million in connection with the sale.
During the fourth quarter of 2022, we determined that nine ALFs, with a carrying value of $50.8 million, that were classified as held for sale at September 30, 2022, no longer met the held for sale criteria. We reclassified the nine ALFs out of assets held for sale at their fair value at the date of the decision not to sell of approximately $47.8 million.
During the first quarter of 2023, we closed on the sale of one ALF, with a carrying value of $3.3 million, which approximated the net sales proceeds received. The facility was classified as held for sale at December 31, 2022.

Impairment of Assets Held For Use
During the second quarter of 2022, we recognized an impairment charge of $1.7 million related to one SNF. We wrote down its carrying value of $2.8 million to its estimated fair value of $1.1 million.
Portfolio Activity
During the year ended 2022, two leases we entered into with Landmark Recovery of Maryland, LLC (“Landmark Maryland”) and Landmark Recovery of Florida, LLC (“Landmark Florida”) commenced. In connection with the leases, we are repurposing two existing ALFs (previously leased to affiliates of Noble Senior Services) as behavioral health treatment centers that will be operated by Landmark Maryland and Landmark Florida, respectively. Rent under the leases will commence 12 to 18 months following commencement of the lease term or, if earlier, upon Landmark Maryland and Landmark Florida obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The leases will expire on the 20th anniversary of the rent commencement date and both contain one 10-year renewal option and CPI-based rent escalators. See Note 3, Real Estate Investments, Net in the Notes to consolidated financial statements for additional information.
Recent Investments
From January 1, 2022 through February 9, 2023, we acquired one SNF and one multi-service campus for approximately $21.9 million, which includes capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $2.1 million and an initial blended yield of approximately 9.4%. See Note 3, Real Estate Investments, Net in the Notes to consolidated financial statements for additional information.
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
The following table summarizes the ATM Program activity for the year ended December 31, 2022 (in thousands, except per share amounts).

For the Year Ended
December 31, 2022
Number of shares	2,405
Average sales price per share	$20.00
Gross proceeds(1)	$48,100
(1) Total gross proceeds is before $0.6 million of commissions paid to the sales agents during the year ended December 31, 2022 under the ATM Program.
As of December 31, 2022, we had $428.4 million available for future issuances under the ATM Program.

Results of Operations

Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants in the healthcare sector.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2022	2021
	(dollars in thousands)
Revenues:
Rental income	$187,506	$190,195	$(2,689)	(1)%
Interest and other income	8,626	2,156	6,470	300%
Expenses:
Depreciation and amortization	50,316	55,340	(5,024)	(9)%
Interest expense	30,008	23,677	6,331	27%
Property taxes	4,333	3,574	759	21%
Impairment of real estate investments	79,062	—	79,062	*
Provision for loan losses, net	3,844	—	3,844	*
Property operating expenses	5,039	—	5,039	*
General and administrative	20,165	26,874	(6,709)	(25)%
Other loss:
Loss on extinguishment of debt	—	(10,827)	10,827	(100)%
Loss on sale of real estate, net	(3,769)	(77)	(3,692)	*
Unrealized loss on other real estate related investments	(7,102)	—	(7,102)	*
•Not meaningful
Rental income. Rental income decreased by $2.7 million as detailed below:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	Increase/(Decrease)
Contractual cash rent	$186,131	$186,501	$(370)
Tenant reimbursements	2,775	3,599	(824)
Total contractual rent[1]	188,906	190,100	(1,194)
Straight-line rent	17	32	(15)
Adjustment for collectibility[2]	(1,417)	—	(1,417)
Lease termination revenue	—	63	(63)
Total change in rental income	$187,506	$190,195	$(2,689)
[1] Includes initial contractual cash rent and tenant reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent decreased by $1.2 million due to a $10.6 million decrease in rental income related to certain tenants on a cash basis method of accounting and a $0.8 million decrease in tenant reimbursements, partially offset by an increase of $5.9 million in contractual cash rent from real estate investments made after January 1, 2021 and $4.3 million from increases in rental rates for our existing tenants.
[2] During the year ended December 31, 2022, the Company wrote off $1.4 million of uncollectible rent.
Interest and other income. The $6.5 million, or 300%, increase in interest and other income is primarily due to an increase of $6.7 million related to the origination of loans receivable in June, August and September 2022 partially offset by a decrease of $0.2 million related to repayments of other loans. See above under “Recent Developments” for additional information on the origination of loans receivable.
Depreciation and amortization. Depreciation and amortization expense decreased $5.0 million, or 9%, for the year ended December 31, 2022 to $50.3 million compared to $55.3 million for the year ended December 31, 2021. The $5.0 million decrease in depreciation and amortization was primarily due to a $5.0 million decrease from assets sold and classified as held for sale and a decrease in depreciation of $2.8 million due to assets becoming fully depreciated after January 1, 2021, partially offset by an increase in depreciation and amortization of $2.8 million related to new real estate investments and capital improvements made after January 1, 2021.
Interest expense. Interest expense increased by $6.3 million as detailed below:

Change in interest expense for the year ended December 31, 2022 compared to the year ended December 31, 2021
(in thousands)
Increases to interest expense due to:
Issuance of the 2028 senior unsecured notes - June 17, 2021	$7,110
Increase in interest rates for the senior unsecured term loan	3,370
Increase in outstanding borrowing amount for the unsecured revolving facility, net	2,095
Increase in interest rates for the unsecured revolving credit facility	1,591
Other changes in interest expense	43
Total increases to interest expense	14,209
Decreases to interest expense due to:
Redemption of the prior senior notes - July 1, 2021	(7,878)
Total decreases to interest expense	(7,878)
Total change in interest expense	$6,331
Property taxes. Property taxes increased $0.8 million, or 21%, for the year ended December 31, 2022 compared to December 31, 2021. The increase was primarily due to a $0.6 million increase in property taxes due to new real estate investments made after January 1, 2021, a $0.2 million increase in property taxes related to two non-operational properties at December 31, 2022 and a $0.1 million increase in property taxes due to the transfer of certain properties to new operators in January 2021 that do not make direct tax payments, partially offset by a decrease of $0.1 million of property taxes due to reassessments and decreased effective tax rates.
Impairment of real estate investments. During the year ended December 31, 2022, we recognized an aggregate impairment charge of $79.1 million, of which $45.0 million related to 12 facilities that have been sold, $18.0 million related to 10 facilities that were classified as held for sale in the first quarter of 2022 and reclassified to held for use in the third and fourth quarters of 2022, $14.4 million related to five facilities that were held for sale as of December 31, 2022, and $1.7 million related to one facility that was held for use during the year. See above under “Recent Developments” for additional information. No impairment charges were recognized during the year ended December 31, 2021.
Provision for loan losses, net. During the year ended December 31, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No provision for loan losses was recognized during the year ended December 31, 2021.
Property operating expenses. During the year ended December 31, 2022, we recognized $5.0 million of property operating expenses related to assets we plan to sell or repurpose, or have sold. No similar expenses were incurred during the year ended December 31, 2021.

General and administrative expense. General and administrative expense decreased by $6.7 million as detailed below:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	Increase/(Decrease)
Cash compensation	$6,107	$5,364	$743
Share-based compensation[1]	5,758	10,832	(5,074)
Incentive compensation	3,550	4,900	(1,350)
Professional services	1,897	1,601	296
Other administrative expense	923	915	8
Taxes and insurance	897	843	54
Non-routine transaction costs	6	1,424	(1,418)
Other expenses	1,027	995	32
Total change in general and administrative expense	$20,165	$26,874	$(6,709)
[1] Share-based compensation decreased $5.1 million for the year ended December 31, 2022 compared to December 31, 2021. The decrease is primarily due to accelerated vesting of awards for one executive in the fourth quarter of 2021 in connection with his retirement.
Loss on extinguishment of debt. During the year ended December 31, 2021, we recorded a $10.8 million loss on extinguishment of debt, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs associated with the redemption of the prior senior notes. No loss on extinguishment of debt was recognized during the year ended December 31, 2022.
Loss on sale of real estate, net. During the year ended December 31, 2022, we recorded a $3.8 million loss on sale of real estate related to the sale of six SNFs, five ALFs and one multi-service campus and a $0.2 million loss on sale of real estate related to the sale of a land parcel, partially offset by a $0.2 million gain on sale of real estate related to the sale of one SNF. During the year ended December 31, 2021, we recorded a $0.2 million loss on sale of real estate related to the sale of one SNF, partially offset by a $0.1 million gain on sale of real estate related to the sale of a land parcel adjacent to one of our SNFs.
Unrealized loss on other real estate related investments. During the year ended December 31, 2022, we recorded a $7.1 million unrealized loss on three mortgage secured loans receivable and two mezzanine loans receivable. The unrealized loss is due to rising interest rates. No unrealized losses were recognized during the year ended December 31, 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For discussion related to the results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2021 Annual Report on Form 10-K, which was filed with the SEC on February 16, 2022.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and other investments (including mortgage and mezzanine loan originations) capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and seniors housing properties as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Second Amended Credit Facility (as defined below), future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We believe that our expected operating cash flow from rent collections, interest payments on our other real estate related investments, and borrowings under our Second Amended Credit Facility, together with our cash balance of $13.2 million, available borrowing capacity of $475.0 million under the Revolving Facility and availability under the ATM Program, each at December 31, 2022, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio as described under “Recent Developments” above, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend, any share repurchases under our Repurchase Program (as defined below) and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
On March 20, 2020, our board of directors authorized a share repurchase program to repurchase up to $150.0 million of outstanding shares of our common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. We did not repurchase any shares of common stock under the Repurchase Program during the year ended December 31, 2022. The Repurchase Program may be modified, discontinued or suspended at any time.
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

Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$144,415	$156,871
Net cash used in investing activities	(127,400)	(192,633)
Net cash (used in) provided by financing activities	(23,732)	36,738
Net (decrease) increase in cash and cash equivalents	(6,717)	976
Cash and cash equivalents at beginning of period	19,895	18,919
Cash and cash equivalents at end of period	$13,178	$19,895
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net cash provided by operating activities for the year ended December 31, 2022 was $144.4 million compared to $156.9 million for the year ended December 31, 2021, a decrease of $12.5 million. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net decrease of $12.5 million in cash provided by operating activities for the year ended December 31, 2022 is primarily due to a decrease in rental income received, an increase in cash paid for interest expense and an increase in cash paid for operating expenses related to assets we plan to sell, have sold, or repurpose, partially offset by interest income received on our other real estate related investments.
Cash used in investing activities for the year ended December 31, 2022 was primarily comprised of $171.6 million in acquisitions of real estate and investments in real estate related investments and other loans receivable, and $7.3 million of purchases of, and improvements to, equipment, furniture and fixtures and real estate, partially offset by $6.3 million of payments received from our other loans receivable and $45.1 million in net proceeds from real estate sales. Cash used in investing activities for the year ended December 31, 2021 was primarily comprised of $194.0 million in acquisitions of real estate and investments in real estate related investments and other loans receivable and $6.0 million of purchases of, and improvements to, equipment, furniture and fixtures and real estate, partially offset by $0.4 million of payments received from our other loans receivable and $7.0 million in net proceeds from real estate sales.

Our cash flows used in financing activities for the year ended December 31, 2022 were primarily comprised of $106.1 million in dividends paid, $5.4 million in payments of deferred financing costs and a $4.5 million net settlement adjustment on restricted stock, partially offset by $47.2 million of net proceeds from the issuance of common stock under the ATM Program and $45.0 million in net borrowings under our Second Amended Credit Facility (as defined below). Our cash flows provided by financing activities for the year ended December 31, 2021 were primarily comprised of $393.8 million of net proceeds from the issuance of the Notes, $30.0 million in net borrowings under our Prior Credit Agreement (as defined below) and $22.9 million of net proceeds from the issuance of common stock under the ATM Program, partially offset by $307.9 million of payments to redeem our prior senior notes, $100.8 million in dividends paid, and a $1.3 million net settlement adjustment on restricted stock.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For discussion related to the cash flows for fiscal 2021 compared to fiscal 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2021 Annual Report on Form 10-K, which was filed with the SEC on February 16, 2022.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers). As of December 31, 2022, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, we, together with certain of our subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (the “Second Amended Credit Agreement”). The Operating Partnership is the borrower under the Second Amended Credit Agreement, and the obligations thereunder are guaranteed, jointly and severally, on an unsecured basis, by us and certain of our subsidiaries. The Second Amended Credit Agreement, which amends and restates our amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
As of December 31, 2022, we had $200.0 million outstanding under the Term Loan and $125.0 million outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and our consolidated subsidiaries (unless we obtain certain specified investment grade ratings on our senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of our senior long-term unsecured debt).
As of December 31, 2022, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Capital Expenditures
As of December 31, 2022, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $15.7 million, of which $2.7 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 11, Commitments and Contingencies, to our consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for 2022, 2021 and 2020.
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
Real Estate Acquisition Valuation. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, our acquisitions of real estate investments generally do not meet the definition of a business, and are treated as asset acquisitions. The assets acquired and liabilities assumed are measured at their acquisition date relative fair values. Acquisition costs are capitalized as incurred. We allocate the acquisition costs to the tangible assets, identifiable intangible assets/liabilities and assumed liabilities on a relative fair value basis. Purchase price allocations contain uncertainties because they require management to make significant estimates and assumptions and to apply judgment to allocate the purchase price of real estate acquired among its components. We assess fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements and integral equipment, furniture and fixtures considers the value of the property as if it was vacant as well as replacement costs, depreciation factors, and other relevant market information. The use of different assumptions in these fair value inputs could significantly affect the reported amounts of the allocation of the acquisition on a relative fair value basis and the related depreciation expense recorded for such assets. If actual results are materially different than the assumptions used to determine fair value of the assets acquired and liabilities assumed, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. Furthermore, if actual results are not consistent with estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our financial position and results of operations. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2022.
Impairment of Long-Lived Assets. At each reporting period, we evaluate our real estate investments held for use for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. The most significant inputs to the undiscounted cash flows include, but are not limited to, historical and projected facility level financial results, a lease coverage ratio, the intended hold period by us, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value.

We classify our real estate investments as held for sale when the applicable criteria have been met, which includes a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, we write down the excess of the carrying value over the estimated fair value less costs to sell, resulting in an impairment of the real estate investments, if necessary, and cease depreciation. The fair value of the assets held for sale is based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices are determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions.
If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a real estate investment previously classified as held for sale or otherwise no longer meets the held for sale criteria, the respective assets are reclassified as real estate investments held for use. A real estate investment that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the real estate investment was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the real estate investment been continuously classified as held for use, or (b) the fair value at the date of the decision not to sell or change in circumstances that led to the real estate investment no longer meeting the criteria of held for sale. The fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, and, where applicable, terms of recent lease agreements or the results of negotiations with prospective tenants.
Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. Given the ongoing impacts of COVID-19, the projected cash flows that we use to assess fair value for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our estimate of cash flow projections, we may need to impair some of these assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2022.
Revenue Recognition. We recognize lease revenue in accordance with ASC 842, Leases. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further detail. Our assessment of collectibility of tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment involves significant judgment by management and considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Management’s judgement can impact the timing of write-offs and recovery adjustments. We did not materially change the assumptions used in the analysis during the year ended December 31, 2022.
Fair Value of Other Real Estate Related Investments. We have elected the fair value option for our other real estate related investments for which such election is permitted, as provided for under ASC 825, Financial Instruments (“ASC 825”). For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. In cases where market-observable data is not available, the data used for the measurement must reflect assumptions that market participants would use in pricing the asset or liability (including adjustments that market participants demand for the risk associated with the unobservable data or the model used to determine fair value). We have concluded to use a present value technique, a discounted cash flow model, to determine fair value.
The determination of estimated fair value of our other real estate related investments requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions, such as changes in the risk-free or benchmark rate and changes attributable to instrument-specific credit risk (e.g., changes in credit spread associated with the instrument). Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed benchmark rates and credit spreads, may significantly impact the estimated fair value of our investments.
Because of the inherent uncertainty of valuation, the estimated fair value of our financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to our consolidated financial statements.

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
Our Second Amended Credit Agreement provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) an unsecured term loan credit facility (the “Term Loan”) in an aggregate principal amount of $200.0 million from a syndicate of banks and other financial institutions.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). As of December 31, 2022, we had a $200.0 million Term Loan outstanding and there was $125.0 million outstanding under the Revolving Facility.
Based on our outstanding debt balance as of December 31, 2022 described above and the interest rates applicable to our outstanding debt at December 31, 2022, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $3.3 million for the year ended December 31, 2022.
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
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2022, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
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
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CareTrust REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 9, 2023, expressed an unqualified opinion on those financial statements.
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
February 9, 2023

ITEM 9B.    Other Information
Not applicable.

ITEM  9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM  10.    Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of business conduct and ethics is available at our website at www.caretrustreit.com under the Investors-Corporate Governance section. We intend to satisfy any disclosure requirement under applicable rules of the Securities and Exchange Commission or the New York Stock Exchange regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the address specified above.
ITEM  11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
ITEM  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
ITEM  14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

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

10.4
Second Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2022 by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K filed on December 19, 2022).

10.5	Amended and Restated Partnership Agreement of CTR Partnership, L.P. (incorporated by reference to Exhibit 3.4 to CareTrust REIT, Inc.’s Registration Statement on Form S-4, filed on August 28, 2014).

+10.6
Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

+10.7	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.14 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.9	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

*+10.10	Form of TSR Award Agreement

*+10.11	Form of Performance-Based Restricted Stock Award Grant Notice

+10.12	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc’s Current Report on Form 8-K filed on February 11, 2019).

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: February 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. SEDGWICK	President and Chief Executive Officer (Principal Executive Officer)	February 9, 2023
David M. Sedgwick
/s/ WILLIAM M. WAGNER	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2023
William M. Wagner
/s/ DIANA LAING	Director	February 9, 2023
Diana Laing
/s/ ANNE OLSON	Director	February 9, 2023
Anne Olson
/s/ SPENCER PLUMB	Director	February 9, 2023
Spencer Plumb
/s/ CAREINA WILLIAMS	Director	February 9, 2023
Careina Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company classifies its real estate investments as held for sale when the applicable criteria have been met, which includes a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, the Company writes down the excess of the carrying value over the estimated fair value less costs to sell, resulting in an impairment of the real estate investments, if necessary.
If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a real estate investment previously classified as held for sale or otherwise no longer meets the held for sale criteria, the respective assets are reclassified as real estate investments held for use. A real estate investment that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the real estate investment was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the real estate investment been continuously classified as held for use, or (b) the fair value at the date of the decision not to sell or change in circumstances that led to the real estate investment no longer meeting the criteria of held for sale.

The fair value of the assets held for sale is based on a market approach using estimated sales prices (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. The fair value of assets reclassified as real estate investments held for use is based on an income approach using current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, and, where applicable, terms of recent lease agreements or the results of negotiations with prospective tenants. There are inherent uncertainties in making these assumptions.
We identified the impairment of real estate investments as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of real estate investments held for sale and real estate investments reclassified from held for sale to held for use. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s determination of fair value.
As of December 31, 2022, the Company had real estate investments held for sale of $12.3 million, after taking an impairment loss of $14.4 million. During the year ended December 31, 2022, the Company reclassified real estate investments from held for sale to held for use of $57.4 million, after taking an impairment loss of $18.0 million.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant inputs to the fair value of real estate investments held for sale and real estate investments reclassified from held for sale to held for use included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of balance sheet classification and determination of fair value for real estate investments held for sale and real estate investments reclassified to real estate investments held for use.
•We evaluated the reasonableness of the (1) valuation methodology; and (2) the concluded real estate investment fair value by independently obtaining sales comparison data, capitalization rates, and market rents and developing a range of independent fair value estimates and comparing our estimates to those used by management.
•We used the assistance of our fair value specialists in obtaining relevant market data, where necessary.
•Read and considered terms of executed arrangements and evidence regarding terms for arrangements in the process of negotiation at or near the valuation date.
•We held discussions with management to understand individual real estate investment specific factors that impacted the Company’s fair value determination.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 9, 2023

We have served as the Company's auditor since 2019.

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets:
Real estate investments, net	$1,421,410	$1,589,971
Other real estate related investments, at fair value (including accrued interest of $1,320 as of December 31, 2022 and $155 as of December 31, 2021)	156,368	15,155
Assets held for sale, net	12,291	4,835
Cash and cash equivalents	13,178	19,895
Accounts and other receivables	416	2,418
Prepaid expenses and other assets, net	11,690	7,512
Deferred financing costs, net	5,428	1,062
Total assets	$1,620,781	$1,640,848
Liabilities and Equity:
Senior unsecured notes payable, net	$395,150	$394,262
Senior unsecured term loan, net	199,348	199,136
Unsecured revolving credit facility	125,000	80,000
Accounts payable, accrued liabilities and deferred rent liabilities	24,360	25,408
Dividends payable	27,550	26,285
Total liabilities	771,408	725,091
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 99,010,112 and 96,296,673 shares issued and outstanding as of December 31, 2022 and 2021, respectively	990	963
Additional paid-in capital	1,245,337	1,196,839
Cumulative distributions in excess of earnings	(396,954)	(282,045)
Total equity	849,373	915,757
Total liabilities and equity	$1,620,781	$1,640,848
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$187,506	$190,195	$173,612
Independent living facilities	—	—	2,077
Interest and other income	8,626	2,156	2,643
Total revenues	196,132	192,351	178,332
Expenses:
Depreciation and amortization	50,316	55,340	52,760
Interest expense	30,008	23,677	23,661
Property taxes	4,333	3,574	2,836
Independent living facilities	—	—	1,869
Impairment of real estate investments	79,062	—	—
Provision for loan losses, net	3,844	—	—
Property operating expenses	5,039	—	—
General and administrative	20,165	26,874	16,302
Total expenses	192,767	109,465	97,428
Other loss:
Loss on extinguishment of debt	—	(10,827)	—
Loss on sale of real estate, net	(3,769)	(77)	(37)
Unrealized loss on other real estate related investments	(7,102)	—	—
Total other loss	(10,871)	(10,904)	(37)
Net (loss) income	$(7,506)	$71,982	$80,867
(Loss) earnings per common share:
Basic	$(0.08)	$0.74	$0.85
Diluted	$(0.08)	$0.74	$0.85
Weighted-average number of common shares:
Basic	96,703	96,017	95,200
Diluted	96,703	96,092	95,207
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance as of December 31, 2019	95,103,270	$951	$1,162,990	$(236,350)	$927,591
Issuance of common stock, net	—	—	(404)	—	(404)
Vesting of restricted common stock, net of shares withheld for employee taxes	112,527	1	(1,996)	—	(1,995)
Amortization of stock-based compensation	—	—	3,812	—	3,812
Common dividends ($1.00 per share)	—	—	—	(95,729)	(95,729)
Net income	—	—	—	80,867	80,867
Balance as of December 31, 2020	95,215,797	952	1,164,402	(251,212)	914,142
Issuance of common stock, net	990,000	10	22,936	—	22,946
Vesting of restricted common stock, net of shares withheld for employee taxes	90,876	1	(1,331)	—	(1,330)
Amortization of stock-based compensation	—	—	10,832	—	10,832
Common dividends ($1.06 per share)	—	—	—	(102,815)	(102,815)
Net income	—	—	—	71,982	71,982
Balance as of December 31, 2021	96,296,673	963	1,196,839	(282,045)	915,757
Issuance of common stock, net	2,405,000	24	47,212	—	47,236
Vesting of restricted common stock, net of shares withheld for employee taxes	308,439	3	(4,472)	—	(4,469)
Amortization of stock-based compensation	—	—	5,758	—	5,758
Common dividends ($1.10 per share)	—	—	—	(107,403)	(107,403)
Net loss	—	—	—	(7,506)	(7,506)
Balance as of December 31, 2022	99,010,112	$990	$1,245,337	$(396,954)	$849,373
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(7,506)	$71,982	$80,867
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	50,378	55,394	52,819
Amortization of deferred financing costs	2,095	2,052	1,950
Loss on extinguishment of debt	—	10,827	—
Unrealized loss on other real estate related investments	7,102	—	—
Amortization of stock-based compensation	5,758	10,832	3,790
Straight-line rental income	(17)	(32)	(77)
Adjustment for collectibility of rental income	1,417	—	—
Noncash interest income	(1,165)	(155)	—
Loss on sale of real estate, net	3,769	77	37
Interest income distribution from other real estate investment	—	—	1,346
Impairment of real estate investments	79,062	—	—
Provision for loan losses, net	3,844	—	—
Change in operating assets and liabilities:
Accounts and other receivables	604	(562)	825
Prepaid expenses and other assets, net	123	399	387
Accounts payable, accrued liabilities and deferred rent liabilities	(1,049)	6,057	3,791
Net cash provided by operating activities	144,415	156,871	145,735
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(21,915)	(192,718)	(89,650)
Purchases of equipment, furniture and fixtures and improvements to real estate	(7,292)	(6,013)	(8,297)
Investment in real estate related investments and other loans receivable	(149,650)	(1,253)	(30,498)
Principal payments received on other loans receivable	6,308	393	80,928
Repayment of other real estate investment	—	—	2,327
Escrow deposits for potential acquisitions of real estate	—	—	(3,000)
Net proceeds from sales of real estate	45,149	6,958	6,608
Net cash used in investing activities	(127,400)	(192,633)	(41,582)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	47,236	22,946	(404)
Proceeds from the issuance of senior unsecured notes payable	—	400,000	—
Borrowings under unsecured revolving credit facility	160,000	220,000	65,000
Payments on senior unsecured notes payable	—	(300,000)	—
Payments on unsecured revolving credit facility	(115,000)	(190,000)	(75,000)
Payments on debt extinguishment and deferred financing costs	(5,361)	(14,095)	—
Net-settle adjustment on restricted stock	(4,469)	(1,331)	(1,996)
Dividends paid on common stock	(106,138)	(100,782)	(93,161)
Net cash (used in) provided by financing activities	(23,732)	36,738	(105,561)
Net (decrease) increase in cash and cash equivalents	(6,717)	976	(1,408)
Cash and cash equivalents as of the beginning of period	19,895	18,919	20,327
Cash and cash equivalents as of the end of period	$13,178	$19,895	$18,919
Supplemental disclosures of cash flow information:
Interest paid	$25,912	$22,838	$21,691
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$1,265	$2,033	$2,568
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$—	$599
Transfer of pre-acquisition costs to acquired assets	$7	$358	$168
Sale of real estate settled with notes receivable	$12,000	$—	$32,400
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2022, the Company owned and leased to independent operators, 216 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 22,831 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of December 31, 2022, the Company also had other real estate related investments consisting of three real estate secured loans receivable and two mezzanine loans receivable with a carrying value of $156.4 million.
COVID-19—The COVID-19 pandemic has had and may continue to have an adverse impact on the economy generally and the Company’s business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance, and the operational and financial performance of the Company’s tenants, will depend on future developments, which are highly uncertain and cannot be predicted at this time, including resurgences of COVID-19 or outbreaks of other highly infectious diseases. The adverse impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition could be material.
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
Lessor Accounting—The Company recognizes lease revenue in accordance with Accounting Standards Codification (“ASC”) 842, Leases. The Company’s lease agreements typically contain annual escalators based on the percentage change in the Consumer Price Index which are accounted for as variable lease payments in the period in which the change occurs. For lease agreements that contain fixed rent escalators, the Company generally recognizes lease revenue on a straight-line basis of accounting. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Tenant reimbursements related to property taxes and insurance paid by the lessee directly to a third party on behalf of a lessor are required to be excluded from variable payments and from recognition in the lessor’s statements of operations. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental revenues recognized by the lessor on a gross basis in its statements of operations.
The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs and recoveries are recorded as decreases or increases through rental income on the Company’s consolidated statements of operations. For the year ended December 31, 2022, the Company did not record any recovery adjustments and wrote-off $1.4 million of rental income. For the year ended December 31, 2021, the Company did not record any recovery adjustments or write-off adjustments to rental income. For the year ended December 31, 2020, the Company recorded recovery adjustments of $1.0 million and did not recognize any write-off adjustments to rental income. See Note 3, Real Estate Investments, Net for further detail.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets—At each reporting period, the Company evaluates its real estate investments held for use for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying facilities. The most significant inputs to the undiscounted cash flows include, but are not limited to, historical and projected facility level financial results, a lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.
The Company classifies its real estate investments as held for sale when the applicable criteria have been met, which includes a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, the Company writes down the excess of the carrying value over the estimated fair value less costs to sell, resulting in an impairment of the real estate investments, if necessary, and ceases depreciation.

In the event of impairment, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers.
If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a real estate investment previously classified as held for sale or otherwise no longer meets the held for sale criteria, the respective assets are reclassified as real estate investments held for use. A real estate investment that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the real estate investment was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the real estate investment been continuously classified as held for use, or (b) the fair value at the date of the decision not to sell or change in circumstances that led to the real estate investment no longer meeting the criteria of held for sale.

The Company’s ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While the Company believes its assumptions are reasonable, changes in these assumptions may have a material impact on financial results.
For the year ended December 31, 2022, the Company recorded an impairment charge of $79.1 million. See Note 4, Impairment of Real Estate Investments, Asset Held For Sale, Net and Asset Sales, for additional information.
Other Real Estate Related Investments—Included in other real estate related investments on the Company’s consolidated balance sheets at December 31, 2022, are three real estate secured loans receivable and two mezzanine loans receivable. Included in other real estate related investments on the Company’s consolidated balance sheets at December 31, 2021, is one mezzanine loan receivable. The Company elected the fair value option for all other real estate related investments. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the consolidated statements of operations. Fair value was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest rates and other credit enhancements. Interest income is recognized as earned within interest and other income in the consolidated statements of operations.
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. During the year ended December 31, 2022, the Company determined that the remaining contractual obligations under two other loans receivable were not collectible and recorded a $4.6 million expected credit loss, net of a loan loss recovery of $0.8 million related to a loan previously written-off. Expected credit losses and recoveries are recorded in provision for loan losses, net in the consolidated statements of operations.
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
 Cash and Cash Equivalents—Cash and cash equivalents consist of bank term deposits and money market funds with original maturities of three months or less at time of purchase and therefore approximate fair value. The fair value of these investments is determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The Company places its cash and cash equivalents with high credit quality financial institutions.
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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the consolidated balance sheets. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s consolidated balance sheets. Amortization of deferred financing costs is

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
classified as interest expense in the consolidated statements of operations. Accumulated amortization of deferred financing costs was $2.5 million and $8.0 million at December 31, 2022 and 2021, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within other income (loss) in the Company’s consolidated statements of operations. During the year ended December 31, 2021, the Company recorded a loss on extinguishment of debt of $10.8 million. See Note 7, Debt, for further detail.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees. The Company measures and recognizes compensation expense for all share-based payment awards made to directors, officers and employees based on the grant date fair value, amortized over the requisite service period of the award. Compensation expense for awards with performance-based vesting conditions is recognized based upon the probability that the performance target will be met. Compensation expense for awards with market-based vesting conditions is recognized based upon the estimated number of awards to be earned and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur. Net (loss) income reflects stock-based compensation expense of $5.8 million, $10.8 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on its owned properties. See Note 12, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The Company is subject to disclosures about segments of an enterprise and related information in accordance with ASC 280, Segment Reporting. The Company has one reportable segment consisting of investments in healthcare-related real estate assets.
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
Recent Accounting Pronouncements— In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). For U.S. Dollar LIBOR, the overnight, one-month, three-month, six-month and one-year LIBOR rates will be discontinued in June 2023, while other U.S. Dollar LIBOR rates were discontinued at the end of 2021. The amendments in this update were effective immediately and could have been applied through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 to December 31, 2024. During the year ended December 31, 2022, the Company adopted ASU 2020-04. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties held for use at December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Land	$238,738	$251,787
Buildings and improvements	1,483,133	1,622,019
Integral equipment, furniture and fixtures	97,199	104,722
Identified intangible assets	2,832	1,257
Real estate investments	1,821,902	1,979,785
Accumulated depreciation and amortization	(400,492)	(389,814)
Real estate investments, net	$1,421,410	$1,589,971
As of December 31, 2022, 94 of the Company’s 216 facilities were leased to subsidiaries of The Ensign Group, Inc. (“Ensign”) on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014 and were subsequently modified on October 1, 2019, June 1, 2021, August 1, 2021, March 1, 2022 and April 1, 2022. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2022, annualized contractual rental income from the Ensign Master Leases was $62.3 million and is escalated annually, in June, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements, each of which contains a purchase option. As of December 31, 2022, annualized contractual rental income from the four additional Ensign facilities was $3.9 million and is escalated annually, in December, by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the four additional facilities are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). The obligations under the lease agreements for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases. See below under “Lease Amendments” for further detail on Ensign lease amendments.
As of December 31, 2022, 15 of the Company’s facilities were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”). The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2022, annualized contractual rental income from the PMG Master Lease was $30.2 million and is escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of PMG that are tenants under the PMG Master Lease are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2022, 103 of the Company’s 216 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the CPI (but not less than zero), some of which are subject to a cap, or fixed rent escalators. During the second and third quarters of 2022, the Company entered into triple-net lease agreements for two of the Company’s 216 facilities which are being repurposed to behavioral health facilities with rent commencing 12 to 18 months following lease commencement. Two of the Company’s 216 facilities are non-operational and are leased under a short term lease with an expected remaining term of less than one year as of December 31, 2022. As of December 31, 2022, five facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales for additional information.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, was as follows (dollars in thousands):

Year	Amount
2023	$190,704
2024	190,463
2025	190,621
2026	190,727
2027	187,719
Thereafter	984,665
$1,934,899
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Next Option Open Date(1)		Option Type(2)	Current Cash Rent(3)
SNF	11	November 2030	1/1/2023	(4)	B	5,092
SNF	1	March 2029	4/1/2022	(5)	A / B(6)	805
SNF / Campus	2	October 2032	1/1/2023	(4)	A	1,097
SNF	4	November 2034	12/1/2024	(5)	A	3,891
(1) The Company has not received notice of exercise for the option periods that are currently open.
(2) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(3) Based on annualized cash revenue for contracts in place at December 31, 2022.
(4) Option window is open for six months.
(5) Option window is open until the expiration of the lease term.
(6) Purchase option reflects two option types.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Rental Income
Contractual rent due(1)	$188,906	$190,100	$171,309
Straight-line rent	17	32	77
Adjustment for collectibility(2)	(1,417)	—	—
Recoveries(3)	—	—	1,047
Lease termination revenue(4)	—	63	1,179
Total	$187,506	$190,195	$173,612
(1)Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received.
(2)During the year ended December 31, 2022, and in accordance with ASC 842, the Company evaluated the collectibility of lease payments through maturity and determined that it was not probable that the Company would collect substantially all of the contractual obligations from five existing and former operators. As such, the Company reversed $0.7 million of operating expense reimbursements, $0.2 million of contractual rent and $0.5 million of straight-line rent during the year ended December 31, 2022. If lease payments are subsequently deemed probable of collection, the Company will reestablish the receivable which will result in an increase in rental income for such recoveries.
(3)During the year ended December 31, 2020, the Company recovered $1.0 million in rental income related to affiliates of Metron Integrated Health Systems (“Metron”) that was previously written off.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)In connection with the agreement to terminate its lease agreements with Metron and to sell the facilities to a third-party, the Company received certain lease termination payments from Metron. During the years ended December 31, 2021 and 2020, the Company recognized approximately $0.1 million and $1.2 million in lease termination revenue, respectively.

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the years ended December 31, 2022, 2021 and 2020 (dollar amounts in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent		Number of Properties	Number of Beds/Units(2)
December 31, 2022
Skilled nursing	$8,918	$815		1	135
Multi-service campuses	13,003	1,235		1	130
Total	$21,921	$2,050		2	265
December 31, 2021
Skilled nursing	$57,973	$4,499	(3)	4	509
Multi-service campuses	125,708	8,604	(4)	4	640
Assisted living	12,395	—	(5)	2	98
Total	$196,076	$13,103		10	1,247
December 31, 2020
Skilled nursing	$75,545	$6,453		6	715
Multi-service campuses	6,876	555		1	184
Assisted living	7,396	590		1	62
Total	$89,817	$7,598		8	961
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
(5)    Initial annual cash rent is zero until transfer of operations upon receipt of licensing approval.

Lease Amendments
Noble Partial Lease Termination and New Landmark Leases. In June and August of 2022, one ALF in Florida and one ALF in Maryland were removed from a master lease with affiliates of Noble Senior Services (“Noble”) and the Company amended the applicable Noble master lease to reflect the removal of the two ALFs. Annual cash rent under the applicable Noble master lease decreased by approximately $1.1 million. In connection with the partial lease termination, the Company entered into a lease with Landmark Recovery of Maryland, LLC and Landmark Recovery of Florida, LLC ( collectively “Landmark”) to repurpose the facilities to behavioral health treatment centers. Rent under the leases will commence 12 - 18 months following commencement of the lease term or, if earlier, upon Landmark obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The leases will expire on the 20th anniversary of the rent commencement date and both contain one 10-year renewal option and CPI-based rent escalators.
Pennant Partial Lease Termination and Amended Ensign Master Leases. On April 1, 2022, operations at two ALFs in California and Washington operated by affiliates of The Pennant Group, Inc. (“Pennant”) were transferred to affiliates of The Ensign Group, Inc. (“Ensign”). In connection with the transfers, the Company amended the Pennant master lease to reflect the removal of the two ALFs and amended two existing Ensign Master Leases to include the two ALFs. The applicable Ensign Master Leases, as amended, had a remaining term at the date of amendment of approximately five years and 16 years, respectively, both with three five-year renewal options and CPI-based rent escalators. Annual cash rent under each of the two applicable Ensign Master Leases, as amended, increased by approximately $0.4 million and annual cash rent under the Pennant master lease, as amended, decreased by $0.8 million.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 1, 2022, operations at one ALF in Arizona operated by affiliates of Pennant were transferred to affiliates of Ensign. In connection with the transfer, the Company amended the Pennant master lease to reflect the removal of the ALF and amended an existing Ensign Master Lease to include the one ALF. The applicable Ensign Master Lease, as amended, had a remaining term at the date of amendment of approximately 11 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign Master Lease, as amended, increased by approximately $0.3 million and annual cash rent under the Pennant master lease, as amended, decreased by the same amount.
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
Amended Ensign Master Lease. On August 1, 2021, the Company acquired two skilled nursing facilities. The facilities were leased to affiliates of Ensign. In conjunction with the acquisition of the two facilities, the Company amended and extended the initial term of an existing Ensign Master Lease to include the two skilled nursing facilities. The Ensign Master Lease, as amended, had a remaining term at the date of amendment of approximately 17 years, with three five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.2 million, with GAAP rent increasing by $2.5 million due to a $5.0 million prepayment of rent made at closing, which is being amortized on a straight-line basis over the remaining lease term.
Five Oaks Lease Termination and Amended Ensign Master Lease. On June 1, 2021, operating affiliates of Ensign acquired certain operations and assets of Five Oaks Healthcare, LLC (“Five Oaks”) under an agreement with Five Oaks. The agreement granted Ensign the right to occupy and operate four of the Company’s skilled nursing facilities in Washington that were previously being operated by Five Oaks. In conjunction with consenting to the transfer, the Company terminated the existing Five Oaks master lease, and amended and extended the term of an existing triple-net master lease with Ensign to include the four skilled nursing facilities. The Ensign lease, as amended, had a remaining term at the date of amendment of approximately 15 years, with three five-year renewal options and CPI-based rent escalators. Annual cash rent under the terminated Five Oaks master lease was approximately $2.6 million, and annual cash rent under the amended Ensign lease increased by the same amount.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Premier Partial Lease Termination and Amended Noble VA Master Lease. On March 10, 2021 and July 1, 2021, two assisted living facilities in Wisconsin operated by affiliates of Premier Senior Living, LLC (“Premier”) were transferred to affiliates of Noble VA Holdings, LLC (“Noble VA”). In connection with the transfer, the Company partially terminated the Premier master lease and amended the existing triple-net master lease with Noble VA to include the two assisted living facilities. The Noble VA master lease, as amended, had a remaining term at the date of amendment of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the amended Noble VA master lease increased by approximately $1.3 million on March 10, 2021 and approximately $1.0 million on July 1, 2021 and annual cash rent under the partially terminated Premier master lease decreased by approximately the same amount. See above under “Amended Noble Master Leases and New Noble NJ Master Lease” for additional information regarding the Company’s leases with Noble.
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

4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
In connection with the Company’s ongoing review and monitoring of its investment portfolio and the performance of its tenants, during the first quarter of 2022, the Company determined to pursue the sale of 27 properties and the repurposing of three properties representing an aggregate of approximately 10% of contractual cash rent as of March 31, 2022. As of March 31, 2022, the Company determined that these 27 properties met the criteria to be classified as assets held for sale. During the year ended December 31, 2022, the Company recognized an aggregate impairment charge of $79.1 million, of which $45.0 million related to 12 facilities that have been sold, $18.0 million related to 10 facilities that were classified as held for sale in the first quarter of 2022 and reclassified to held for use in the third and fourth quarters of 2022, $14.4 million related to five facilities that were held for sale as of December 31, 2022, and $1.7 million related to one facility that was held for use during the year. For properties classified as held for sale, the impairment charges were recognized to write down the properties to the lower of their carrying value or their aggregate fair value, less estimated costs to sell. For properties classified as held for use, the impairment charges were recognized to write down the properties to their fair value.
Following the asset sales and held for sale reclassifications discussed below, five properties continued to meet the criteria to be classified as held for sale as of December 31, 2022. As of December 31, 2022, the real estate comprising the remaining five properties classified as held for sale had an aggregate carrying value of $12.3 million.
The fair value of the assets held for sale was based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $20,000 to $85,000, with a weighted average price per unit of $55,000.
Asset Sales and Held for Sale Reclassifications
During the first quarter of 2022, the Company determined that one ALF that was classified as held for sale at December 31, 2021 no longer met the held for sale criteria. The Company reclassified this ALF’s carrying value of $4.8 million out of assets held for sale and recorded catch-up depreciation of approximately $0.1 million during the year ended December 31, 2022.
During the first quarter of 2022, the Company closed on the sale of one SNF, operated by affiliates of Cascadia Healthcare, LLC (“Cascadia”), consisting of 83 beds located in Washington with a carrying value of $0.8 million, for net sales proceeds of $1.0 million. During the year ended December 31, 2022, the Company recorded a gain of $0.2 million in connection with the sale. There was no rent reduction under the Cascadia master lease in connection with the sale.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the third quarter of 2022, the Company closed on the sale of six SNFs and one multi-service campus, operated by affiliates of Trio Healthcare Holdings, LLC (“Trio”), consisting of 708 beds located in Ohio for net proceeds of $32.8 million. In connection with the sale, the Company provided affiliates of the purchaser of the properties with a $7.0 million term loan that bears interest at 8.5% and has a maturity date of September 30, 2025. The Company also provided a $5.0 million bridge loan to four individuals that bore interest at 8.5% and was subsequently repaid during the fourth quarter of 2022. Prior to their sale, the seven properties were classified as held for sale, with a carrying value of $46.9 million. During the year ended December 31, 2022, the Company recorded a loss of $2.1 million in connection with the sale.
During the fourth quarter of 2022, the Company closed on the sale of five ALFs, operated by affiliates of Noble VA Holdings, LLC (“Noble”), consisting of 301 beds located in Virginia for net proceeds of $11.0 million. Prior to their sale, the five properties had been classified as held for sale at September 30, 2022, with a carrying value of $12.7 million. During the year ended December 31, 2022, the Company recorded a loss of $1.7 million in connection with the sale.

During the fourth quarter of 2022, the Company determined that nine ALFs, with a carrying value of $50.8 million, that were classified as held for sale at September 30, 2022, no longer met the held for sale criteria. The Company reclassified the nine ALFs out of assets held for sale at their fair value at the date of the decision not to sell of approximately $47.8 million.

The fair value of assets reclassified as real estate investments held for use was based on an income approach using current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, and, where applicable, terms of recent lease agreements or the results of negotiations with prospective tenants, which are considered to be Level 3 measurements within the fair value hierarchy. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations, the Company’s fair value estimates primarily relied on an income approach. When utilizing an income approach, assumptions include, but are not limited to, terminal capitalization rates ranging from 7.5% to 8.75% and discount rates ranging from 8.5% to 9.75%.
Impairment of Assets Held For Use
During the second quarter of 2022, the Company recognized an impairment charge of $1.7 million related to one SNF. The Company wrote down its carrying value of $2.8 million to its estimated fair value of $1.1 million, which is included in real estate investments, net on the Company’s consolidated balance sheets. The fair value of the asset was based on comparable market transactions. For the Company’s impairment calculation, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit of $20,000.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS

As of December 31, 2022 and 2021, the Company’s other real estate related investments, at fair value, consisted of the following (dollar amounts in thousands):

					As of December 31, 2022
Investment	Facility Count and Type	Principal Balance as of December 31, 2022	Book Value as of December 31, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate		Maturity Date
Senior mortgage secured loan receivable	18 SNF/Campus	$75,000	$72,543	$—	8.4%	(1)	6/30/2027
Mortgage secured loan receivable	5 SNF	22,250	21,345	—	10.2%	(2)	8/1/2025
Mortgage secured loan receivable	4 SNF	24,900	23,796	—	9.0%	(2)	9/8/2025
Mezzanine loan receivable	9 SNF	15,000	14,672	15,155	12.0%		11/30/2025
Mezzanine loan receivable	18 SNF/Campus	25,000	24,012	—	11.0%		6/30/2032
Total		$162,150	$156,368	$15,155
(1)    Rate is net of subservicing fee.
(2)    Term secured overnight financing rate (“SOFR”) used as of December 31, 2022 was 4.33%. Rates are net of subservicing fees.
The following table summarizes the Company’s other real estate related investments activity for the year ended December 31, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Origination of other real estate related investments	$147,150	$—
Accrued interest, net	1,165	155
Unrealized loss on other real estate related investments	(7,102)	—
Net increase in other real estate related investments, at fair value	$141,213	$155
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In August 2022, the Company extended a $22.3 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $22.3 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by five skilled nursing facilities, four of which are operated by an existing operator and one of which is operated by a large, regional skilled nursing operator. The “B” tranche secured term loan is set to mature on August 1, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The "B" tranche secured term loan bears interest at a rate based on term secured overnight financing rate, calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.25% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.75% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.0% and less a subservicing fee of 50% over 8.25%. The “B” tranche secured term loan requires monthly interest payments. The Company elected the fair value option for the “B” tranche secured term loan.
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
As of December 31, 2022 and 2021, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s consolidated balance sheets, consisted of the following (dollars in thousands):

				As of December 31, 2022
Investment	Principal Balance as of December 31, 2022	Book Value as of December 31, 2022	Book Value as of December 31, 2021	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$9,596	$9,600	$3,161	8.5%	9/1/2023 - 9/30/2025
Expected credit loss	—	(2,094)	—
Total	$9,596	$7,506	$3,161

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s other loans receivable activity for the year ended December 31, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Origination of loans receivable	$14,500	$1,253
Principal payments	(6,307)	(393)
Accrued interest, net	(4)	(6)
Provision for loan losses, net	(3,844)	—
Net increase in other loans receivable	$4,345	$854
Expected credit losses and recoveries are recorded in provision for loan losses, net in the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, net of a loan loss recovery of $0.8 million related to a loan previously written-off. During the year ended December 31, 2022, the Company fully reserved and wrote-off $2.5 million, related to one other loan receivable, in connection with the sale of six SNFs and one multi-service campus. As of December 31, 2021, the Company had no expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the years ended December 31, 2022, 2021 and 2020 (dollar amounts in thousands):

	For Year Ended December 31,
Investment	2022	2021	2020
Mortgage secured loans receivable	$4,853	$—	$2,044
Mezzanine loans receivable	3,489	1,825	305
Preferred equity investments(1)	—	—	24
Other	284	331	270
Total	$8,626	$2,156	$2,643
(1)    As of December 31, 2022 and 2021, the Company had no preferred equity investments.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Assets:
Mortgage secured loans receivable	$—	$—	$117,684	$117,684
Mezzanine loans receivable	—	—	38,684	38,684
Total	$—	$—	$156,368	$156,368

	Level 1	Level 2	Level 3	Balance as of December 31, 2021
Assets:
Mezzanine loan receivable	$—	$—	$15,155	$15,155
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2021	$—	$15,155
Loan originations	122,150	25,000
Accrued interest, net	928	237
Unrealized loss on other real estate related investments	(5,394)	(1,708)
Balance as of December 31, 2022	$117,684	$38,684
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the year ended December 31, 2022, the Company recorded an unrealized loss of $7.1 million on the Company’s secured and mezzanine loans receivable due to rising interest rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of December 31, 2022 and 2021, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of December 31, 2022:

Type	Book Value as of December 31, 2022	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$117,684	Discounted cash flow	Discount Rate	9% - 13%
Mezzanine loans receivable	38,684	Discounted cash flow	Discount Rate	12% - 14%
For the year ended December 31, 2022, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the year ended December 31, 2022, the

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company recorded an impairment charge of $79.1 million. For the years ended December 31, 2021 and 2020, there were no real estate assets deemed to be impaired. See Note 4, Impairments of Real Estate Investments, Assets Held for Sale, Net and Asset Sales, for additional information.
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face values, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of December 31, 2022 and 2021 using Level 2 inputs (dollars in thousands):

	December 31, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	$400,000	$395,150	$345,036	$400,000	$394,262	$410,500
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

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Amount	Amount	Loan Fees	Amount
Senior unsecured notes payable	$400,000	$(4,850)	$395,150	$400,000	$(5,738)	$394,262
Senior unsecured term loan	200,000	(652)	199,348	200,000	(864)	199,136
Unsecured revolving credit facility	125,000	—	125,000	80,000	—	80,000
	$725,000	$(5,502)	$719,498	$680,000	$(6,602)	$673,398
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
As of December 31, 2022, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.
2025 Senior Notes. On May 10, 2017, the Issuers completed an underwritten public offering of $300.0 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were issued at par, resulting in gross proceeds of $300.0 million and net proceeds of approximately $294.0 million after deducting underwriting fees and other offering expenses. The 2025 Notes were scheduled to mature on June 1, 2025 and bore interest at a rate of 5.25% per year. Interest on the 2025 Notes was payable on June 1 and December 1 of each year. On July 1, 2021 (the “Redemption Date”), the Issuers redeemed all $300.0 million aggregate principal amount of the 2025 Notes at a redemption price equal to 102.625% of the principal amount of the 2025 Notes, plus accrued and unpaid interest thereon up to, but not including, the Redemption Date. During the year ended December 31 2021, the Company recorded a loss on extinguishment of debt of $10.8 million in the consolidated statements of operations, including a prepayment penalty of $7.9 million and a $2.9 million write-off of deferred financing costs associated with the redemption of the 2025 Notes.

Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement, which amends and restates the Company’s amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of December 31, 2022, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and $125.0 million outstanding under the Revolving Facility.
The Revolving Facility has a maturity date of February 9, 2027, and includes, at the sole discretion of the Operating Partnership, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
The Second Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Second Amended Credit Agreement (other than the Operating Partnership). The Second Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend organizational documents and pay certain dividends and other restricted payments. The Second Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum cash distributions to operating income ratio, a maximum secured debt to asset value ratio, a maximum secured recourse debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio, a minimum unsecured interest coverage ratio and a minimum rent coverage ratio. The Second Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Second Amended Credit Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency.
As of December 31, 2022, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.
Schedule of Debt Maturities
As of December 31, 2022, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2023	$—
2024	—
2025	—
2026	200,000
2027	125,000
Thereafter	400,000
$725,000

8. EQUITY
Common Stock
At-The-Market Offering—On March 10, 2020, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”), which expires in March 2023.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the year ended December 31, 2020. The following table summarizes ATM Program activity for the years ended December 31, 2022 and 2021 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2022	2021
Number of shares	2,405	990
Average sales price per share	$20.00	$23.74
Gross proceeds(1)	$48,100	$23,505
(1)    Total gross proceeds is before $0.6 million and $0.3 million of commissions paid to the sales agents during the year ended December 31, 2022 and 2021, respectively, under the ATM Program.
As of December 31, 2022, the Company had $428.4 million available for future issuances under the ATM Program.
Share Repurchase Program — On March 20, 2020, the Company’s Board of Directors authorized a share repurchase program up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program, which expires on March 31, 2023, may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program may also be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. The Company expects to finance any share repurchases under the Repurchase Program using available cash and may also use short-term borrowings under the Revolving Facility. The Company did not repurchase any shares of common stock under the Repurchase Program during the years ended December 31, 2022, 2021 and 2020. The Repurchase Program may be modified, discontinued or suspended at any time.
Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s Board of Directors for 2022, 2021 and 2020 (dollars in thousands, except per share amounts):

	For the Three Months Ended
2022	March 31,	June 30,	September 30,	December 31,
Dividends declared per share	$0.275	$0.275	$0.275	$0.275
Dividends payment date	April 15, 2022	July 15, 2022	October 14, 2022	January 13, 2023
Dividends payable as of record date[1]	$26,691	$26,683	$26,683	$27,386
Dividends record date	March 31, 2022	June 30, 2022	September 30, 2022	December 30, 2022

2021
Dividends declared per share	$0.265	$0.265	$0.265	$0.265
Dividends payment date	April 15, 2021	July 15, 2021	October 15, 2021	January 14, 2022
Dividends payable as of record date[1]	$25,633	$25,714	$25,714	$25,755
Dividends record date	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

2020
Dividends declared per share	$0.25	$0.25	$0.25	$0.25
Dividends payment date	April 15, 2020	July 15, 2020	October 15, 2020	January 15, 2021
Dividends payable as of record date[1]	$23,931	$23,931	$23,934	$23,933
Dividends record date	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
(1) Dividends payable includes dividends on performance stock awards that will be paid if and when the shares subject to such awards vest.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the Plan, restricted stock awards (“RSAs”) vest in equal annual installments beginning on the first anniversary of the grant date over a three year period for the RSAs granted in 2022 and 2021 and a four year period for the RSAs granted in 2020. RSAs granted to non-employee members of the Board of Directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSA”) granted are subject to both time and performance based conditions and vest over a one-to three year period for PSAs granted in 2021 and over a one-to-four year period for PSAs granted in 2020. The amount of such PSAs that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return units (“TSR Units”) granted in 2022 and 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs, PSAs, and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award and performance award activity for the year ended December 31, 2022:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2021	891,333	$20.91
Granted:
RSAs	159,663	19.56
Board Awards	25,992	16.93
Vested	(501,479)	20.60
Forfeited	(1,900)	21.50
Unvested balance at December 31, 2022	573,609	$20.63
As of December 31, 2022, the weighted-average remaining vesting period of such awards was 1.9 years.
The following table summarizes the Company’s RSA, PSA and Board Award grants during the year ended December 31, 2022 (dollars in thousands, except per share amounts):

	Grants			Vested
	Shares	Weighted Average Share Price	Grant Date Fair Value	Shares	Vest Date Fair Value
During year ended December 31, 2022(1)
RSAs	159,663	$19.56	$3,123	263,568	$5,020
PSAs	—	—	—	217,645	4,134
Board Awards	25,992	16.93	440	20,266	346
(1) The Compensation Committee granted annual awards for 2023 in December 2022.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSA, PSA and Board Award grants during the years ended December 31, 2021 and 2020 (dollars in thousands, except per share amounts):

	Grants
	Shares	Weighted Average Share Price	Grant Date Fair Value
During year ended December 31, 2021(1)
RSAs	394,863	$21.92	$8,654
PSAs	108,414	22.48	2,437
Board Awards	20,266	24.18	490
During year ended December 31, 2020
RSAs	134,790	$19.68	$2,653
PSAs	107,790	19.06	2,054
Board Awards	27,611	16.48	455
(1) In 2021, the Compensation Committee changed the structure of the grants that resulted in two long-term equity incentive awards being granted to the Company’s named executive officers in 2021. The Compensation Committee also granted annual awards for 2022 in December 2021.
The fair value of the TSR Units is estimated on the date of the grant using a Monte Carlo valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility is based on historical volatility for the most recent weighted average period ending on the grant date for the Company and the selected TSR peer group, and is calculated on a daily basis. The following table reflects the weighted-average key assumptions used in this valuation for awards granted during the year ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Risk-free interest rate	3.91%	0.60%
Expected stock price volatility	52.90%	52.42%
Expected service period	3.04 years	2.93 years
Expected dividend yield (assuming full reinvestment)	—%	—%
Fair value per share at date of grant	$26.53	$29.10
The total fair value of the TSR Units granted during the year ended December 31, 2022 and 2021 was $2.5 million and $5.3 million, respectively.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$5,758	$10,832	$3,790
As of December 31, 2022, there was $11.6 million of unamortized stock-based compensation expense related to the unvested RSAs, PSAs, Board Awards, and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. (LOSS) EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted (loss) earnings per common share (“EPS”) for the Company’s common stock for the years ended December 31, 2022, 2021 and 2020, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(7,506)	$71,982	$80,867
Less: Net income allocated to participating securities	(440)	(507)	(298)
Numerator for basic and diluted earnings available to common stockholders	$(7,946)	$71,475	$80,569
Denominator:
Weighted-average basic common shares outstanding	96,703	96,017	95,200
Dilutive performance stock awards	—	75	7
Weighted-average diluted common shares outstanding	96,703	96,092	95,207

(Loss) earnings per common share, basic	$(0.08)	$0.74	$0.85
(Loss) earnings per common share, diluted	$(0.08)	$0.74	$0.85
Antidilutive unvested restricted stock awards, total shareholder units and performance awards excluded from the computation	744	591	296

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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of Ensign, under the Ensign Master Leases, and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of its initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of December 31, 2022, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $15.7 million, of which $2.7 million is subject to rent increase at the time of funding.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major operator concentration – The Company has operators from which it derived 10% or more of its rental revenue for the years ended December 31, 2022, 2021 and 2020. The following table sets forth information regarding the Company’s major operators as of December 31, 2022, 2021 and 2020:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator(2)	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
December 31, 2022
Ensign	83	8	7	8,741	997	661	35%
PMG	13	2	—	1,742	402	—	16%

December 31, 2021
Ensign	83	8	4	8,756	997	395	32%
PMG	13	2	—	1,742	402	—	15%

December 31, 2020
Ensign	77	8	4	8,129	1,027	390	32%
PMG	13	2	—	1,742	403	—	16%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the year ended December 31, 2022 and 2021:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
December 31, 2022
CA	27	8	5	3,048	1,359	437	26%
TX	38	3	3	4,849	536	242	22%

December 31, 2021
CA	27	8	5	3,048	1,359	449	25%
TX	37	3	3	4,694	536	242	20%
(1)    The Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Recent Asset Sale
On January 13, 2023, the Company closed on the sale of one ALF consisting of 105 beds located in Florida with a carrying value of $3.3 million, which approximated the net sales proceeds received. The facility was classified as held for sale as of December 31, 2022.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Since Acquisition	Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Improvs.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$(1,479)	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	(3,505)	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	(1,026)	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	(3,562)	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	(4,357)	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	(3,865)	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	(2,965)	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	(4,407)	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	(2,317)	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	(3,381)	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	(3,522)	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	(2,854)	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	(2,951)	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	(2,554)	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	(3,618)	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	(2,551)	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	(2,578)	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	(1,645)	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,632	441	10,376	10,817	(8,270)	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	(1,149)	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	(1,839)	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	(2,393)	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	(1,039)	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	(2,885)	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	(1,587)	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	(2,058)	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	(2,925)	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	(1,018)	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	(1,926)	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	(1,694)	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	(1,082)	2012	2009

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	(6,030)	2012	2009
Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	(6,543)	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	(1,316)	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	(3,766)	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	(2,186)	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	155	193	5,377	5,570	(2,423)	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	(548)	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	(548)	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	(1,139)	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	(1,600)	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	(948)	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	(1,855)	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	(1,117)	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	(1,916)	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	(1,277)	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	(822)	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	(697)	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	(1,264)	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	(1,862)	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	(2,459)	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	(639)	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	(1,292)	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	(2,674)	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	(2,261)	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	(981)	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	(3,509)	2011	2011
Wisteria Health Holdings	Wisteria	Abilene, TX		746	9,903	290	746	10,193	10,939	(2,641)
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	(1,516)	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	(1,331)	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	(1,820)	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	(387)	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	(3,106)	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	(2,258)	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	(789)	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	(1,124)	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	(882)	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	(532)	2013	2013

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	(793)	1960	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	(1,134)	1970	2013
Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	(837)	1966	2013
Sky Holdings AZ LLC	Bella Vita Health and Rehabilitation Center	Glendale, AZ	—	228	1,124	1,380	228	2,504	2,731	(1,927)	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	152	357	1,493	152	1,850	2,002	(1,403)	2012	2009
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	56	1,668	15,431	17,099	(3,058)	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	(1,439)	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	(954)	1987	2015
CTR Partnership, L.P.	Shamrock Nursing and Rehabilitation Center	Dublin, GA	—	251	7,855	—	251	7,855	8,106	(1,473)	2010	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	792	833	18,878	19,711	(3,408)	1992	2015
CTR Partnership, L.P.	West Cove Care & Rehabilitation Center	Toledo, OH	—	93	10,365	88	93	10,453	10,546	(1,879)	2007	2015
CTR Partnership, L.P.	Casa de Paz	Sioux City, IA	—	119	7,727	—	119	7,727	7,846	(1,336)	1974	2016
CTR Partnership, L.P.	Denison Care Center	Denison, IA	—	96	2,784	—	96	2,784	2,880	(481)	2015	2016
CTR Partnership, L.P.	Garden View Care Center	Shenandoah, IA	—	105	3,179	—	105	3,179	3,284	(550)	2013	2016
CTR Partnership, L.P.	Grandview Health Care Center	Dayton, IA	—	39	1,167	—	39	1,167	1,206	(202)	2014	2016
CTR Partnership, L.P.	Grundy Care Center	Grundy Center, IA	—	65	1,935	—	65	1,935	2,000	(335)	2011	2016
CTR Partnership, L.P.	Iowa City Rehab and Health Care Center	Iowa City, IA	—	522	5,690	—	522	5,690	6,212	(984)	2014	2016
CTR Partnership, L.P.	Lenox Care Center	Lenox, IA	—	31	1,915	—	31	1,915	1,946	(331)	2012	2016
CTR Partnership, L.P.	Osage	Osage, IA	—	126	2,255	—	126	2,255	2,381	(390)	2014	2016
CTR Partnership, L.P.	Pleasant Acres Care Center	Hull, IA	—	189	2,544	—	189	2,544	2,733	(440)	2014	2016
CTR Partnership, L.P.	Cedar Falls Health Care Center	Cedar Falls, IA	—	324	4,366	—	324	4,366	4,690	(737)	2015	2016
CTR Partnership, L.P.	Premier Estates of Highlands	Norwood, OH	—	364	2,199	623	143	943	1,086	(22)	2012	2016
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	(1,316)	1989	2016
CTR Partnership, L.P.	The Oaks	Petaluma, CA	—	3,646	2,873	110	3,646	2,983	6,629	(519)	2015	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	(1,718)	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	(3,370)	1984	2016
CTR Partnership, L.P.	Decatur Medical Lodge	Decatur, TX	—	990	24,909	—	990	24,909	25,899	(3,788)	2013	2016
CTR Partnership, L.P.	Royse City Medical Lodge	Royse City, TX	—	606	14,660	—	606	14,660	15,266	(2,230)	2009	2016
CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	(833)	2009	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	(1,222)	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	(507)	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	(534)	2014	2017

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	(497)	2014	2017
CTR Partnership, L.P.	Wellspring Health and Rehabilitation of Cascadia	Nampa, ID	—	775	5,044	121	775	5,165	5,940	(715)	2011	2017
CTR Partnership, L.P.	The Rio at Fox Hollow	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	(1,683)	2016	2017
CTR Partnership, L.P.	The Rio at Cabezon	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	(1,361)	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	(288)	1993	2017
CTR Partnership, L.P.	Secora Health and Rehabilitation of Cascadia	Portland, OR	—	1,481	2,216	110	1,481	2,326	3,807	(305)	2012	2017
CTR Partnership, L.P.	Mountain Valley	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	(1,050)	1971	2017
CTR Partnership, L.P.	Caldwell Care	Caldwell, ID	—	906	7,020	516	906	7,536	8,442	(936)	1947	2017
CTR Partnership, L.P.	Canyon West	Caldwell, ID	—	312	10,410	461	312	10,871	11,183	(1,388)	1969	2017
CTR Partnership, L.P.	Lewiston Health and Rehabilitation	Lewiston, ID	—	625	12,087	200	625	12,287	12,912	(1,586)	1964	2017
CTR Partnership, L.P.	The Orchards	Nampa, ID	—	785	8,923	116	785	9,039	9,824	(1,171)	1958	2017
CTR Partnership, L.P.	Weiser Care	Weiser, ID	—	80	4,419	30	80	4,449	4,529	(580)	1964	2017
CTR Partnership, L.P.	Aspen Park	Moscow, ID	—	698	5,092	274	698	5,366	6,064	(729)	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	1,256	681	7,843	8,524	(1,198)	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	1,073	607	5,874	6,481	(889)	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	891	1,602	5,427	7,029	(832)	2006	2017
CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,001	1,779	—	1,001	1,779	2,780	(233)	1989	2017
CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	446	869	—	446	869	1,315	(114)	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	(2,598)	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	345	2,897	15,045	17,942	(1,975)	1969	2017
CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	(2,872)	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	(603)	1973	2017
CTR Partnership, L.P.	Copper Ridge Health and Rehabilitation Center	Butte, MT	—	220	4,974	39	220	5,013	5,233	(675)	2010	2018
CTR Partnership, L.P.	Prairie Heights Healthcare Center	Aberdeen, SD	—	1,372	7,491	—	1,372	7,491	8,863	(925)	1965	2018
CTR Partnership, L.P.	The Meadows on University	Fargo, ND	—	989	3,275	—	989	3,275	4,264	(378)	1966	2018
CTR Partnership, L.P.	The Suites - Parker	Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	(1,865)	2012	2018
CTR Partnership, L.P.	Huntington Park Nursing Center	Huntington Park, CA	—	3,131	8,876	299	3,131	9,175	12,306	(976)	1955	2019
CTR Partnership, L.P.	Shoreline Care Center	Oxnard, CA	—	1,699	9,004	—	1,699	9,004	10,703	(905)	1962	2019
CTR Partnership, L.P.	Downey Care Center	Downey, CA	—	2,502	6,141	—	2,502	6,141	8,643	(619)	1967	2019
CTR Partnership, L.P.	Courtyard Healthcare Center	Davis, CA	—	2,351	9,256	—	2,351	9,256	11,607	(949)	1969	2019
Gulf Coast Buyer 1 LLC	Alpine Skilled Nursing and Rehabilitation	Ruston, LA	—	2,688	23,825	—	2,688	23,825	26,513	(2,357)	2014	2019
Gulf Coast Buyer 1 LLC	The Bradford Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,758	21,325	17	3,758	21,342	25,100	(2,127)	1980	2019

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

Gulf Coast Buyer 1 LLC	Colonial Oaks Skilled Nursing and Rehabilitation	Bossier City, LA	—	1,635	21,180	—	1,635	21,180	22,815	(2,045)	2013	2019
Gulf Coast Buyer 1 LLC	The Guest House Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,437	20,889	2,845	3,437	23,734	27,171	(2,160)	2006	2019
Gulf Coast Buyer 1 LLC	Pilgrim Manor Skilled Nursing and Rehabilitation	Bossier City, LA	—	2,979	24,617	2,100	2,979	26,717	29,696	(2,407)	2008	2019
Gulf Coast Buyer 1 LLC	Shreveport Manor Skilled Nursing and Rehabilitation	Shreveport, LA	—	676	10,238	361	676	10,599	11,275	(1,058)	2008	2019
Gulf Coast Buyer 1 LLC	Booker T. Washington Skilled Nursing and Rehabilitation	Shreveport, LA	—	2,452	9,148	113	2,452	9,261	11,713	(963)	2013	2019
Gulf Coast Buyer 1 LLC	Legacy West Rehabilitation and Healthcare	Corsicana, TX	—	120	6,682	436	120	7,118	7,238	(782)	2002	2019
Gulf Coast Buyer 1 LLC	Legacy at Jacksonville	Jacksonville, TX	—	173	7,481	127	173	7,608	7,781	(806)	2006	2019
Gulf Coast Buyer 1 LLC	Pecan Tree Rehabilitation and Healthcare	Gainesville, TX	—	219	10,097	255	219	10,352	10,571	(1,064)	1990	2019
Lakewest SNF Realty, LLC	Lakewest Rehabilitation and Skilled Care	Dallas, TX	—	—	6,905	—	—	6,905	6,905	(708)	2011	2019
CTR Partnership, L.P.	Cascadia of Nampa	Nampa, ID	—	880	14,117	—	880	14,117	14,997	(1,344)	2017	2019
CTR Partnership, L.P.	Valley Skilled Nursing	Modesto, CA	—	798	7,671	—	798	7,671	8,469	(647)	2016	2019
CTR Partnership, L.P.	Cascadia of Boise	Boise, ID	—	1,597	15,692	—	1,597	15,692	17,289	(1,235)	2018	2020
CTR Partnership, L.P.	Cooney Healthcare and Rehabilitation	Helena, MT	—	867	7,431	20	867	7,451	8,318	(458)	1984	2020
CTR Partnership, L.P.	Elkhorn Healthcare and Rehabilitation	Clancy, MT	—	183	7,380	430	183	7,810	7,993	(465)	1960	2020
CTR Partnership, L.P.	Beacon Harbor Healthcare and Rehabilitation	Rockwall, TX	—	1,295	17,069	—	1,295	17,069	18,364	(989)	1996	2020
CTR Partnership, L.P.	Pleasant Manor Healthcare and Rehabilitation	Waxahachie, TX	—	629	7,433	—	629	7,433	8,062	(434)	1972	2020
CTR Partnership, L.P.	Rowlett Health and Rehabilitation Center	Rowlett, TX	—	1,036	10,516	—	1,036	10,516	11,552	(606)	1990	2020
160 North Patterson Avenue, LLC	Buena Vista Care Center	Goleta, CA	—	7,987	7,237	—	7,987	7,237	15,224	(351)	1967	2021
CTR Partnership, L.P.	El Centro Post-Acute Care	El Centro, CA	—	1,283	8,133	135	1,283	8,268	9,551	(367)	1962	2021
CTR Partnership, L.P.	Sedona Trace Health and Wellness	Austin, TX	—	3,282	12,763	—	3,282	12,763	16,045	(507)	2017	2021
CTR Partnership, L.P.	Cedar Pointe Health and Wellness Suites	Cedar Park, TX	—	3,325	11,738	—	3,325	11,738	15,063	(461)	2017	2021
CTR Partnership, L.P.	Ennis Care Center	Ennis,TX	—	568	8,055	—	568	8,055	8,623	(201)	1982	2022
			—	157,842	947,010	97,380	156,008	1,044,124	1,200,131	(246,446)
Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	(5,864)	2011	1999
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	(3,932)	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	(1,202)	1978	2011
4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	(1,199)	2006	2011

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	(1,211)	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	(918)	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	(650)	2012	2012
CTR Partnership, L.P.	Liberty Nursing Center of Willard	Willard, OH	—	144	11,097	50	144	11,147	11,291	(2,042)	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown/Premier Retirement Estates of Middletown	Middletown, OH	—	990	7,484	380	990	7,864	8,854	(1,451)	1985	2015
CTR Partnership, L.P.	Premier Estates of Norwood Towers/Premier Retirement Estates of Norwood Towers	Norwood, OH	—	1,316	10,071	1,021	1,316	11,092	12,408	(1,875)	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	(2,651)	1986	2016
CTR Partnership, L.P.	Bridgeport Medical Lodge	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	(4,246)	2014	2016
CTR Partnership, L.P.	The Villas at Saratoga	Saratoga, CA	—	8,709	9,736	1,397	8,709	11,133	19,842	(1,399)	2004	2018
CTR Partnership, L.P.	Madison Park Healthcare	Huntington, WV	—	601	6,385	—	601	6,385	6,986	(691)	1924	2018
CTR Partnership, L.P.	Oakview Heights Nursing & Rehabilitation Center	Mt. Carmel, IL	—	298	8,393	—	298	8,393	8,691	(930)	2004	2019
Gulf Coast Buyer 1 LLC	Spring Lake Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,217	21,195	2,729	3,217	23,924	27,141	(2,490)	2008	2019
Gulf Coast Buyer 1 LLC	The Village at Heritage Oaks	Corsicana, TX	—	143	11,429	482	143	11,911	12,054	(1,266)	2007	2019
CTR Partnership, L.P.	City Creek Post-Acute and Assisted Living	Sacramento, CA	—	3,980	10,106	1,488	3,980	11,594	15,574	(1,075)	1990	2019
CTR Partnership, L.P.	Crestwood Health and Rehabilitation Center	Wills Point, TX	—	143	6,075	—	143	6,075	6,218	(368)	1980	2020
Northshore Healthcare Holdings LLC	San Juan Capistrano Senior Living	San Juan Capistrano, CA	—	11,176	25,298	—	11,176	25,298	36,474	(1,205)	1999	2021
Northshore Healthcare Holdings LLC	Camarillo Senior Living	Camarillo, CA	—	7,516	30,552	—	7,516	30,552	38,068	(1,441)	2000	2021
Northshore Healthcare Holdings LLC	Bayshire Carlsbad	Carlsbad, CA	—	7,398	19,714	—	7,398	19,714	27,112	(944)	1999	2021
Northshore Healthcare Holdings LLC	Bayshire Rancho Mirage	Rancho Mirage, CA	—	4,024	16,790	—	4,024	16,790	20,814	(820)	2000	2021
CTR Partnership, L.P.	Imboden Creek Living Center	Decatur, IL	—	131	12,499	81	131	12,580	12,711	(289)	2003	2022
			—	55,670	281,386	10,524	55,670	291,910	347,580	(40,159)
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	(1,533)	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	(3,888)	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	(508)	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	(1,022)	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	(1,860)	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	(1,059)	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	(3,022)	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	(1,142)	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	52	367	1,685	2,052	(625)	1993	2012

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	(1,500)	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	(1,560)	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	(576)	1995	2013
Sky Holdings AZ LLC	Desert Sky Assisted Living	Glendale, AZ	—	61	304	372	61	676	738	(520)	2004	2002
Lemon River Holdings LLC	The Grove Assisted Living	Riverside, CA	—	342	802	3,360	342	4,162	4,504	(3,156)	2012	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	258	411	2,570	2,981	(1,778)	1994	2011
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	76	430	6,790	7,220	(1,352)	2011	2014
CTR Partnership, L.P.	Lamplight Inn of West Allis	West Allis, WI	—	97	6,102	106	77	4,181	4,258	—	2013	2016
CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	1,006	1,489	4,537	6,026	(712)	1980	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	—	301	5,663	5,964	—	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	125	3,402	3,527	—	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	—	522	5,329	5,851	—	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	459	207	3,862	4,069	—	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	—	426	7,751	8,177	—	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	261	4,066	4,327	—	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	(578)	1984	2016
CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	39	241	6,026	6,267	—	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	—	190	5,033	5,223	—	2016	2017
CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	(775)	2016	2017
CTR Partnership, L.P.	Vista Del Lago	Escondido, CA	—	4,362	7,997	—	4,362	7,997	12,359	(698)	2015	2019
CTR Partnership, L.P.	Inn at Barton Creek	Bountiful, UT	—	2,480	4,804	15	2,480	4,819	7,299	(380)	1999	2020
CTR Partnership, L.P.	Bridgeton Essentia Neighborhood	Bridgeton, NJ	—	245	5,795	—	190	4,510	4,700	(33)	2021	2021
CTR Partnership, L.P.	Rio Grande Essentia Neighborhood	Rio Grande, NJ	—	224	5,652	—	224	5,652	5,876	(169)	2021	2021
			—	27,224	155,677	10,345	26,492	139,044	165,537	(29,108)
			—	$241,304	$1,392,128	$118,249	$238,738	$1,483,133	$1,721,871	$(315,914)
(1) The aggregate cost of real estate for federal income tax purposes was $1.7 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

	Year Ended December 31,
Real estate:	2022	2021	2020
Balance at the beginning of the period	$1,873,806	$1,683,205	$1,605,081
Acquisitions	21,252	190,133	84,630
Improvements	5,896	4,521	7,223
Impairment	(29,803)	—	—
Sales and/or transfers to assets held for sale, net	(149,280)	(4,053)	(13,729)
Balance at the end of the period	$1,721,871	$1,873,806	$1,683,205
Accumulated depreciation:
Balance at the beginning of the period	$(304,785)	$(259,803)	$(220,359)
Depreciation expense	(42,131)	(45,498)	(41,914)
Impairment	10,232	—	—
Sales and/or transfers to assets held for sale, net	20,770	516	2,470
Balance at the end of the period	$(315,914)	$(304,785)	$(259,803)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2022
(dollars in thousands)

Description	Contractual Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens		Principal Balance	Book Value (1)	Carrying Amount of Loans Subject to Delinquent Principal or Interest

Mortgage Secured Loans:
West Virginia (18 SNF facilities)	8.4%		2027	(3)	$482,000	(4)	$75,000	$72,543	N/A
California (5 SNF facilities)	10.2%	(2)	2025	(3)	53,400	(5)	22,250	21,345	N/A
Georgia (4 SNF facilities)	9.0%	(2)	2025	(3)	72,700	(5)	24,900	23,796	N/A
Mezzanine Loans:
West Virginia (18 SNF facilities)	11.0%		2032	(3)	557,000	(4)	25,000	24,012	N/A
Virginia (9 SNF facilities)	12.0%		2025	(3)	114,309	(6)	15,000	14,672	N/A
					$1,279,409		$162,150	$156,368

(1)    The aggregate cost for federal income tax purposes was $162.2 million as of December 31, 2022.
(2)    Interest rates are variable and represent the rate in effect as of December 31, 2022.
(3)    Interest is due monthly, and principal is due at the maturity date.
(4)    The secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche, with the “C” tranche being the most subordinate. The Company’s loan constituted the entirety of the “C” tranche. The Company also extended a mezzanine loan to the borrower group. Accordingly, the amounts of the prior liens at December 31, 2022 are estimated.
(5)    The secured term loan was structured with an “A” and a “B” tranche, with the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders. The Company’s loan constituted the entirety of the “B” tranche. Accordingly, the amounts of the prior liens at December 31, 2022 are estimated.
(6)    The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2022 are estimated.

Changes in mortgage secured and mezzanine loans are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Balance at beginning of period	$15,155	$15,000	$29,500
Additions during period:
New mortgage and mezzanine loans	147,150	—	61,258
Interest income added to principal	1,165	155	—
Deductions during period:
Paydowns/Repayments	—	—	(75,758)
Unrealized loss	(7,102)
Balance at end of period	$156,368	$15,155	$15,000