Form 10-Q
period 2023-03-31
CareTrust REIT, Inc.
filed 2023-05-10
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 9, 2023, there were 99,475,012 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets:
Real estate investments, net	$1,400,813	$1,421,410
Other real estate related investments, at fair value (including accrued interest of $1,170 as of March 31, 2023 and $1,320 as of December 31, 2022)	140,764	156,368
Assets held for sale, net	17,479	12,291
Cash and cash equivalents	28,070	13,178
Accounts and other receivables	441	416
Prepaid expenses and other assets, net	29,518	11,690
Deferred financing costs, net	5,115	5,428
Total assets	$1,622,200	$1,620,781
Liabilities and Equity:
Senior unsecured notes payable, net	$395,372	$395,150
Senior unsecured term loan, net	199,401	199,348
Unsecured revolving credit facility	135,000	125,000
Accounts payable, accrued liabilities and deferred rent liabilities	24,165	24,360
Dividends payable	27,943	27,550
Total liabilities	781,881	771,408
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 99,098,090 and 99,010,112 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	991	990
Additional paid-in capital	1,244,793	1,245,337
Cumulative distributions in excess of earnings	(405,465)	(396,954)
Total equity	840,319	849,373
Total liabilities and equity	$1,622,200	$1,620,781

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$46,163	$46,007
Interest and other income	4,443	469
Total revenues	50,606	46,476
Expenses:
Depreciation and amortization	12,238	13,575
Interest expense	9,827	5,742
Property taxes	880	1,420
Impairment of real estate investments	1,886	59,683
Provision for loan losses, net	—	3,844
Property operating expenses	963	447
General and administrative	5,061	5,215
Total expenses	30,855	89,926
Other (loss) income:
(Loss) gain on sale of real estate, net	(70)	186
Unrealized losses on other real estate related investments, net	(454)	—
Total other (loss) income	(524)	186
Net income (loss)	$19,227	$(43,264)
Earnings (loss) per common share:
Basic	$0.19	$(0.45)
Diluted	$0.19	$(0.45)
Weighted-average number of common shares:
Basic	99,063	96,410
Diluted	99,087	96,410

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2023	99,010,112	$990	$1,245,337	$(396,954)	$849,373
Vesting of restricted common stock, net of shares withheld for employee taxes	87,978	1	(1,480)	—	(1,479)
Amortization of stock-based compensation	—	—	936	—	936
Common dividends ($0.28 per share)	—	—	—	(27,738)	(27,738)
Net income	—	—	—	19,227	19,227
Balance at March 31, 2023	99,098,090	$991	$1,244,793	$(405,465)	$840,319

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$19,227	$(43,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	12,252	13,594
Amortization of deferred financing costs	609	520
Unrealized losses on other real estate related investments, net	454	—
Amortization of stock-based compensation	936	1,521
Straight-line rental income	7	(6)
Adjustment for collectibility of rental income	—	977
Noncash interest income	150	—
Loss (gain) on sale of real estate, net	70	(186)
Impairment of real estate investments	1,886	59,683
Provision for loan losses, net	—	3,844
Change in operating assets and liabilities:
Accounts and other receivables	(33)	337
Prepaid expenses and other assets, net	61	(404)
Accounts payable, accrued liabilities and deferred rent liabilities	(499)	(2,037)
Net cash provided by operating activities	35,120	34,579
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	—	(21,915)
Purchases of equipment, furniture and fixtures and improvements to real estate	(2,019)	(1,918)
Investment in real estate related investments and other loans receivable	—	(2,086)
Principal payments received on real estate related investments and other loans receivable	15,143	888
Escrow deposits for acquisitions and potential acquisitions of real estate	(17,172)	—
Net proceeds from sales of real estate	3,230	959
Net cash used in investing activities	(818)	(24,072)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	(501)	—
Borrowings under unsecured revolving credit facility	10,000	25,000
Payments of deferred financing costs	(21)	—
Net-settle adjustment on restricted stock	(1,479)	(2,772)
Dividends paid on common stock	(27,409)	(26,044)
Net cash used in financing activities	(19,410)	(3,816)
Net increase in cash and cash equivalents	14,892	6,691
Cash and cash equivalents as of the beginning of period	13,178	19,895
Cash and cash equivalents as of the end of period	$28,070	$26,586
Supplemental disclosures of cash flow information:
Interest paid	$6,671	$1,355
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$393	$615
Right-of-use asset obtained in exchange for new operating lease obligation	$369	$—
Transfer of pre-acquisition costs to acquired assets	$—	$7

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2023, the Company owned and leased to independent operators, 215 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 22,727 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of March 31, 2023, the Company also had other real estate related investments consisting of three real estate secured loans receivable and one mezzanine loan receivable with a carrying value of $140.8 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. All intercompany transactions and account balances within the Company have been eliminated.

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties held for use at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Land	$235,013	$238,738
Buildings and improvements	1,477,939	1,483,133
Integral equipment, furniture and fixtures	96,895	97,199
Identified intangible assets	2,833	2,832
Real estate investments	1,812,680	1,821,902
Accumulated depreciation and amortization	(411,867)	(400,492)
Real estate investments, net	$1,400,813	$1,421,410
As of March 31, 2023, 213 of the Company’s 215 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. During the year ended December 31, 2022, the Company entered into triple-net lease agreements for two of the Company’s 213 facilities which are being repurposed to behavioral health facilities with rent commencing 12 to 18 months following lease commencement. Two of the Company’s 215 facilities are non-operational and are leased under a short term lease with an expected remaining term of less than one year as of March 31, 2023. As of March 31, 2023, 6 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2023, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements and assets held for sale, was as follows (dollars in thousands):

Year	Amount
2023 (nine months)	$137,942
2024	184,484
2025	184,644
2026	184,750
2027	181,742
2028	179,626
Thereafter	778,259
Total	$1,831,447
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type(1)	Properties	Lease Expiration	Option Period Open Date(2)		Option Type(3)	Current Cash Rent(4)
SNF	1	March 2029	4/1/2022	(6)	A / B(7)	805
SNF / Campus	2	October 2032	1/1/2023	(5)	A	1,097
SNF	4	November 2034	12/1/2024	(6)	A	3,891
(1) Excludes a purchase option on an 11 building SNF portfolio representing $5.1 million of current cash rent. Tenant is currently not eligible to elect the option.
(2) The Company has not received notice of exercise for the option periods that are currently open.
(3) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(4) Based on annualized cash revenue for contracts in place as of March 31, 2023.
(5) Option window is open for six months from the option period open date.
(6) Option window is open until the expiration of the lease term.
(7) Purchase option reflects two option types.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended March 31,
Rental Income	2023	2022
Contractual rent due(1)	$46,170	$46,978
Straight-line rent	(7)	6
Adjustment for collectibility(2)	—	(977)
Total	$46,163	$46,007
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended March 31, 2023 and 2022 were $0.7 million and $0.6 million, respectively.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Lease Amendments
Amended Premier Lease. Effective January 1, 2023, the Company amended its master lease with affiliates of Premier Senior Living, LLC (“Premier”). In connection with the lease amendment, the Company reduced the annual cash rent by $1.7 million, to approximately $2.6 million. The Premier lease has a remaining term of approximately 8 years with two five-year renewal options and CPI-based rent escalators.
Noble VA Lease Termination and New Pennant Lease. Effective March 16, 2023, two ALFs in Wisconsin were removed from a master lease with affiliates of Noble VA Holdings (“Noble”) and the Company terminated the applicable Noble master lease. Annual cash rent under the applicable Noble master lease prior to lease termination was approximately $2.3 million. In connection with the lease termination, the Company entered into a new lease with The Pennant Group, Inc. (“Pennant”) with respect to the two ALFs. The applicable Pennant lease has an initial term of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the new lease is approximately $0.8 million and the master lease provides Pennant with three months deferred rent to be repaid before the expiration or termination of the lease.
Amended Hillstone Lease. On March 24, 2023, the Company amended its master lease with affiliates of Hillstone Healthcare, Inc. (“Hillstone”). In connection with the lease amendment, the Company agreed to defer rent of approximately $0.7 million for 12 months from December 2022 through November 2023 to be repaid as a percentage of adjusted gross revenues of one underlying facility, as defined in the amended lease, beginning January 1, 2025, until deferred rent has been paid in full. The amended Hillstone lease has a remaining term of approximately 7 years with two five-year renewal options and 2% fixed rent escalators.
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
During the three months ended March 31, 2023, the Company recognized an impairment charge of $1.9 million related to 4 of the 6 facilities that were classified as held for sale at March 31, 2023, which is reported in impairment of real estate investments in the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recognized an impairment charge of $59.7 million related to 20 properties held for sale.
The fair value of the assets held for sale was based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $20,000 to $85,000, with a weighted average price per unit of $32,000.
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of facilities	1	1
Net sales proceeds	$3,230	$959
Net carrying value	3,300	773
Net (loss) gain on sale	$(70)	$186

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	10,374	2
Assets sold	(3,300)	(1)
Impairment of real estate held for sale	(1,886)	—
March 31, 2023	$17,479	6

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of March 31, 2023 and December 31, 2022, the Company’s other real estate related investments, at fair value, consisted of the following (dollar amounts in thousands):

					As of March 31, 2023
Investment	Facility Count and Type	Principal Balance as of March 31, 2023	Book Value as of March 31, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate		Maturity Date
Senior mortgage secured loan receivable	18 SNF/Campus	$75,000	$72,543	$72,543	8.4%	(1)	6/30/2027
Mortgage secured loan receivable	5 SNF	22,250	21,350	21,345	10.5%	(2)	8/1/2025
Mortgage secured loan receivable	4 SNF	24,900	23,796	23,796	9.0%	(2)	9/8/2025
Mezzanine loan receivable(3)	9 SNF	—	—	14,672	—		—
Mezzanine loan receivable	18 SNF/Campus	25,000	23,075	24,012	11.0%		6/30/2032
		$147,150	$140,764	$156,368
(1) Rate is net of subservicing fee.
(2) Term secured overnight financing rate (“SOFR”) used as of March 31, 2023 was 4.80%. Rates are net of subservicing fees.
(3) Mezzanine loan was prepaid during the three months ended March 31, 2023.
The following table summarizes the Company’s other real estate related investments activity for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Accrued interest, net	$(150)	$—
Unrealized losses on other real estate related investments, net	(454)	—
Repayments of other real estate related investments	(15,000)	—
Net decrease in other real estate related investments, at fair value	$(15,604)	$—

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2023 and December 31, 2022, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of March 31, 2023
Investment	Principal Balance as of March 31, 2023	Book Value as of March 31, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$9,453	$9,456	$9,600	8.5%	9/1/2023 - 9/30/2025
Expected credit loss	—	(2,094)	(2,094)
Total	$9,453	$7,362	$7,506
The following table summarizes the Company’s other loans receivable activity for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Origination of loans receivable	$—	$2,500
Principal payments	(143)	(888)
Accrued interest, net	(1)	—
Provision for loan losses, net	—	(3,844)
Net decrease in other loans receivable	$(144)	$(2,232)
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, net of a loan loss recovery of $0.8 million related to a loan previously written-off. During the three months ended March 31, 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
Investment	2023	2022
Mortgage secured loans receivable	$2,704	$—
Mezzanine loans receivable	1,583	450
Other	156	19
Total	$4,443	$469
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$117,689	$117,689
Mezzanine loans receivable	—	—	23,075	23,075
Total	$—	$—	$140,764	$140,764

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Assets:
Mortgage secured loans receivable	$—	$—	$117,684	$117,684
Mezzanine loans receivable	—	—	38,684	38,684
Total	$—	$—	$156,368	$156,368

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2022	$117,684	$38,684
Accrued interest, net	5	(155)
Unrealized losses on other real estate related investments, net	—	(454)
Repayments	—	(15,000)
Balance as of March 31, 2023	$117,689	$23,075
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended March 31, 2023, the Company recorded an unrealized loss of $1.0 million related to one mezzanine loan receivable due to rising interest rates, partially offset by a reversal of a previously recognized unrealized loss of $0.5 million related to the repayment of one mezzanine loan receivable. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of March 31, 2023 and December 31, 2022, the Company did not have any loans that were 90 days or more past due.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of March 31, 2023:

Type	Book Value as of March 31, 2023	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$117,689	Discounted cash flow	Discount Rate	10% - 13%
Mezzanine loans receivable	23,075	Discounted cash flow	Discount Rate	12% - 13%
For the three months ended March 31, 2023, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of March 31, 2023 and December 31, 2022 using Level 2 inputs is as follows (dollars in thousands):

		March 31, 2023			December 31, 2022
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$395,372	$346,868	$400,000	$395,150	$345,036

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

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023			December 31, 2022
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$400,000	$(4,628)	$395,372	$400,000	$(4,850)	$395,150
Senior unsecured term loan	200,000	(599)	199,401	200,000	(652)	199,348
Unsecured revolving credit facility	135,000	—	135,000	125,000	—	125,000
	$735,000	$(5,227)	$729,773	$725,000	$(5,502)	$719,498

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of March 31, 2023, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2023, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and $135.0 million outstanding under the Revolving Facility.
The Revolving Facility has a maturity date of February 9, 2027, and includes, at the sole discretion of the Operating Partnership, two six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of March 31, 2023, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.

8. EQUITY
Common Stock
At-The-Market Offering—On February 24, 2023, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). In addition to the issuance and sale of shares of our common stock, the Company may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three months ended March 31, 2023 and 2022.
As of March 31, 2023, the Company had $500.0 million available for future issuances under the ATM Program.
Share Repurchase Program—On March 20, 2020, the Company’s board of directors authorized a share repurchase program for up to $150.0 million of outstanding shares of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program were authorized through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program were also allowed to be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company did not repurchase any shares of common stock under the Repurchase Program, which expired on March 31, 2023.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the three months ended March 31, 2023 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2023
Dividends declared per share	$0.28
Dividends payment date	April 14, 2023
Dividends payable as of record date(1)	$27,846
Dividends record date	March 31, 2023
(1)    Dividends payable includes dividends on performance stock awards that will be paid if and when the shares subject to such awards vest.

9. STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Plan”). The Plan provides for the granting of stock-based compensation, including stock options, restricted stock, performance awards, restricted stock units, relative total stockholder return based stock awards and other incentive awards to officers, employees and directors in connection with their employment with or services provided to the Company. Under the Plan, 5,000,000 shares have been authorized for awards.
Under the Plan, restricted stock awards (“RSAs”) vest in equal annual installments over a three year period for the RSAs granted in 2022 and 2021 and a four year period for the RSAs granted in 2020. RSAs granted to non-employee members of the board of directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSA”) granted are subject to both time and performance based conditions and vest over a one-to-three year period for PSAs granted in 2021 and over a one-to-four year period for PSAs granted in 2020. The amount of such PSAs that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return units (“TSR Units”) granted in 2022 and 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs, PSAs, and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award and performance award activity for the three months ended March 31, 2023:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2022	573,609	$20.63
Vested	(159,775)	21.59
Forfeited	(60,545)	21.20
Unvested balance at March 31, 2023	353,289	$20.10
As of March 31, 2023, the weighted-average remaining vesting period of such awards was 1.9 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$936	$1,521
For the three months ended March 31, 2023, approximately $0.9 million of previously recognized stock-based compensation expense was reversed due to forfeitures of stock awards.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2023, there was $8.5 million of unamortized stock-based compensation expense related to the unvested RSAs, PSAs and TSR Awards.
10. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share (“EPS”) for the Company’s common stock for the three months ended March 31, 2023 and 2022, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$19,227	$(43,264)
Less: Net income allocated to participating securities	(89)	(117)
Numerator for basic and diluted earnings available to common stockholders	$19,138	$(43,381)
Denominator:
Weighted-average basic common shares outstanding	99,063	96,410
Dilutive performance stock awards	24	—
Weighted-average diluted common shares outstanding	99,087	96,410

Earnings (loss) per common share, basic	$0.19	$(0.45)
Earnings (loss) per common share, diluted	$0.19	$(0.45)
Antidilutive unvested restricted stock awards, total shareholder units and performance awards excluded from the computation	318	534
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of The Ensign Group, Inc., under multiple long-term leases, and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of March 31, 2023, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $14.8 million, of which $1.6 million is subject to rent increase at the time of funding.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major operator concentration - The Company has operators from which it derived 10% or more of its rental revenue for the three months ended March 31, 2023 and 2022. The following table sets forth information regarding the Company’s major operators as of March 31, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
March 31, 2023
Ensign(2)	83	8	7	8,741	997	661	36%
Priority Management Group	13	2	—	1,742	402	—	17%

March 31, 2022
Ensign(2)	83	8	5	8,756	997	495	34%
Priority Management Group	13	2	—	1,742	402	—	16%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the three months ended March 31, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
March 31, 2023
CA	27	8	5	3,048	1,359	437	28%
TX	38	3	3	4,849	536	242	23%

March 31, 2022
CA	27	8	5	3,048	1359	449	26%
TX	38	3	3	4,829	536	242	22%
(1)    Represents the Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Recent Acquisitions, New and Amended Lease Agreements
On April 1, 2023, the Company acquired two SNFs in Texas and Kansas for approximately $17.2 million, which includes estimated capitalized acquisition costs and capital expenditure commitments. In connection with the acquisition of the facility in Texas, the Company amended an existing master lease with affiliates of Momentum Skilled Services (“Momentum”) and extended the initial term of the lease. The Momentum lease, as amended, has a remaining initial term of approximately 15 years, with two five-year renewal options and CPI based rent escalators. Annual cash rent under the amended lease increased by approximately $1.0 million. In connection with the acquisition of the facility in Kansas, the Company entered into a new master lease with an affiliate of Summit Healthcare Management. The new master lease has an initial term of approximately 15 years, with two five-year renewal options and CPI based rent escalators. Annual cash rent under the new lease is approximately $0.7 million and the master lease provides for one month rent abatement. The acquisition was funded using cash on hand.
On May 1, 2023, the Company acquired two ALFs in Illinois for approximately $18.2 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the two facilities, the Company entered into a new

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

master lease with affiliates of Chapters Living, LLC. The new master lease has an initial term of approximately 15 years, with two five-year renewal options and CPI based rent escalators. Annual cash rent under the new lease is approximately $1.7 million and the master lease provides for rent abatement of the first three months. The acquisition was funded using proceeds from the Company’s unsecured revolving credit facility.
On May 1, 2023, the Company acquired one SNF in Georgia for approximately $12.1 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the facility, the Company entered into a new master lease with an affiliate of Elevation Group, LLC. The new master lease has an initial term of approximately 15 years, with two five-year renewal options and CPI based rent escalators. Annual cash rent under the new lease is approximately $1.1 million. The acquisition was funded using proceeds from the Company’s unsecured revolving credit facility.
Recent Asset Sales
On May 1, 2023, the Company closed on the sale of one ALF consisting of 30 beds located in Texas with a carrying value of $2.6 million, which approximated the net sales proceeds received. The facility was classified as held for sale as of March 31, 2023.
At-The-Market Offering of Common Stock
In April 2023, the Company executed a 12-month forward equity sale under the ATM Program with a financial institution acting as a forward purchaser to sell 1,757,500 shares of common stock at a weighted average sales price of $19.91 per share before commissions and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward sellers. The Company currently expects to fully physically settle the forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, at the Company’s discretion, prior to the final settlement date in the second quarter of 2024, at which time the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale multiplied by the relevant forward price per share. The weighted average forward sale price that the Company expects to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. The Company has not settled any portion of this forward equity sale as of the date the condensed consolidated financial statements are issued.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the impact of possible additional surges of COVID-19 infections or the risk of other pandemics, epidemics or infectious disease outbreaks, measures taken to prevent the spread of such outbreaks and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the ability to retain our key management personnel; (xi) the ability to maintain our status as a real estate investment trust (“REIT”); (xii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiv) any additional factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of March 31, 2023, we owned and leased to independent operators, 215 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 22,727 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of March 31, 2023, we also had other real estate related investments consisting of three real estate secured loans receivable and one mezzanine loan receivable with an aggregate carrying value of $140.8 million.
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

Recent Developments

COVID-19 Update
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they are taking to prevent or mitigate the outbreak or spread of COVID-19 at their facilities. Our tenants are also experiencing labor shortages resulting in limited admissions, reduced occupancy and higher agency expense. While our tenants have experienced some recent increases in occupancy, occupancy rates are still below pre-pandemic levels. The current limited availability or unavailability of grants and other funds being made available to our seniors housing facilities for healthcare related expenses or lost revenues attributable to COVID-19, as well as the tapering of grants and other funds for our SNFs, has also impacted some of our tenants’ ability to continue to meet some of their financial obligations, as they continue to experience lower occupancy levels and higher operating costs. In some cases, we may have to restructure tenants’ long-term obligations and may not be able to do so on terms that are as favorable to us as those currently in place.
At a portfolio wide level, occupancy levels at our seniors housing facilities remained relatively stable from the onset of the COVID-19 pandemic until the beginning of the fourth quarter of 2020, at which time we began to see a decline. This decline in occupancy continued through the fourth quarter of 2021; however, seniors housing facilities occupancy began to increase in the beginning of the first quarter of 2022 and continued to increase through the three months ended March 31, 2023. Occupancy levels at our SNFs, which declined at the onset of the COVID-19 pandemic and continued to decline through January 2021, have been on a steady incline through the first quarter of 2023. Beginning in early 2020, the federal government temporarily suspended the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. Providers can now “skill in place,” eliminating the risk of transferring the patient to the hospital. Because of this temporary rule change, overall skilled mix remained slightly elevated in the three months ended March 31, 2023 compared to the pre-pandemic skilled mix during the three months ended March 31, 2020. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from a decline in occupancy. However, the skilled mix in our SNFs during the three months ended March 31, 2023 was lower than the peak level seen in December 2020, and we anticipate that skilled mix in our SNFs will continue to decline as cases of COVID-19 decline and temporary suspensions are retired.
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

As a result of the foregoing impacts of the COVID-19 pandemic and actions taken in response, our tenants’ ability to continue to meet some of their financial obligations to us has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended March 31, 2023, we collected 96.3% of contractual rents due from our operators excluding cash deposits. In April 2023, we collected 97.5% of contractual rents due from our operators excluding cash deposits.
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
For more information regarding the potential impact of COVID-19 and macroeconomic conditions on our business, see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
In connection with our ongoing review and monitoring of our investment portfolio and the performance of our tenants, during the first quarter of 2022, we determined to pursue the sale of 27 properties and the repurposing of three properties, representing an aggregate of approximately 10% of contractual cash rent as of March 31, 2022. As of March 31, 2023, five of the original 27 properties remain held for sale. During the three months ended March 31, 2023, we determined one SNF met the criteria to be classified as held for sale.
During the three months ended March 31, 2023, we recognized an impairment charge of $1.9 million related to four of the six facilities that were classified as held for sale at March 31, 2023, which is reported in impairment of real estate investments in the condensed consolidated statements of operations. The impairment charge was recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell.
As of the date of this report, we are considering the sale of a SNF portfolio consisting of 11 properties. If the likelihood of proceeding with a plan to sell the SNF portfolio significantly increases or certain held for sale criteria are met with respect to the portfolio, we expect we would recognize a material impairment to reduce the portfolio to its estimated fair value in the period in which the circumstances change regarding our potential plans to sell. As of March 31, 2023, the portfolio was considered recoverable using a weighted average probability of expected undiscounted cash flows based on management’s consideration of various scenarios as of March 31, 2023.
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of facilities	1	1
Net sales proceeds	$3,230	$959
Net carrying value	3,300	773
Net (loss) gain on sale	$(70)	$186

The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	10,374	2
Assets sold	(3,300)	(1)
Impairment of real estate held for sale	(1,886)	—
March 31, 2023	$17,479	6

Recent Investments
From January 1, 2023 through May 10, 2023, we acquired three SNFs and two ALFs for approximately $47.5 million, which includes estimated capitalized acquisition costs and capital expenditure commitments. These acquisitions are expected to generate initial annual cash revenues of approximately $4.5 million and an initial blended yield of approximately 9.6% before the impact of any rent abatement.

At-The-Market Offering of Common Stock
On February 24, 2023, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three months ended March 31, 2023 and 2022.
As of March 31, 2023, we had $500.0 million available for future issuances under the ATM Program.
In April 2023, we executed a 12-month forward equity sale under the ATM Program with a financial institution acting as a forward purchaser to sell 1,757,500 shares of common stock at a weighted average sales price of $19.91 per share before commissions and offering expenses. We did not receive any proceeds from the sale of our shares of common stock by the forward sellers. We currently expect to fully physically settle the forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, at our discretion, prior to the final settlement date in the second quarter of 2024, at which time we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward equity sale multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. We have not settled any portion of this forward equity sale as of the date of this report.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	March 31, 2023	December 31, 2022
	(dollars in thousands)
Revenues:
Rental income	$46,163	$47,675	$(1,512)	(3)%
Interest and other income	4,443	4,135	308	7%
Expenses:
Depreciation and amortization	12,238	11,926	312	3%
Interest expense	9,827	9,608	219	2%
Property taxes	880	968	(88)	(9)%
Impairment of real estate investments	1,886	5,356	(3,470)	(65)%
Property operating expenses	963	695	268	39%
General and administrative	5,061	4,813	248	5%
Other loss:
Loss on sale of real estate	(70)	(1,668)	1,598	*
Unrealized losses on other real estate related investments, net	(454)	(2,396)	1,942	*
•Not meaningful
Rental income. Rental income decreased by $1.5 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2023	December 31, 2022
Contractual cash rent(1)	$45,461	$47,363	$(1,902)
Tenant reimbursements	709	749	(40)
Total contractual rent	46,170	48,112	(1,942)
Straight-line rent	(7)	3	(10)
Adjustment for collectibility (2)	—	(440)	440
Total change in rental income	$46,163	$47,675	$(1,512)
(1) Includes initial contractual cash rent, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Contractual cash rent decreased by $1.9 million due to a $2.2 million decrease in rental income related to lower cash collections from tenants on a cash basis method of accounting, partially offset by an increase of $0.3 million from increases in rental rates for our existing tenants.
(2) During the three months ended December 31, 2022, the Company wrote off $0.4 million of uncollectible rent.
Interest and other income. The $0.3 million, or 7%, increase in interest and other income was primarily due to a prepayment penalty of $0.5 million related to the prepayment of one mezzanine loan receivable during the three months ended March 31, 2023, partially offset by a decrease of $0.1 million due to repayments of other loans and a decrease of $0.1 million due to fewer number of days during the three months ended March 31, 2023 compared to the three months ended December 31, 2022.
Depreciation and amortization. The $0.3 million, or 3%, increase in depreciation and amortization was primarily due to an increase of $0.3 million due to reclassifying assets out of held for sale during the three months ended December 31, 2022 and an increase of $0.1 million due to capital improvements made after October 1, 2022, partially offset by a decrease of $0.1 million due to assets becoming fully depreciated after October 1, 2022.

Interest expense. Interest expense increased by $0.2 million as detailed below:

Change in interest expense for the three months ended March 31, 2023 compared to the three months ended December 31, 2022
(in thousands)
Decrease in outstanding borrowing amount for the Revolving Facility, net	$(598)
Increase in interest rates for the Term Loan (as defined below)	385
Increase in interest rates for the Revolving Facility (as defined below)	366
Other changes in interest expense	66
Net change in interest expense	$219
Property taxes. The $0.1 million, or 9%, decrease in property taxes was primarily due to the sale of properties in December 2022.
Impairment of real estate investments. During the three months ended March 31, 2023, we recognized an impairment charge of $1.9 million related to four properties classified as held for sale during the quarter. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended December 31, 2022, we recognized an aggregate impairment charge of $5.4 million related to three properties that met the held for sale criteria during the quarter and one property held for investment.
Property operating expenses. During the three months ended March 31, 2023 and December 31, 2022, we recognized $1.0 million and $0.7 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, or have sold.
General and administrative expense. General and administrative expense increased by $0.2 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2023	December 31, 2022
Cash compensation	$1,550	$1,339	$211
Share-based compensation	936	1,463	(527)
Incentive compensation	1,550	600	950
Professional services	474	598	(124)
Taxes and insurance	204	205	(1)
Other expenses	347	608	(261)
Total change in general and administrative expense	$5,061	$4,813	$248
Loss on sale of real estate. During the three months ended March 31, 2023, we recorded a $0.1 million loss on sale of real estate related to the sale of one ALF. During the three months ended December 31, 2022, we recorded a $1.7 million loss on sale of real estate related to the sale of five ALFs.
Unrealized losses on other real estate related investments, net. During the three months ended March 31, 2023, we recorded a $1.0 million unrealized loss on one mezzanine loan receivable, partially offset by a $0.5 million reversal of a previously recognized unrealized loss related to the prepayment of one mezzanine loan receivable. During the three months ended December 31, 2022, we recorded a $2.4 million unrealized loss on two mortgage secured loans receivable. The unrealized losses are due to rising interest rates.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Revenues:
Rental income	$46,163	$46,007	$156	—%
Interest and other income	4,443	469	3,974	*
Expenses:
Depreciation and amortization	12,238	13,575	(1,337)	(10)%
Interest expense	9,827	5,742	4,085	71%
Property taxes	880	1,420	(540)	(38)%
Impairment of real estate investments	1,886	59,683	(57,797)	(97)%
Provision for loan losses, net	—	3,844	(3,844)	*
Property operating expenses	963	447	516	115%
General and administrative	5,061	5,215	(154)	(3)%
Other loss:
(Loss) gain on sale of real estate	(70)	186	(256)	(138)%
Unrealized losses on other real estate related investments, net	(454)	—	(454)	*
•Not meaningful
Rental income. Rental income increased by $0.2 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2023	March 31, 2022
Contractual cash rent(1)	$45,461	$46,342	$(881)
Tenant reimbursements	709	636	73
Total contractual rent	46,170	46,978	(808)
Straight-line rent	(7)	6	(13)
Adjustment for collectibility (2)	—	(977)	977
Total change in rental income	$46,163	$46,007	$156
(1) Includes initial contractual cash rent, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Contractual cash rent decreased by $0.9 million due to a $1.8 million decrease in rental income related to lower cash collections from tenants on a cash basis method of accounting and a $0.6 million decrease due to dispositions, partially offset by an increase of $1.3 million from increases in rental rates for our existing tenants and an increase of $0.3 million from real estate investments made after January 1, 2022.
(2) During the three months ended March 31, 2022, the Company wrote off $1.0 million of uncollectible rent.
Interest and other income. The $4.0 million increase in interest and other income was primarily due to an increase of $3.5 million due to the origination of loans receivable in June, August and September 2022 and a prepayment penalty of $0.5 million during the three months ended March 31, 2023.
Depreciation and amortization. The $1.3 million, or 10%, decrease in depreciation and amortization was primarily due to a decrease of $1.0 million due to assets becoming fully depreciated after January 1, 2022 and a decrease of $0.7 million due to classifying assets as held for sale during the three months ended March 31, 2022, partially offset by an increase of $0.3 million related to new real estate investments and capital improvements made after January 1, 2022 and a $0.1 million increase due to reclassifying assets out of held for sale during the three months ended December 31, 2022.

Interest expense. Interest expense increased by $4.1 million as detailed below:

Change in interest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
(in thousands)
Increase in interest rates for the Term Loan	$2,284
Increase in interest rates for the Revolving Facility	1,129
Increase in outstanding borrowing amount for the Revolving Facility, net	586
Other changes in interest expense	86
Net change in interest expense	$4,085
Property taxes. The $0.5 million, or 38%, decrease in property taxes was primarily due to a decrease of $0.4 million due to property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale during the three months ended March 31, 2022, and a decrease of $0.2 million due to the sale of properties in September 2022, December 2022 and January 2023, partially offset by an increase of $0.1 million due to reassessments.
Impairment of real estate investments. During the three months ended March 31, 2023, we recognized an impairment charge of $1.9 million related to four properties classified as held for sale during the quarter. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended March 31, 2022, we recognized an aggregate impairment charge of $59.7 million related to 20 properties that all met the held for sale criteria during the quarter.
Provision for loan losses, net. During the three months ended March 31, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No such provision for loan losses was recorded during the three months ended March 31, 2023.
Property operating expenses. During the three months ended March 31, 2023 and March 31, 2022, we recognized $1.0 million and $0.4 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, or have sold.
General and administrative expense. General and administrative expense decreased by $0.2 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2023	March 31, 2022
Cash compensation	$1,550	$1,720	$(170)
Share-based compensation	936	1,521	(585)
Incentive compensation	1,550	1,050	500
Professional services	474	339	135
Taxes and insurance	204	209	(5)
Other expenses	347	376	(29)
Total change in general and administrative expense	$5,061	$5,215	$(154)
(Loss) gain on sale of real estate. During the three months ended March 31, 2023, we recorded a $0.1 million loss on sale of real estate related to the sale of one ALF. During the three months ended March 31, 2022, we recorded a $0.2 million gain on sale of real estate related to the sale of one SNF.
Unrealized losses on other real estate related investments, net. During the three months ended March 31, 2023, we recorded a $1.0 million unrealized loss on one mezzanine loan receivable, partially offset by a $0.5 million reversal of a previously recognized unrealized loss related to the prepayment of one mezzanine loan receivable. No unrealized losses were recognized during the three months ended March 31, 2022.

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
We believe that our expected operating cash flow from rent collections, interest payments on our other real estate related investments, and borrowings under our Second Amended Credit Facility, together with our cash balance of $28.1 million, available borrowing capacity of $465.0 million under the Revolving Facility and availability of $500 million under the ATM Program, each at March 31, 2023, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio as described under “Recent Developments” above, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in February 2026 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On February 24, 2023, we entered into the ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more ATM forward contracts with sales agents for the sale of shares of our common stock under the ATM Program. See “At-The-Market Offering of Common Stock” for information regarding activity under the ATM Program.
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

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$35,120	$34,579
Net cash used in investing activities	(818)	(24,072)
Net cash used in financing activities	(19,410)	(3,816)
Net increase in cash and cash equivalents	14,892	6,691
Cash and cash equivalents as of the beginning of period	13,178	19,895
Cash and cash equivalents as of the end of period	$28,070	$26,586
Net cash provided by operating activities remained stable for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $0.5 million in cash provided by operating activities for the three months ended March 31, 2023 is primarily due to an increase in interest income received on our other real estate related investments, partially offset by an increase in cash paid for interest expense, general and administrative expense and operating expenses related to assets we plan to sell, have sold, or repurpose.
Cash used in investing activities for the three months ended March 31, 2023 was primarily comprised of $17.2 million in escrow deposits for acquisition of real estate and $2.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $15.1 million of principal payments received from our other real estate related investments and other loans receivable and $3.2 million in net proceeds from real estate sales. Cash used in investing activities for the three months ended March 31, 2022 was primarily comprised of $24.0 million in acquisitions of real estate and investments in other loans and $1.9 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $1.0 million in net proceeds from real estate sales and $0.9 million of payments received from other loans receivable.
Our cash flows used in financing activities for the three months ended March 31, 2023 were primarily comprised of $27.4 million in dividends paid, a $1.5 million net settlement adjustment on restricted stock and $0.5 million in costs paid for the issuance of common stock, partially offset by $10.0 million in borrowings under our Revolving Facility (as defined below). Our cash flows used in financing activities for the three months ended March 31, 2022 were primarily comprised of $26.0 million in dividends paid and a $2.8 million net settlement adjustment on restricted stock, partially offset by $25.0 million in borrowings under our Prior Credit Agreement (as defined below).
Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers). As of March 31, 2023, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
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
As of March 31, 2023, we had $200.0 million outstanding under the Term Loan and $135.0 million outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of March 31, 2023, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Capital Expenditures
As of March 31, 2023, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $14.8 million, of which $1.6 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended March 31, 2023.
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

GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 9, 2023, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2023.

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
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of March 31, 2023, we had a $200.0 million Term Loan outstanding and had $135.0 million outstanding under the Revolving Facility.
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
Based on our outstanding debt balance as of March 31, 2023 described above and the interest rates applicable to our outstanding debt at March 31, 2023, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $0.8 million for the three months ended March 31, 2023.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed other than as set forth below.

Bank failures or other events affecting financial institutions could have a material adverse effect on our and our tenants’ liquidity, results of operations, and financial condition.
The failure of a bank, or events involving limited liquidity, defaults, non-performance, or other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may adversely impact us, either directly or through an adverse impact on our tenants, operators, and borrowers. A bank failure or other event affecting financial institutions could lead to disruptions in our or our tenants’, operators’, and borrowers’ access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations. In addition, in the event of a bank failure or liquidity crisis, our or our tenants’, operators’, and borrowers’ deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits may not be backstopped by the U.S. government, and banks or financial institutions with which we or our tenants, operators, and borrowers do business may be unable to obtain needed liquidity from other banks, government institutions, or by acquisition. Any adverse effects to our tenants’, operators’, or borrowers’ liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us, which could have a material adverse effect our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2023, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2023 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
January 1 - January 31, 2023	46,743	$20.65	—	$150,000,000
February 1 - February 28, 2023	25,054	20.51	—	150,000,000
March 1 - March 31, 2023	—	—	—	—
Total	71,797	$20.60	—
On March 20, 2020, our board of directors authorized us to repurchase up to $150.0 million of outstanding shares of our common stock. Repurchases under the Repurchase Program were authorized to be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, in each case subject to market conditions and at such times as shall be permitted by applicable securities laws and determined by management. Repurchases under the Repurchase Program were also allowed to be made pursuant to a plan adopted under Rule 10b5-1 promulgated under the Exchange Act. We did not repurchase any shares of our common stock under the Repurchase Program, which expired on March 31, 2023.

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

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2019, is incorporated herein by reference).

*+10.1	Form of Amendment to Change in Control and Severance Agreement.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
May 10, 2023	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

May 10, 2023	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)