Form 10-Q
period 2023-06-30
CareTrust REIT, Inc.
filed 2023-08-03
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 2, 2023, there were 99,476,284 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets:
Real estate investments, net	$1,528,234	$1,421,410
Other real estate related investments, at fair value (including accrued interest of $1,136 as of June 30, 2023 and $1,320 as of December 31, 2022)	166,822	156,368
Assets held for sale, net	21,554	12,291
Cash and cash equivalents	1,145	13,178
Accounts and other receivables	387	416
Prepaid expenses and other assets, net	14,029	11,690
Deferred financing costs, net	4,781	5,428
Total assets	$1,736,952	$1,620,781
Liabilities and Equity:
Senior unsecured notes payable, net	$395,594	$395,150
Senior unsecured term loan, net	199,454	199,348
Unsecured revolving credit facility	280,000	125,000
Accounts payable, accrued liabilities and deferred rent liabilities	21,039	24,360
Dividends payable	27,843	27,550
Total liabilities	923,930	771,408
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 99,124,082 and 99,010,112 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	991	990
Additional paid-in capital	1,245,717	1,245,337
Cumulative distributions in excess of earnings	(433,686)	(396,954)
Total equity	813,022	849,373
Total liabilities and equity	$1,736,952	$1,620,781

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$47,745	$46,806	$93,908	$92,813
Interest and other income	3,808	747	8,251	1,216
Total revenues	51,553	47,553	102,159	94,029
Expenses:
Depreciation and amortization	12,716	12,559	24,954	26,134
Interest expense	11,040	6,303	20,867	12,045
Property taxes	1,390	1,254	2,270	2,674
Impairment of real estate investments	21,392	1,701	23,278	61,384
Provision for loan losses, net	—	—	—	3,844
Property operating expenses	658	89	1,621	536
General and administrative	4,718	4,978	9,779	10,193
Total expenses	51,914	26,884	82,769	116,810
Other (loss) income:
Gain on sale of real estate, net	2,028	—	1,958	186
Unrealized losses on other real estate related investments, net	(2,151)	—	(2,605)	—
Total other (loss) income	(123)	—	(647)	186
Net (loss) income	$(484)	$20,669	$18,743	$(22,595)
(Loss) earnings per common share:
Basic	$(0.01)	$0.21	$0.19	$(0.24)
Diluted	$(0.01)	$0.21	$0.19	$(0.24)
Weighted-average number of common shares:
Basic	99,117	96,564	99,090	96,487
Diluted	99,117	96,598	99,194	96,487

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Equity
	Shares	Amount
Balance at January 1, 2023	99,010,112	$990	$1,245,337	$(396,954)	$849,373
Vesting of restricted common stock, net of shares withheld for employee taxes	87,978	1	(1,480)	—	(1,479)
Amortization of stock-based compensation	—	—	936	—	936
Common dividends ($0.28 per share)	—	—	—	(27,738)	(27,738)
Net income	—	—	—	19,227	19,227
Balance at March 31, 2023	99,098,090	991	1,244,793	(405,465)	840,319
Vesting of restricted common stock	25,992	—	—	—	—
Amortization of stock-based compensation	—	—	924	—	924
Common dividends ($0.28 per share)	—	—	—	(27,737)	(27,737)
Net loss	—	—	—	(484)	(484)
Balance at June 30, 2023	99,124,082	$991	$1,245,717	$(433,686)	$813,022

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$18,743	$(22,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	24,983	26,167
Amortization of deferred financing costs	1,217	1,040
Unrealized losses on other real estate related investments, net	2,605	—
Amortization of stock-based compensation	1,860	2,915
Straight-line rental income	14	(11)
Adjustment for collectibility of rental income	—	977
Noncash interest income	184	(13)
Gain on sale of real estate, net	(1,958)	(186)
Impairment of real estate investments	23,278	61,384
Provision for loan losses, net	—	3,844
Change in operating assets and liabilities:
Accounts and other receivables	14	578
Prepaid expenses and other assets, net	(330)	(1,724)
Accounts payable, accrued liabilities and deferred rent liabilities	(3,624)	(4,074)
Net cash provided by operating activities	66,986	68,302
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(172,453)	(21,915)
Purchases of equipment, furniture and fixtures and improvements to real estate	(6,380)	(3,628)
Investment in real estate related investments and other loans receivable	(27,262)	(102,086)
Principal payments received on real estate related investments and other loans receivable	15,287	1,026
Escrow deposits for potential acquisitions of real estate	(300)	—
Net proceeds from sales of real estate	14,464	959
Net cash used in investing activities	(176,644)	(125,644)
Cash flows from financing activities:
Proceeds from (costs paid for) the issuance of common stock, net	(629)	—
Borrowings under unsecured revolving credit facility	155,000	125,000
Payments of deferred financing costs	(21)	—
Net-settle adjustment on restricted stock	(1,479)	(4,469)
Dividends paid on common stock	(55,246)	(52,817)
Net cash provided by financing activities	97,625	67,714
Net (decrease) increase in cash and cash equivalents	(12,033)	10,372
Cash and cash equivalents as of the beginning of period	13,178	19,895
Cash and cash equivalents as of the end of period	$1,145	$30,267
Supplemental disclosures of cash flow information:
Interest paid	$21,000	$10,987
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$294	$522
Right-of-use asset obtained in exchange for new operating lease obligation	$369	$—
Transfer of pre-acquisition costs to acquired assets	$—	$7
Sale of real estate settled with notes receivable	$2,000	$—

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2023, the Company owned and leased to independent operators, 224 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,694 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2023, the Company also had other real estate related investments consisting of five real estate secured loans receivable and one mezzanine loan receivable with a carrying value of $166.8 million.

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

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties held for use at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Land	$266,010	$238,738
Buildings and improvements	1,575,661	1,483,133
Integral equipment, furniture and fixtures	97,755	97,199
Identified intangible assets	2,832	2,832
Real estate investments	1,942,258	1,821,902
Accumulated depreciation and amortization	(414,024)	(400,492)
Real estate investments, net	$1,528,234	$1,421,410
As of June 30, 2023, 222 of the Company’s 224 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. Two of the Company’s 224 facilities are non-operational and are leased under a short term lease with an expected remaining term of less than one year as of June 30, 2023. As of June 30, 2023, 15 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2023, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements and assets held for sale, was as follows (dollars in thousands):

Year	Amount
2023 (six months)	$98,155
2024	197,155
2025	198,310
2026	198,853
2027	195,687
2028	193,433
Thereafter	941,966
Total	$2,023,559
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type(1)	Properties		Lease Expiration	Option Period Open Date(2)		Option Type(3)	Current Cash Rent(4)
SNF	1		March 2029	4/1/2022	(5)	A / B(7)	832
SNF / Campus	2	(8)	October 2032	1/1/2024	(6)	A	1,097
SNF	4		November 2034	12/1/2024	(5)	A	3,891
(1) Excludes a purchase option on an 11 building SNF portfolio classified as held for sale as of June 30, 2023 and representing $5.1 million of current cash rent. Tenant is currently not eligible to elect the option.
(2) The Company has not received notice of exercise for the option periods that are currently open.
(3) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(4) Based on annualized cash revenue for contracts in place as of June 30, 2023.
(5) Option window is open until the expiration of the lease term.
(6) Option window is open for six months from the option period open date.
(7) Purchase option reflects two option types.
(8) Includes one property classified as held for sale as of June 30, 2023.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rental Income	2023	2022	2023	2022
Contractual rent due(1)	$47,752	$46,801	$93,922	$93,779
Straight-line rent	(7)	5	(14)	11
Adjustment for collectibility(2)	—	—	—	(977)
Total	$47,745	$46,806	$93,908	$92,813
(1)    Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended June 30, 2023 and 2022 were $1.2 million and $0.7 million, respectively. Tenant operating expense reimbursements for the six months ended June 30, 2023 and 2022 were $1.9 million and $1.3 million, respectively.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the six months ended June 30, 2023 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$107,858	$9,085	7	871
Multi-service campuses	25,276	1,916	1	168
Assisted living	39,319	3,495	4	241
Total	$172,453	$14,496	12	1,280
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months excluding the impact of rent abatement in the first one to three months, if applicable.
(3) The number of beds/units includes operating beds at the acquisition date.
Lease Amendments
Amended Premier Lease. Effective January 1, 2023, the Company amended its master lease with affiliates of Premier Senior Living, LLC (“Premier”). In connection with the lease amendment, the Company reduced the annual cash rent by $1.7 million, to approximately $2.6 million. The Premier lease, as amended, had a remaining term at the date of amendment of approximately 8 years with two five-year renewal options and CPI-based rent escalators.
Noble VA Lease Termination and New Pennant Lease. Effective March 16, 2023, two ALFs in Wisconsin were removed from a master lease with affiliates of Noble VA Holdings (“Noble VA”) and the Company terminated the applicable Noble VA master lease. Annual cash rent under the applicable Noble VA master lease prior to lease termination was approximately $2.3 million. In connection with the lease termination, the Company entered into a new lease with The Pennant Group, Inc. (“Pennant”) with respect to the two ALFs. The applicable Pennant lease had an initial term at the date of the lease of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the new lease was approximately $0.8 million and the master lease provides Pennant with three months deferred rent to be repaid before the expiration or termination of the lease.
Amended Hillstone Lease. On March 24, 2023, the Company amended its master lease with affiliates of Hillstone Healthcare, Inc. (“Hillstone”). In connection with the lease amendment, the Company agreed to defer rent of approximately $0.7 million for 12 months from December 2022 through November 2023 to be repaid as a percentage of adjusted gross revenues of one underlying facility, as defined in the amended lease, beginning January 1, 2025, until deferred rent has been paid in full. The amended Hillstone lease had a remaining term at the date of amendment of approximately 7 years with two five-year renewal options and 2% fixed rent escalators.
Amended Momentum Lease. On April 1, 2023, the Company acquired one SNF. In connection with the acquisition, the Company amended its existing triple-net master lease with affiliates of Momentum Skilled Services (“Momentum”) to include the one SNF and extended the initial lease term. The Momentum master lease, as amended, had a remaining term at the date of amendment of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Annual rent under the amended lease increased by approximately $1.0 million.
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
During the three and six months ended June 30, 2023, the Company recognized an impairment charge on 12 and 15 facilities of $21.4 million and $23.3 million, respectively, which is reported in impairment of real estate investments in the condensed consolidated statements of operations. As of June 30, 2023, there were 15 facilities classified as held for sale, all of which have been marked down to fair value and considered Level 3 measurements within the fair value hierarchy. During the three and six months ended June 30, 2022, the Company recognized an impairment charge on one and 21 facilities of $1.7 million and $61.4 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The fair value of the assets held for sale was based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $18,000 to $35,000, with a weighted average price per unit of $21,000.
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of facilities	3	—	4	1
Net sales proceeds(1)	$13,234	$—	$16,464	$959
Net carrying value	11,206	—	14,506	773
Net gain on sale	$2,028	$—	$1,958	$186
(1) Net sales proceeds includes $2 million of seller financing in connection with the sale of one ALF in June 2023. The $2.0 million mortgage loan is included in other real estate related investments on the Company’s condensed consolidated balance sheets.
The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	47,047	14
Assets sold	(14,506)	(4)
Impairment of real estate held for sale	(23,278)	—
June 30, 2023	$21,554	15

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of June 30, 2023 and December 31, 2022, the Company’s other real estate related investments, at fair value, consisted of the following (dollar amounts in thousands):

					As of June 30, 2023
Investment	Facility Count and Type	Principal Balance as of June 30, 2023	Book Value as of June 30, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate		Maturity Date
Senior mortgage secured loan receivable	18 SNF/Campus	$75,000	$71,488	$72,543	8.4%	(1)	6/30/2027
Mortgage secured loan receivable	5 SNF	22,250	21,208	21,345	10.6%	(2)	8/1/2025
Mortgage secured loan receivable	4 SNF	24,900	23,503	23,796	9.0%	(2)	9/8/2025
Mortgage secured loan receivable(3)	1 ALF	2,000	2,000	—	9.0%		5/31/2024
Mortgage secured loan receivable(4)	2 SNF Campus / ILF	25,993	25,993	—	9.0%		6/29/2033
Mezzanine loan receivable(5)	9 SNF	—	—	14,672	—		—
Mezzanine loan receivable	18 SNF/Campus	25,000	22,630	24,012	11.0%		6/30/2032
		$175,143	$166,822	$156,368
(1) Rate is net of subservicing fee.
(2) Term secured overnight financing rate (“SOFR”) used as of June 30, 2023 was 5.11%. Rates are net of subservicing fees.
(3) In June 2023, the Company closed on the sale of one ALF. In connection with the sale, the Company provided affiliates of the purchaser of the properties with a $2.0 million mortgage loan. The mortgage loan is secured by the ALF. The mortgage loan has a one-year extension option and may be prepaid in whole before the maturity date.
(4) In June 2023, the Company extended a $26.0 million mortgage loan to a skilled nursing real estate owner. The mortgage loan is secured by one SNF campus and one ILF. The mortgage loan is set to mature on June 29, 2033 and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 0% to 3% of the loan plus unpaid interest payments.
(5) Mezzanine loan was prepaid during the six months ended June 30, 2023.

The following table summarizes the Company’s other real estate related investments activity for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Origination of other real estate related investments	$28,243	$100,000
Accrued interest, net	(184)	13
Unrealized losses on other real estate related investments, net	(2,605)	—
Repayments of other real estate related investments	(15,000)	—
Net increase in other real estate related investments, at fair value	$10,454	$100,013

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2023 and December 31, 2022, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of June 30, 2023
Investment	Principal Balance as of June 30, 2023	Book Value as of June 30, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$10,328	$10,333	$9,600	8.5%	8/31/2023 - 9/30/2025
Expected credit loss	—	(2,094)	(2,094)
Total	$10,328	$8,239	$7,506
The following table summarizes the Company’s other loans receivable activity for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Origination of loans receivable	$1,019	$2,500
Principal payments	(287)	(276)
Accrued interest, net	1	(2)
Provision for loan losses, net	—	(4,594)
Net increase (decrease) in other loans receivable	$733	$(2,372)
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that have been placed on non-accrual status, including an unfunded loan commitment of $0.4 million, net of a loan loss recovery of $0.8 million related to a loan previously written-off. During the six months ended June 30, 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment	2023	2022	2023	2022
Mortgage secured loans receivable	$2,762	$17	$5,466	$17
Mezzanine loans receivable	695	713	2,278	1,163
Other	351	17	507	36
Total	$3,808	$747	$8,251	$1,216
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$144,192	$144,192
Mezzanine loans receivable	—	—	22,630	22,630
Total	$—	$—	$166,822	$166,822

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Assets:
Mortgage secured loans receivable	$—	$—	$117,684	$117,684
Mezzanine loans receivable	—	—	38,684	38,684
Total	$—	$—	$156,368	$156,368

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2022	$117,684	$38,684
Loan originations	28,243	—
Accrued interest, net	(21)	(163)
Unrealized losses on other real estate related investments, net	(1,714)	(891)
Repayments	—	(15,000)
Balance as of June 30, 2023	$144,192	$22,630
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended June 30, 2023, the Company recorded an unrealized loss of $1.9 million related to three mortgage loans and one mezzanine loan receivable due to rising interest rates and a $0.3 million loss due to a loan origination fee paid. During the six months ended June 30, 2023, the Company recorded an unrealized loss of $2.8 million related to three mortgage loans and one mezzanine loan receivable due to rising interest rates, partially offset by a reversal of a previously recognized unrealized loss of $0.5 million related to the repayment of one mezzanine loan receivable. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

determine the fair value of the secured and mezzanine loans receivable. As of June 30, 2023 and December 31, 2022, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of June 30, 2023:

Type	Book Value as of June 30, 2023	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$144,192	Discounted cash flow	Discount Rate	10% - 14%
Mezzanine loan receivable	22,630	Discounted cash flow	Discount Rate	12% - 14%
For the six months ended June 30, 2023, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of June 30, 2023 and December 31, 2022 using Level 2 inputs is as follows (dollars in thousands):

		June 30, 2023			December 31, 2022
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$395,594	$346,588	$400,000	$395,150	$345,036

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

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023			December 31, 2022
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$400,000	$(4,406)	$395,594	$400,000	$(4,850)	$395,150
Senior unsecured term loan	200,000	(546)	199,454	200,000	(652)	199,348
Unsecured revolving credit facility	280,000	—	280,000	125,000	—	125,000
	$880,000	$(4,952)	$875,048	$725,000	$(5,502)	$719,498

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
As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2023, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and $280.0 million outstanding under the Revolving Facility.
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
As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.

8. EQUITY
Common Stock
At-The-Market Offering—On February 24, 2023, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the Company may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.
The Company expects to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company expects to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. During the three and six months ended June 30, 2023, the Company executed forward equity sales under the ATM Program with a financial institution acting as a forward purchaser to sell 6,736,089 shares of common stock at a weighted average sales price of $19.71 per share before commissions and offering expenses. The Company did not receive any proceeds from the sales of its shares of common stock by the forward sellers. As of June 30, 2023, the Company has not settled any portion of these forward equity sales.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and six months ended June 30, 2022.
As of June 30, 2023, the Company had $367.2 million available for future issuances under the ATM Program.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first six months of 2023 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2023	June 30, 2023
Dividends declared per share	$0.28	$0.28
Dividends payment date	April 14, 2023	July 14, 2023
Dividends payable as of record date(1)	$27,846	$27,853
Dividends record date	March 31, 2023	June 30, 2023
(1)    Dividends payable includes dividends on performance stock awards that will be paid if and when the shares subject to such awards vest if deemed probable of meeting their performance condition.

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
The following table summarizes the status of the restricted stock award and performance award activity for the six months ended June 30, 2023:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2022	573,609	$20.63
Granted:
Board Awards	24,768	19.38
Vested	(185,767)	20.94
Forfeited	(61,680)	21.19
Unvested balance at June 30, 2023	350,930	$20.28
As of June 30, 2023, the weighted-average remaining vesting period of such awards was 1.7 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$924	$1,394	$1,860	$2,915

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

For the three and six months ended June 30, 2023, approximately $0.6 million of previously recognized stock-based compensation expense related to the PSAs was reversed as the awards are not expected to meet the performance conditions. For the six months ended June 30, 2023, approximately $0.9 million of previously recognized stock-based compensation expense was reversed due to forfeitures of stock awards.
As of June 30, 2023, there was $7.2 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Awards.
10. (LOSS) EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted (loss) earnings per common share (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2023 and 2022, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(484)	$20,669	$18,743	$(22,595)
Less: Net income allocated to participating securities	(89)	(94)	(178)	(211)
Numerator for basic and diluted earnings available to common stockholders	$(573)	$20,575	$18,565	$(22,806)
Denominator:
Weighted-average basic common shares outstanding	99,117	96,564	99,090	96,487
Dilutive potential common shares - performance stock awards	—	34	90	—
Dilutive potential common shares - forward equity agreements	—	—	14	—
Weighted-average diluted common shares outstanding	99,117	96,598	99,194	96,487

(Loss) earnings per common share, basic	$(0.01)	$0.21	$0.19	$(0.24)
(Loss) earnings per common share, diluted	$(0.01)	$0.21	$0.19	$(0.24)
Antidilutive unvested restricted stock awards, total shareholder return units, performance awards, and forward equity shares excluded from the computation	500	341	316	431
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except that, for the facilities leased to subsidiaries of The Ensign Group, Inc., under multiple long-term leases, and Pennant, the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. As of June 30, 2023, the Company had committed to fund

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

expansions, construction and capital improvements at certain triple-net leased facilities totaling $14.2 million, of which $2.7 million is subject to rent increase at the time of funding.

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
Major operator concentration - The Company has operators from which it derived 10% or more of its rental revenue for the three and six months ended June 30, 2023 and 2022. The following table sets forth information regarding the Company’s major operators as of June 30, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Six Months Ended
June 30, 2023
Ensign(2)	83	8	7	8,741	997	661	36%	36%
Priority Management Group	13	2	—	1,742	402	—	16%	16%

June 30, 2022
Ensign(2)	83	8	7	8,756	997	678	35%	35%
Priority Management Group	13	2	—	1,742	402	—	16%	16%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the three and six months ended June 30, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Six Months Ended
June 30, 2023
CA	29	9	5	3,307	1,527	437	28%	28%
TX	40	3	2	5,126	536	212	23%	23%

June 30, 2022
CA	27	8	5	3,048	1,359	449	27%	26%
TX	38	3	3	4,849	536	242	22%	22%
(1)    Represents the Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Investments
On July 17, 2023, the Company extended a $15.7 million mortgage secured loan to a skilled nursing real estate owner. The mortgage loan is secured by a two-facility skilled nursing portfolio in Florida, operated by a regional skilled nursing operator. The loan bears interest at 9.0%, payable monthly. The term loan is set to mature on August 1, 2028, with one five-year extension option and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with the loan being refinanced pursuant to a loan (or loans) provided by Fannie Mae, Freddie Mac, Federal Housing Administration, or a similar governmental authority. The investment was funded using proceeds from the Revolving Facility as well as cash on hand.
At-The-Market Offering of Common Stock
In July 2023, the Company executed forward equity sales under the ATM Program with a financial institution acting as a forward purchaser to sell 3,839,348 shares of common stock at a weighted average sales price of $19.94 per share before commissions and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward sellers.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the impact of possible additional surges of COVID-19 infections or the risk of other pandemics, epidemics or infectious disease outbreaks, measures taken to prevent the spread of such outbreaks and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the ability to retain our key management personnel; (xi) the ability to maintain our status as a real estate investment trust (“REIT”); (xii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiv) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of June 30, 2023, we owned and leased to independent operators, 224 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,694 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of June 30, 2023, we also had other real estate related investments consisting of five real estate secured loans receivable and one mezzanine loan receivable with an aggregate carrying value of $166.8 million.
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

Recent Developments

Post COVID-19 Pandemic Conditions and Outlook
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by adverse conditions that emerged, and have continued, during the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they took to prevent or mitigate the outbreak or spread of COVID-19 at their facilities. Our tenants are also experiencing labor shortages resulting in limited admissions, higher operating costs and continued reduced occupancy levels. At a portfolio wide level, occupancy levels at our seniors housing facilities, comprising our ALFs and ILFs, are continuing to show signs of recovery following the onset of the COVID-19 pandemic, although they have not yet fully normalized to pre-pandemic levels. Within our SNFs, occupancy levels have continued to improve since their trough in January 2021, but still remain below pre-COVID occupancy levels for most of our tenants.
Federal and state governmental relief programs enacted during the pandemic provided temporary assistance to many of our tenants during the COVID-19 pandemic. These included the Public Health and Social Services Emergency Fund that began funding in late 2021, a temporary suspension of Medicare sequestration cuts under the Coronavirus Aid, Relief, and Economic Security Act and a temporary 6.2% increase in Federal Medical Assistance Percentage (“FMAP”) that was approved retroactive to January 1, 2020 and will be phased down by December 31, 2023 under the Consolidated Appropriations Act of 2023. The tapering and/or end of these relief programs has impacted, and may continue to adversely impact, the business and financial condition of our tenants, as they continue to experience lower occupancy levels and higher operating costs.
In response to the COVID-19 pandemic, the U.S. Department of Health and Human Services (“HHS”) enacted the COVID-19 Public Health Emergency (“PHE”) that allowed HHS to provide temporary regulatory waivers, including waiver of the three-day hospital stay requirement for a patient’s Medicare benefits to refresh. This waiver had the effect of increasing skilled mix in our SNFs periodically during the COVID-19 pandemic, especially during surges in COVID-19 outbreaks. An increase in skilled mix can, but may not necessarily, offset some or all of the adverse financial impact to the operator of the SNF from occupancy declines. The PHE, including HHS’s waiver of the three-day hospital stay requirement, expired on May 11, 2023. With the expiration of the PHE and the lifting of the three-day hospital stay requirement, our SNFs may experience decreases in occupancy levels or revenues, which may have a further adverse impact on the business and financial condition of the operators of our SNFs.
State specific approaches have been developed including various states having increased their Medicaid base rates or taken other measures to account for the increase in expenses as a result of the COVID-19 pandemic. For example, Texas has increased its Medicaid rate to offset the expiration of the FMAP, which is effective through at least August 2023. There is no assurance that these measures will continue, will be widely available to our tenants or will sufficiently offset the impact that the government relief programs previously provided.
In July 2023, The Centers for Medicare and Medicaid Services approved its payment rate update to SNF reimbursements for fiscal 2024, commencing October 1, 2023, which includes a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs. This increase is expected to partially offset some of our tenants’ higher operating costs.
As a result of impacts experienced by our tenants since the onset of the COVID-19 pandemic, the ability of some of our tenants to continue to meet their financial obligations to us in full has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three and six months ended June 30, 2023, we collected 96.7% and 96.4%, respectively, of contractual rents due from our operators excluding cash deposits. In July 2023, we collected 98.0% of contractual rents due from our operators excluding cash deposits. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we may also determine to restructure tenants’ long-term obligations. In the event our tenants are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental income could be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges.
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

Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
During the six months ended June 30, 2023, we decided to pursue the sale of a SNF portfolio consisting of 11 properties as well as one additional property and classified these 12 SNFs as held for sale.
During the three and six months ended June 30, 2023, we recognized an impairment charge on 12 and 15 facilities of $21.4 million and $23.3 million, respectively, which is reported in impairment of real estate investments in the condensed consolidated statements of operations. Two of the 15 facilities impaired and classified as held for sale were sold during the three months ended June 30, 2023. The impairment charges were recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell.
Asset Sales and Held for Sale Reclassifications
The following table summarizes our dispositions for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of facilities	3	—	4	1
Net sales proceeds	$13,234	$—	$16,464	$959
Net carrying value	11,206	—	14,506	773
Net gain on sale	$2,028	$—	$1,958	$186

The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	47,047	14
Assets sold	(14,506)	(4)
Impairment of real estate held for sale	(23,278)	—
June 30, 2023	$21,554	15

Recent Investments
From January 1, 2023 through August 3, 2023, we acquired seven SNFs, one multi-service campus, and four ALFs for approximately $172.5 million, which includes estimated capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $14.5 million and an initial blended yield of approximately 8.4% before the impact of any rent abatement.
From January 1, 2023 through August 3, 2023, we originated $41.7 million in mortgage loans. These investments are expected to generate annual interest income of approximately $3.8 million and an initial blended yield of approximately 9.0%.

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
From January 1, 2023 through August 3, 2023, we executed forward equity sales under the ATM Program with a financial institution acting as a forward purchaser to sell an aggregate of 10,575,437 shares of common stock at a weighted average sales price of $19.80 per share before commissions and offering expenses. We did not receive any proceeds from the sale of our shares of common stock by the forward sellers. We currently expect to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at our discretion, prior to the final settlement date, at which time we expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. We have not settled any portion of these forward equity sales as of the date of this report.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and six months ended June 30, 2022.
As of August 3, 2023, we had $290.7 million available for future issuances under the ATM Program.

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	June 30, 2023	March 31, 2023
	(dollars in thousands)
Revenues:
Rental income	$47,745	$46,163	$1,582	3%
Interest and other income	3,808	4,443	(635)	(14)%
Expenses:
Depreciation and amortization	12,716	12,238	478	4%
Interest expense	11,040	9,827	1,213	12%
Property taxes	1,390	880	510	58%
Impairment of real estate investments	21,392	1,886	19,506	*
Property operating expenses	658	963	(305)	(32)%
General and administrative	4,718	5,061	(343)	(7)%
Other loss:
Gain (loss) on sale of real estate, net	2,028	(70)	2,098	*
Unrealized losses on other real estate related investments, net	(2,151)	(454)	(1,697)	*
•Not meaningful

Rental income. Rental income increased by $1.6 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2023	March 31, 2023
Contractual cash rent	$46,536	$45,461	$1,075
Tenant reimbursements	1,216	709	507
Total contractual rent(1)	47,752	46,170	1,582
Straight-line rent	(7)	(7)	—
Rental income	$47,745	$46,163	$1,582
(1) Includes initial contractual cash rent, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $1.6 million due to a $1.2 million increase in rental income from real estate investments made after January 1, 2023, a $0.5 million increase in tenant reimbursements, and a $0.4 million increase in rental rates for our existing tenants, partially offset by a $0.4 million decrease in rental income related to lower cash collections from tenants on a cash basis method of accounting and a $0.1 million decrease in rental income related to dispositions in June 2023.
Interest and other income. The $0.6 million, or 14%, decrease in interest and other income was primarily due to a prepayment penalty received of $0.5 million related to the prepayment of one mezzanine loan receivable during the three months ended March 31, 2023 and a decrease of $0.4 million due to repayment of the mezzanine loan, partially offset by an increase of $0.2 million of interest income on money market funds and an increase of $0.1 million of interest income on other loans due to rising interest rates and a higher number of days during the three months ended June 30, 2023 compared to the three months ended March 31, 2023.
Depreciation and amortization. The $0.5 million, or 4%, increase in depreciation and amortization was primarily due to an increase of $0.6 million due to acquisitions and capital improvements made after January 1, 2023, partially offset by a decrease of $0.1 million due to assets becoming fully depreciated after January 1, 2023.

Interest expense. Interest expense increased by $1.2 million as detailed below:

Change in interest expense for the three months ended June 30, 2023 compared to the three months ended March 31, 2023
(in thousands)
Increase in outstanding borrowing amount for the Revolving Facility, net	$985
Increase in interest rates for the Term Loan (as defined below)	187
Increase in interest rates for the Revolving Facility (as defined below)	41
Net change in interest expense	$1,213
Property taxes. The $0.5 million, or 58%, increase in property taxes was primarily due to $0.4 million of changes in estimates during the three months ended June 30, 2023 of property taxes paid directly by us as a result of certain assets being designated as held for sale and a $0.1 million increase in property taxes due to the transfer of certain properties to new operators in March 2023 that do not make direct tax payments.
Impairment of real estate investments. During the three months ended June 30, 2023, we recognized an impairment charge of $21.4 million related to 12 properties classified as held for sale during the quarter. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended March 31, 2023, we recognized an impairment charge of $1.9 million related to four properties classified as held for sale during the quarter.
Property operating expenses. During the three months ended June 30, 2023 and March 31, 2023, we recognized $0.7 million and $1.0 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, or have sold.
General and administrative expense. General and administrative expense decreased by $0.3 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2023	March 31, 2023
Cash compensation	$1,267	$1,550	$(283)
Incentive compensation	1,025	1,550	(525)
Share-based compensation	924	936	(12)
Professional services	704	474	230
Taxes and insurance	276	204	72
Other expenses	522	347	175
General and administrative expense	$4,718	$5,061	$(343)
Gain (loss) on sale of real estate, net. During the three months ended June 30, 2023, we recorded a $2.1 million gain on sale of real estate related to the sale of one SNF and one ALF, partially offset by a $0.1 million loss on sale of real estate related to the sale of one ALF. During the three months ended March 31, 2023, we recorded a $0.1 million loss on sale of real estate related to the sale of one ALF.
Unrealized losses on other real estate related investments, net. During the three months ended June 30, 2023, we recorded a $1.9 million unrealized loss on three mortgage loans and one mezzanine loan receivable and a $0.3 million loss related to a loan origination fee paid. During the three months ended March 31, 2023, we recorded a $1.0 million unrealized loss on one mezzanine loan receivable, partially offset by a $0.5 million reversal of a previously recognized unrealized loss related to the prepayment of one mezzanine loan receivable.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended		Increase (Decrease)	Percentage Difference
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Revenues:
Rental income	$93,908	$92,813	$1,095	1%
Interest and other income	8,251	1,216	7,035	579%
Expenses:
Depreciation and amortization	24,954	26,134	(1,180)	(5)%
Interest expense	20,867	12,045	8,822	73%
Property taxes	2,270	2,674	(404)	(15)%
Impairment of real estate investments	23,278	61,384	(38,106)	(62)%
Provision for loan losses, net	—	3,844	(3,844)	*
Property operating expenses	1,621	536	1,085	202%
General and administrative	9,779	10,193	(414)	(4)%
Other loss:
Gain on sale of real estate, net	1,958	186	1,772	*
Unrealized losses on other real estate related investments, net	(2,605)	—	(2,605)	*
•Not meaningful
Rental income. Rental income increased by $1.1 million as detailed below:

	Six Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2023	June 30, 2022
Contractual cash rent	$91,997	$91,453	$544
Tenant reimbursements	1,925	1,349	576
Total contractual rent(1)	93,922	92,802	1,120
Straight-line rent	(14)	11	(25)
Rental income	$93,908	$92,813	$1,095
(1) Includes initial contractual cash rent, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $1.1 million due to a $1.6 million increase in rental rates for our existing tenants, an increase of $1.2 million from real estate investments made after January 1, 2022, a $1.0 million write-off of uncollectible rent, and a $0.6 million increase in tenant reimbursements, partially offset by a $3.2 million decrease in rental income related to lower cash collections from tenants on a cash basis method of accounting and a $0.1 million decrease due to dispositions.
Interest and other income. The $7.0 million increase in interest and other income was primarily due to an increase of $7.1 million due to the origination of loans receivable after January 1, 2022 and a prepayment penalty of $0.5 million during the six months ended June 30, 2023, partially offset by a decrease of $0.4 million of interest income due to a loan repayment and a decrease of $0.2 million of interest income due to a loan origination fee received during the six months ended June 30, 2022.
Depreciation and amortization. The $1.2 million, or 5%, decrease in depreciation and amortization was primarily due to a decrease of $1.8 million due to assets becoming fully depreciated after January 1, 2022 and a decrease of $0.7 million due to classifying assets as held for sale after January 1, 2022, partially offset by an increase of $0.9 million related to new real estate investments and capital improvements made after January 1, 2022 and a $0.4 million increase due to reclassifying assets out of held for sale during the three months ended December 31, 2022.

Interest expense. Interest expense increased by $8.8 million as detailed below:

Change in interest expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022
(in thousands)
Increase in interest rates for the Term Loan	$4,425
Increase in interest rates for the Revolving Facility	2,282
Increase in outstanding borrowing amount for the Revolving Facility, net	1,941
Other changes in interest expense	174
Net change in interest expense	$8,822
Property taxes. The $0.4 million, or 15%, decrease in property taxes was primarily due to a decrease of $0.5 million due to the sale of properties after January 1, 2022, partially offset by an increase of $0.1 million due to the transfer of certain properties to new operators in March 2023 that do not make direct tax payments.
Impairment of real estate investments. During the six months ended June 30, 2023, we recognized an impairment charge of $23.3 million related to 15 properties classified as held for sale. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the six months ended June 30, 2022, we recognized an aggregate impairment charge of $61.4 million related to 21 properties.
Provision for loan losses, net. During the six months ended June 30, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No such provision for loan losses was recorded during the six months ended June 30, 2023.
Property operating expenses. During the six months ended June 30, 2023 and June 30, 2022, we recognized $1.6 million and $0.5 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, or have sold.
General and administrative expense. General and administrative expense decreased by $0.4 million as detailed below:

	Six Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2023	June 30, 2022
Cash compensation	$2,817	$3,436	$(619)
Incentive compensation	2,575	1,650	925
Share-based compensation	1,860	2,915	(1,055)
Professional services	1,179	888	291
Taxes and insurance	480	488	(8)
Other expenses	868	816	52
General and administrative expense	$9,779	$10,193	$(414)
Gain on sale of real estate, net. During the six months ended June 30, 2023, we recorded a $2.1 million gain on sale of real estate related to the sale of one SNF and one ALF, partially offset by a $0.1 million loss on sale of real estate related to the sale of two ALFs. During the six months ended June 30, 2022, we recorded a $0.2 million gain on sale of real estate related to the sale of one SNF.
Unrealized losses on other real estate related investments, net. During the six months ended June 30, 2023, we recorded a $2.8 million unrealized loss on three mortgage loans receivable and one mezzanine loan receivable and a $0.3 million loss due to a loan origination fee paid, partially offset by a $0.5 million reversal of a previously recognized unrealized loss related to the prepayment of one mezzanine loan receivable. No unrealized losses were recognized during the six months ended June 30, 2022.

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
We believe that our expected operating cash flow from rent collections, interest payments on our other real estate related investments, and borrowings under our Second Amended Credit Facility, together with our cash balance of $1.1 million, available borrowing capacity of $320.0 million under the Revolving Facility, approximately $132.8 million in forward equity sales which can be settled at any time through the second quarter of 2024, before commissions and offering expenses, and availability of $367.2 million under the ATM Program, each at June 30, 2023, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio as described under “Recent Developments” above, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
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
As of June 30, 2023, we are in compliance with all debt covenants on our outstanding indebtedness.

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022

Net cash provided by operating activities	$66,986	$68,302
Net cash used in investing activities	(176,644)	(125,644)
Net cash provided by financing activities	97,625	67,714
Net (decrease) increase in cash and cash equivalents	(12,033)	10,372
Cash and cash equivalents as of the beginning of period	13,178	19,895
Cash and cash equivalents as of the end of period	$1,145	$30,267
Net cash provided by operating activities decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net decrease of $1.3 million in cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to an increase in cash paid for interest expense and operating expenses related to assets we plan to sell, have sold, or repurpose, partially offset by an increase in interest income received on our other real estate related investments, an increase in rental income received, and a decrease in cash paid for general and administrative expense.
Cash used in investing activities for the six months ended June 30, 2023 was primarily comprised of $200.0 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate and $6.4 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $15.3 million of principal payments received from our other real estate related investments and other loans receivable and $14.5 million in net proceeds from real estate sales. Cash used in investing activities for the six months ended June 30, 2022 was primarily comprised of $124.0 million in acquisitions of real estate and investments in real estate related and other loans and $3.6 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $1.0 million in net proceeds from real estate sales and $1.0 million of payments received from other loans receivable.
Our cash flows provided by financing activities for the six months ended June 30, 2023 were primarily comprised of $155.0 million in borrowings under our Revolving Facility (as defined below), partially offset by $55.2 million in dividends paid, a $1.5 million net settlement adjustment on restricted stock and $0.6 million in costs paid for the issuance of common stock. Our cash flows provided by financing activities for the six months ended June 30, 2022 were primarily comprised of $125.0 million in borrowings under our Prior Credit Agreement (as defined below), partially offset by $52.8 million in dividends paid and a $4.5 million net settlement adjustment on restricted stock.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers). As of June 30, 2023, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.

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
As of June 30, 2023, we had $200.0 million outstanding under the Term Loan and $280.0 million outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of June 30, 2023, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Capital Expenditures
As of June 30, 2023, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $14.2 million, of which $2.7 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended June 30, 2023.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 9, 2023, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2023.

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
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of June 30, 2023, we had a $200.0 million Term Loan outstanding and had $280.0 million outstanding under the Revolving Facility.
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
Based on our outstanding debt balance as of June 30, 2023 described above and the interest rates applicable to our outstanding debt at June 30, 2023, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.4 million for the six months ended June 30, 2023.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 risk factors which materially affect our business, financial condition, or results of operations. Other than revisions to the risk factor below, there have been no material changes from the risk factors previously disclosed in such reports.

Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations.
We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. For example, we believe that efforts may be made to, among other things, transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures may be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. In addition, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of nursing home reforms announced in the 2022 State of the Union Address, and in July 2022, CMS announced it was evaluating a proposed federal staffing mandate for SNFs. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities and issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid and updated and developed new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. CMS has announced that it is continuing to review the comments it received in response to its request for information on establishing minimum staffing requirements for long-term care facilities, and that it remains committed to proposing a minimum staffing standard. It is uncertain whether such a mandate will be implemented and, if it is, whether it will be accompanied by additional funding to offset any increased staffing requirements for our operators. If additional funding is unavailable at sufficient levels or at all, a mandate to increase staffing levels in SNFs may have a material adverse effect on the operating results and financial condition of our tenants.
Our tenants are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. See “Government Regulation, Licensing and Enforcement” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. If our tenants or operators fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. We believe that additional resources may be dedicated to regulatory enforcement, which could increase our tenants’ costs of doing business and negatively impact their ability to pay their rent obligations to us. Changes in enforcement policies by federal and state governments have also resulted in a significant increase in inspection rates, citations of regulatory deficiencies and sanctions, including terminations from Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and criminal penalties. Our tenants and operators could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. Additionally, if our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligation to us. We cannot predict whether any future legislative proposals will be adopted or, if adopted, the impact these proposals would have on our tenants or our business.

Item 5. Other Information.
None.

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

CareTrust REIT, Inc.
August 3, 2023	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

August 3, 2023	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)