Form 10-Q
period 2023-09-30
CareTrust REIT, Inc.
filed 2023-11-09
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 8, 2023, there were 119,112,102 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets:
Real estate investments, net	$1,536,048	$1,421,410
Other real estate related investments, at fair value (including accrued interest of $1,449 as of September 30, 2023 and $1,320 as of December 31, 2022)	181,175	156,368
Assets held for sale, net	21,341	12,291
Cash and cash equivalents	3,485	13,178
Accounts and other receivables	383	416
Prepaid expenses and other assets, net	20,684	11,690
Deferred financing costs, net	4,448	5,428
Total assets	$1,767,564	$1,620,781
Liabilities and Equity:
Senior unsecured notes payable, net	$395,816	$395,150
Senior unsecured term loan, net	199,507	199,348
Unsecured revolving credit facility	—	125,000
Accounts payable, accrued liabilities and deferred rent liabilities	28,854	24,360
Dividends payable	32,403	27,550
Total liabilities	656,580	771,408
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 115,409,356 and 99,010,112 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,154	990
Additional paid-in capital	1,566,161	1,245,337
Cumulative distributions in excess of earnings	(457,393)	(396,954)
Total stockholders’ equity	1,109,922	849,373
Noncontrolling interests	1,062	—
Total equity	1,110,984	849,373
Total liabilities and equity	$1,767,564	$1,620,781

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$51,218	$47,018	$145,126	$139,831
Interest and other income	4,659	3,275	12,910	4,491
Total revenues	55,877	50,293	158,036	144,322
Expenses:
Depreciation and amortization	13,034	12,256	37,988	38,390
Interest expense	11,750	8,355	32,617	20,400
Property taxes	2,167	691	4,437	3,365
Impairment of real estate investments	8,232	12,322	31,510	73,706
Provision for loan losses, net	—	—	—	3,844
Property operating expenses	1,239	3,808	2,860	4,344
General and administrative	5,519	5,159	15,298	15,352
Total expenses	41,941	42,591	124,710	159,401
Other (loss) income:
(Loss) gain on sale of real estate, net	—	(2,287)	1,958	(2,101)
Unrealized losses on other real estate related investments, net	(5,251)	(4,706)	(7,856)	(4,706)
Total other loss	(5,251)	(6,993)	(5,898)	(6,807)
Net income (loss)	8,685	709	27,428	(21,886)
Net loss attributable to noncontrolling interests	(11)	—	(11)	—
Net income (loss) attributable to CareTrust REIT, Inc.	$8,696	$709	$27,439	$(21,886)

Earnings (loss) per common share attributable to CareTrust REIT, Inc.:
Basic	$0.08	$0.01	$0.27	$(0.23)
Diluted	$0.08	$0.01	$0.27	$(0.23)
Weighted-average number of common shares:
Basic	104,011	96,605	100,748	96,527
Diluted	104,311	96,625	100,918	96,527

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2023	99,010,112	$990	$1,245,337	$(396,954)	$849,373	$—	$849,373
Vesting of restricted common stock, net of shares withheld for employee taxes	87,978	1	(1,480)	—	(1,479)	—	(1,479)
Amortization of stock-based compensation	—	—	936	—	936	—	936
Common dividends ($0.28 per share)	—	—	—	(27,738)	(27,738)	—	(27,738)
Net income	—	—	—	19,227	19,227	—	19,227
Balance at March 31, 2023	99,098,090	991	1,244,793	(405,465)	840,319	—	840,319
Vesting of restricted common stock	25,992	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	924	—	924	—	924
Common dividends ($0.28 per share)	—	—	—	(27,737)	(27,737)	—	(27,737)
Net loss	—	—	—	(484)	(484)	—	(484)
Balance at June 30, 2023	99,124,082	991	1,245,717	(433,686)	813,022	—	813,022
Issuance of common stock, net	16,285,274	163	318,925	—	319,088	—	319,088
Amortization of stock-based compensation	—	—	1,519	—	1,519	—	1,519
Common dividends ($0.28 per share)	—	—	—	(32,403)	(32,403)	—	(32,403)
Contribution from noncontrolling interests	—	—	—	—	—	1,073	1,073
Net income	—	—	—	8,696	8,696	(11)	8,685
Balance at September 30, 2023	115,409,356	$1,154	$1,566,161	$(457,393)	$1,109,922	$1,062	$1,110,984

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2022	96,296,673	$963	$1,196,839	$(282,045)	$915,757	$—	$915,757
Vesting of restricted common stock, net of shares withheld for employee taxes	190,393	2	(2,774)	—	(2,772)	—	(2,772)
Amortization of stock-based compensation	—	—	1,521	—	1,521	—	1,521
Common dividends ($0.275 per share)	—	—	—	(26,659)	(26,659)	—	(26,659)
Net loss	—	—	—	(43,264)	(43,264)	—	(43,264)
Balance at March 31, 2022	96,487,066	965	1,195,586	(351,968)	844,583	—	844,583
Vesting of restricted common stock, net of shares withheld for employee taxes	118,046	1	(1,698)	—	(1,697)	—	(1,697)
Amortization of stock-based compensation	—	—	1,394	—	1,394	—	1,394
Common dividends ($0.275 per share)	—	—	—	(26,681)	(26,681)	—	(26,681)
Net income	—	—	—	20,669	20,669	—	20,669
Balance at June 30, 2022	96,605,112	966	1,195,282	(357,980)	838,268	—	838,268
Amortization of stock-based compensation	—	—	1,380	—	1,380	—	1,380
Common dividends ($0.275 per share)	—	—	—	(26,680)	(26,680)	—	(26,680)
Net income	—	—	—	709	709	—	709
Balance at September 30, 2022	96,605,112	$966	$1,196,662	$(383,951)	$813,677	$—	$813,677

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$27,428	$(21,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	38,031	38,437
Amortization of deferred financing costs	1,826	1,560
Unrealized losses on other real estate related investments, net	7,856	4,706
Amortization of stock-based compensation	3,379	4,295
Straight-line rental income	21	(14)
Adjustment for collectibility of rental income	—	977
Noncash interest income	(129)	(1,063)
(Gain) loss on sale of real estate, net	(1,958)	2,101
Impairment of real estate investments	31,510	73,706
Provision for loan losses, net	—	3,844
Change in operating assets and liabilities:
Accounts and other receivables	11	648
Prepaid expenses and other assets, net	(68)	(2,082)
Accounts payable, accrued liabilities and deferred rent liabilities	4,189	5,443
Net cash provided by operating activities	112,096	110,672
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(198,565)	(21,915)
Purchases of equipment, furniture and fixtures and improvements to real estate	(9,139)	(5,475)
Investment in real estate related investments and other loans receivable	(50,693)	(149,650)
Principal payments received on real estate related investments and other loans receivable	15,703	1,166
Escrow deposits for potential acquisitions of real estate	(4,075)	—
Net proceeds from sales of real estate	14,464	34,115
Net cash used in investing activities	(232,305)	(141,759)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	319,032	—
Borrowings under unsecured revolving credit facility	185,000	145,000
Payments on unsecured revolving credit facility	(310,000)	(45,000)
Payments of deferred financing costs	(21)	—
Net-settle adjustment on restricted stock	(1,479)	(4,469)
Dividends paid on common stock	(83,089)	(79,478)
Contributions from noncontrolling interests	1,073	—
Net cash provided by financing activities	110,516	16,053
Net decrease in cash and cash equivalents	(9,693)	(15,034)
Cash and cash equivalents as of the beginning of period	13,178	19,895
Cash and cash equivalents as of the end of period	$3,485	$4,861
Supplemental disclosures of cash flow information:
Interest paid	$28,539	$14,898
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$4,854	$542
Right-of-use asset obtained in exchange for new operating lease obligation	$369	$—
Transfer of pre-acquisition costs to acquired assets	$—	$7
Sale of real estate settled with notes receivable	$2,000	$12,000

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2023, the Company owned directly or through a joint venture and leased to independent operators, 225 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,916 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2023, the Company also had other real estate related investments consisting of seven real estate secured loans receivable and one mezzanine loan receivable with a carrying value of $181.2 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements of the Company include the accounts of CareTrust REIT, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) over which the Company exercises control. All intercompany transactions and account balances within the Company have been eliminated, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
Variable Interest Entities—The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity. Criterion (iii) above is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in the significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
The designation of an entity as a VIE is reassessed upon certain events, including, but not limited to: (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity, or (iii) acquisitions or sales of interests that constitute a change in control.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. The Company’s consideration of various factors include, but is not limited to, which activities most significantly impact the entity’s economic performance and the ability to direct those activities, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions, its ability to manage its ownership interest relative to the other interest holders, and its ability to replace the VIE manager and/or liquidate the entity.
For any investment in a joint venture that is not considered to be VIE, the Company would evaluate the type of ownership rights held by limited partner(s) that may preclude consolidation by the majority interest holder. The assessment of limited partners’ rights and their impact on the control of a joint venture should be made at inception of the joint venture and continually reassessed. See Note 11, Variable Interest Entities, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties held for use at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Land	$270,806	$238,738
Buildings and improvements	1,589,195	1,483,133
Integral equipment, furniture and fixtures	97,957	97,199
Identified intangible assets	2,832	2,832
Real estate investments	1,960,790	1,821,902
Accumulated depreciation and amortization	(424,742)	(400,492)
Real estate investments, net	$1,536,048	$1,421,410
As of September 30, 2023, 221 of the Company’s 225 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. During the year ended December 31, 2022, the Company entered into triple-net lease agreements for two of the Company’s 225 facilities which are being repurposed to behavioral health facilities with rent commencing 12 to 18 months following lease commencement. Two of the Company’s 225 facilities are non-operational and are leased under a short term lease with an expected remaining term of less than one year as of September 30, 2023. As of September 30, 2023, 15 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2023, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, assets held for sale and assets being repurposed, was as follows (dollars in thousands):

Year	Amount
2023 (three months)	$49,490
2024	195,754
2025	196,908
2026	197,245
2027	194,079
2028	191,825
Thereafter	960,555
Total	$1,985,856
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
(1) Excludes a purchase option on an 11 building SNF portfolio classified as held for sale as of September 30, 2023 and representing $5.1 million of current cash rent. Tenant is currently not eligible to elect the option.
(2) The Company has not received notice of exercise for the option periods that are currently open.
(3) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(4) Based on annualized cash revenue for contracts in place as of September 30, 2023.
(5) Option window is open until the expiration of the lease term.
(6) Option window is open for six months from the option period open date.
(7) Purchase option reflects two option types.
(8) Includes one property classified as held for sale as of September 30, 2023.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rental Income	2023	2022	2023	2022
Contractual rent due(1)	$51,225	$47,015	$145,147	$140,794
Straight-line rent	(7)	3	(21)	14
Adjustment for collectibility(2)	—	—	—	(977)
Total	$51,218	$47,018	$145,126	$139,831
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended September 30, 2023 and 2022 were $2.0 million and $0.7 million, respectively. Tenant operating expense reimbursements for the nine months ended September 30, 2023 and 2022 were $3.9 million and $2.0 million, respectively.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2023 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$133,970	$11,722	8	1,058
Multi-service campuses	25,276	1,916	1	168
Assisted living	39,319	3,495	4	241
Total	$198,565	$17,133	13	1,467
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months excluding the impact of rent abatement in the first one to three months, if applicable.
(3) The number of beds/units includes operating beds at the acquisition date.
(4) Includes one SNF held through a joint venture. See Note 11, Variable Interest Entities, for additional information. The SNF is currently leased under a short-term lease and a new long-term lease has been entered into with one of the Company’s existing operators and it is expected that this lease will become effective once regulatory approval is obtained. Initial annual cash rent does not consider a rent deferral of $420,000 in the first year upon commencement of the long-term lease to be repaid in 15 installments beginning in year 2.
Lease Amendments and Terminations
Noble VA Lease Termination and New Pennant Lease. Effective March 16, 2023, two ALFs in Wisconsin were removed from a master lease with affiliates of Noble VA Holdings (“Noble VA”) and the Company terminated the applicable Noble VA master lease. Annual cash rent under the applicable Noble VA master lease prior to lease termination was approximately $2.3 million. In connection with the lease termination, the Company entered into a new lease (the “New Pennant Lease”) with The Pennant Group, Inc. (“Pennant”) with respect to the two ALFs. The New Pennant Lease had an initial term at the date of the lease of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the new lease was approximately $0.8 million and the master lease provides Pennant with three months deferred rent to be repaid before the expiration or termination of the lease.
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
Amended Pennant Lease. On July 6, 2023, the Company amended its master lease with affiliates of Pennant (the “Pennant Master Lease”). In connection with the lease amendment, the Company extended the initial lease term. The Pennant Master Lease, as amended, had a remaining term at the date of amendment of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended Pennant Master Lease remained unchanged.
Premier Termination and Amended Ridgeline Lease. Effective September 1, 2023, six ALFs in Michigan and North Carolina were removed from the master lease with affiliates of Premier Senior Living, LLC (“Premier”) and the Company terminated the Premier master lease. Annual cash rent under the Premier master lease prior to lease termination was approximately $2.7 million. In connection with the lease termination, the Company amended its existing triple-net master lease with affiliates of Ridgeline Properties, LLC (“Ridgeline”) with respect to the six ALFs. The Ridgeline lease had a remaining term at the date of the lease amendment of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.7 million. The amended lease provides for $0.2 million in rent abatement and a $0.2 million rent deferral to be repaid beginning in December 2024.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the three months ended March 31, 2023, the Company recognized an impairment charge of $1.9 million on four facilities held for sale, which is reported in impairment of real estate investments in the condensed consolidated statements of operations. During the three months ended June 30, 2023, the Company recognized an impairment charge of $21.4 million on 12 facilities held for sale. During the three months ended September 30, 2023, the Company recognized an impairment charge of $0.2 million on one facility held for sale. These charges are reported in impairment of real estate investments in the condensed consolidated statements of operations.
During the three and nine months ended September 30, 2022, the Company recognized an impairment charge on sixteen and 27 facilities of $12.3 million and $72.0 million, respectively, all of which were held for sale.
As of September 30, 2023, there were 15 facilities classified as held for sale, all of which have been marked down to fair value less estimated costs to sell.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the nine months ended September 30, 2023, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $18,000 to $35,000, with a weighted average price per unit of $23,000. For the Company’s impairment calculations during the nine months ended September 30, 2022, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $35,000 to $145,000, with a weighted average price per unit of $80,000.
Impairment of Real Estate Investments Held for Investment
During the three months ended September 30, 2023, the Company recognized an impairment charge of $8.0 million related to one SNF. The Company wrote down its carrying value of $8.7 million to its estimated fair value of $0.7 million, which is included in real estate investments, net on the Company’s condensed consolidated balance sheets. The fair value of the asset was based on comparable market transactions and considered Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculation, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit of $7,000.
During the second quarter of 2022, the Company recognized an impairment charge of $1.7 million related to one SNF. The Company wrote down its carrying value of $2.8 million to its estimated fair value of $1.1 million, which is included in real estate investments, net on the Company’s condensed consolidated balance sheets. The fair value of the asset was based on comparable market transactions and considered Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculation, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit of $20,000.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022(1)	2023	2022(1)
Number of facilities	—	7	4	8
Net sales proceeds(2)	$—	$45,157	$16,464	$46,116
Net carrying value	—	47,444	14,506	48,217
Net (loss) gain on sale	$—	$(2,287)	$1,958	$(2,101)
(1) Net sales proceeds, net carrying value and net (loss) gain on sale also reflect a land parcel that was sold during the three and nine months ended September 30, 2022, which is not included in the number of facilities.
(2) Net sales proceeds includes $2 million of seller financing in connection with the sale of one ALF in June 2023. Net sales proceeds includes $12 million of seller financing in connection with the sale of six SNFs and one multi-service campus in September 2022.
The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	47,064	14
Assets sold	(14,506)	(4)
Impairment of real estate held for sale	(23,508)	—
September 30, 2023	$21,341	15

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of September 30, 2023 and December 31, 2022, the Company’s other real estate related investments, at fair value, consisted of the following (dollar amounts in thousands):

					As of September 30, 2023
Investment	Facility Count and Type	Principal Balance as of September 30, 2023	Fair Value as of September 30, 2023	Fair Value as of December 31, 2022	Weighted Average Contractual Interest Rate		Maturity Date
Senior mortgage secured loan receivable	18 SNF/Campus	$75,000	$68,472	$72,543	8.4%	(1)	6/30/2027
Mortgage secured loan receivable	5 SNF	22,250	21,210	21,345	10.7%	(2)	8/1/2025
Mortgage secured loan receivable	4 SNF	24,900	22,716	23,796	9.0%	(2)	9/8/2025
Mortgage secured loan receivable(3)	1 ALF	2,000	2,000	—	9.0%		5/31/2024
Mortgage secured loan receivable(4)	2 SNF Campus / ILF	25,993	26,186	—	9.0%		6/29/2033
Mortgage secured loan receivable(5)	2 SNF	15,727	15,397	—	9.0%		8/1/2028
Mortgage secured loan receivable(6)	3 SNF	3,564	3,390	—	12.0%		9/29/2026
Mezzanine loan receivable(7)	9 SNF	—	—	14,672	—		—
Mezzanine loan receivable	18 SNF/Campus	25,000	21,804	24,012	11.0%		6/30/2032
		$194,434	$181,175	$156,368
(1) Rate is net of subservicing fee.
(2) Term secured overnight financing rate (“SOFR”) used as of September 30, 2023 was 5.32%. Rates are net of subservicing fees.
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
(5) In July 2023, the Company extended a $15.7 million mortgage loan to a skilled nursing real estate owner. The mortgage loan is secured by two SNFs. The mortgage loan is set to mature on August 1, 2028, with one five-year extension option and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with the loan being refinanced pursuant to a loan (or loans) provided by Fannie Mae, Freddie Mac, Federal Housing Administration, or a similar governmental authority.
(6) In September 2023, the Company extended a $3.6 million mortgage loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $3.6 million secured mortgage loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The mortgage loan is secured by three SNFs. The mortgage loan is set to mature on September 29, 2026, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 0% to 2% of any proposed financing in connection with the loan being refinanced by the U.S. Department of Housing and Urban Development.
(7) Mezzanine loan was prepaid during the nine months ended September 30, 2023.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other real estate related investments activity for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Origination of other real estate related investments	$47,534	$147,150
Accrued interest, net	129	1,063
Unrealized losses on other real estate related investments, net	(7,856)	(4,706)
Prepayments of other real estate related investments	(15,000)	—
Net change in other real estate related investments, at fair value	$24,807	$143,507
As of September 30, 2023 and December 31, 2022, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of September 30, 2023
Investment	Principal Balance as of September 30, 2023	Book Value as of September 30, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$14,053	$14,090	$9,600	8.7%	9/1/2023 - 5/31/2026	(1)
Expected credit loss	—	(2,094)	(2,094)
Total	$14,053	$11,996	$7,506
(1) One other loan receivable with a balance of approximately $26,000 had a maturity date of September 1, 2023. This loan was paid off subsequent to September 30, 2023.
The following table summarizes the Company’s other loans receivable activity for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Origination of loans receivable	$5,160	$14,500
Principal payments	(703)	(416)
Accrued interest, net	33	(3)
Provision for loan losses, net	—	(4,594)
Net change in other loans receivable	$4,490	$9,487
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated statements of operations. During the nine months ended September 30, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that have been placed on non-accrual status, including an unfunded loan commitment of $0.4 million, net of a loan loss recovery of $0.8 million related to a loan previously written-off. During the nine months ended September 30, 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment	2023	2022	2023	2022
Mortgage secured loans receivable	$3,741	$2,098	$9,207	$2,115
Mezzanine loans receivable	702	1,163	2,980	2,326
Other	216	14	723	50
Total	$4,659	$3,275	$12,910	$4,491
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$159,371	$159,371
Mezzanine loans receivable	—	—	21,804	21,804
Total	$—	$—	$181,175	$181,175

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Assets:
Mortgage secured loans receivable	$—	$—	$117,684	$117,684
Mezzanine loans receivable	—	—	38,684	38,684
Total	$—	$—	$156,368	$156,368

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2022	$117,684	$38,684
Loan originations	47,534	—
Accrued interest, net	292	(163)
Unrealized losses on other real estate related investments, net	(6,139)	(1,717)
Repayments	—	(15,000)
Balance as of September 30, 2023	$159,371	$21,804
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended September 30, 2023, the Company recorded an unrealized loss of $5.3 million related to four mortgage loans and one mezzanine loan receivable due to rising interest rates. During the nine months ended September 30, 2023, the Company recorded an unrealized loss of $8.1 million related to five mortgage loans and one mezzanine loan receivable due to rising interest rates and a $0.3 million loss due to a loan origination fee paid, partially offset by a reversal of a previously recognized unrealized loss of $0.5 million related to the repayment of one mezzanine loan receivable. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of September 30, 2023 and December 31, 2022, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of September 30, 2023:

Type	Book Value as of September 30, 2023	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$159,371	Discounted cash flow	Discount Rate	10% - 15%
Mezzanine loan receivable	21,804	Discounted cash flow	Discount Rate	12% - 15%
For the nine months ended September 30, 2023, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of September 30, 2023 and December 31, 2022 using Level 2 inputs is as follows (dollars in thousands):

		September 30, 2023			December 31, 2022
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$395,816	$352,500	$400,000	$395,150	$345,036

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

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023			December 31, 2022
	Principal Amount	Deferred Loan Fees	Carrying Value	Principal Amount	Deferred Loan Fees	Carrying Value
Senior unsecured notes payable	$400,000	$(4,184)	$395,816	$400,000	$(4,850)	$395,150
Senior unsecured term loan	200,000	(493)	199,507	200,000	(652)	199,348
Unsecured revolving credit facility(1)	—	—	—	125,000	—	125,000
	$600,000	$(4,677)	$595,323	$725,000	$(5,502)	$719,498
(1) Deferred financing fees are included in deferred financing costs, net on the balance sheet, and not reflected as a reduction to the unsecured revolving credit facility.

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
As of September 30, 2023, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Second Amended Credit Agreement”). The Second Amended Credit Agreement, which amends and restates the Company’s amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
On October 10, 2023, the Operating Partnership, the Company, CareTrust GP, LLC, certain of the Operating Partnership’s wholly owned subsidiaries and KeyBank National Association entered into the First Amendment to the Second Amended Credit Agreement (the “First Amendment”). The First Amendment restates the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of September 30, 2023, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2023, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.

8. EQUITY
Common Stock
At-The-Market Offering—On September 15, 2023, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated its previous $500.0 million “at-the-market” equity offering program (the “Previous ATM Program” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the Company may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.
The Company expects to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company expects to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. During the three and nine months ended September 30, 2023, the Company entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell 9,058,140 and 15,794,229 shares of common stock, respectively, at a weighted average initial sales price of $19.99 and $19.87 per share, respectively, before commissions and offering expenses. During the three months ended September 30, 2023, the Company settled 10,893,229 shares outstanding under the ATM forward contracts at a weighted average sales price of $19.57 for net proceeds of $213.1 million. For the remaining shares subject to the ATM forward contracts, the Company will not receive any proceeds from sales of those shares of common stock by the forward sellers until the forward contracts are settled.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and nine months ended September 30, 2022. The following table summarizes the ATM Program activity under the ATM forward contracts and direct issuances for the three and nine months ended September 30, 2023 (in thousands, expect per share amounts).

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Number of shares	16,285	16,285
Average sales price per share	$19.89	$19.89
Gross proceeds(1)	$323,886	$323,886
(1) Total gross proceeds is before $4.0 million of commissions paid to the sales agents and forward adjustments during both the three and nine months ended September 30, 2023, respectively, under the ATM Program. As of September 30, 2023, 4,901,000 shares of common stock at the weighted average initial sales price of $20.00 per share, before commissions and offering expenses, remain outstanding under the ATM forward contracts.
As of September 30, 2023, the Company had $496.0 million available for future issuances under the New ATM Program.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first nine months of 2023 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023
Dividends declared per share	$0.28	$0.28	$0.28
Dividends payment date	April 14, 2023	July 14, 2023	October 13, 2023
Dividends payable as of record date(1)	$27,846	$27,853	$32,403
Dividends record date	March 31, 2023	June 30, 2023	September 29, 2023
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
Under the Plan, restricted stock awards (“RSAs”) vest in equal annual installments over a three year period for the RSAs granted in 2022 and 2021 and a four year period for the RSAs granted in 2020. RSAs granted to non-employee members of the board of directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSAs”) granted are subject to both time and performance based conditions and vest over a one-to-three year period for PSAs granted in 2021 and over a one-to-four year period for PSAs granted in 2020. The amount of such PSAs that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return units (“TSR Units”) granted since 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs, PSAs, and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award and performance award activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2022	573,609	$20.63
Granted:
RSAs	1,272	19.43
Board Awards	24,768	19.38
Vested	(185,767)	20.94
Forfeited	(61,680)	21.19
Unvested balance at September 30, 2023	352,202	$20.28
As of September 30, 2023, the weighted-average remaining vesting period of such awards was 1.5 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$1,519	$1,380	$3,379	$4,295
For the nine months ended September 30, 2023, approximately $0.6 million of previously recognized stock-based compensation expense related to the PSAs was reversed as the awards are not expected to meet the performance conditions. For the nine months ended September 30, 2023, approximately $0.9 million of previously recognized stock-based compensation expense was reversed due to forfeitures of stock awards.
As of September 30, 2023, there was $5.7 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Awards.
10. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2023 and 2022, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to CareTrust REIT, Inc.	$8,696	$709	$27,439	$(21,886)
Less: Net income allocated to participating securities	(89)	(94)	(267)	(305)
Numerator for basic and diluted earnings available to common stockholders	$8,607	$615	$27,172	$(22,191)
Denominator:
Weighted-average basic common shares outstanding	104,011	96,605	100,748	96,527
Dilutive potential common shares - performance stock awards	201	20	128	—
Dilutive potential common shares - forward equity agreements	99	—	42	—
Weighted-average diluted common shares outstanding	104,311	96,625	100,918	96,527

Earnings (loss) per common share attributable to CareTrust REIT, Inc., basic	$0.08	$0.01	$0.27	$(0.23)
Earnings (loss) per common share attributable to CareTrust REIT, Inc., diluted	$0.08	$0.01	$0.27	$(0.23)
Antidilutive unvested restricted stock awards, total shareholder return units, performance awards, and forward equity shares excluded from the computation	317	341	317	478

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs. The Company presents the portion of any equity that the Company does not own in entities that the Company controls (and thus consolidates) as noncontrolling interests and classifies those interests as a component of consolidated equity, separate from stockholders' equity, on the Company’s consolidated balance sheets. For consolidated joint ventures, the Company allocates net income or loss utilizing the hypothetical liquidation at book value method, in which the Company allocates income or loss based on the change in each unitholders’ claim on the net assets of the joint venture partners at period end after adjusting for any distributions or contributions made during such period. The Company includes net income (loss) attributable to the noncontrolling interests in net income (loss) in the consolidated statements of operations.
During the three months ended September 30, 2023, the Company entered into a joint venture (“JV”), whereunder the Company contributed $25.5 million into the JV that purchased one SNF located in California for $26.1 million. The JV partner contributed the remaining $0.6 million of equity. The Company contributed to the JV an amount equal to 95% of the JV’s total investment amount in the one newly-acquired SNF and holds 100% of the preferred equity ownership interests in the JV. In addition, the Company contributed an amount equal to 2.5% of the JV’s total investment amount in the one SNF for a 50% common ownership interest in the JV.
During the three months ended September 30, 2023, the Company entered into a JV, whereunder the Company contributed $2.4 million into the JV, which made a deposit on a potential real estate acquisition. Upon the closing date of the real estate acquisition, the Company will hold an amount equal to 95% of the JV’s total investment amount and will hold 100% of the preferred equity ownership interest and an amount equal to 2.5% of the JV’s total investment amount for a 50% common ownership interest in the JV.
Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Real estate investments, net	$26,058	$—
Prepaid and other assets	2,800	—
Total assets	28,858	—
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	701	—
Total liabilities	$701	$—
12. COMMITMENTS AND CONTINGENCIES
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except for the facilities leased under certain master lease agreements, with subsidiaries of The Ensign Group, Inc. and Pennant, under which the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. The Company has also provided select tenants with strategic capital for facility upkeep and modernization. As of September 30, 2023, the Company had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $11.8 million, of which $3.2 million is subject to rent increase at the time of funding.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. CONCENTRATION OF RISK
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
Major operator concentration - The Company has operators from which it derived 10% or more of its rental revenue for the three and nine months ended September 30, 2023 and 2022. The following table sets forth information regarding the Company’s major operators as of September 30, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
Operator	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Nine Months Ended
September 30, 2023
Ensign(2)	83	8	7	8,741	997	661	34%	36%
Priority Management Group	13	2	—	1,742	402	—	15%	16%

September 30, 2022
Ensign(2)	83	8	7	8,741	997	661	36%	35%
Priority Management Group	13	2	—	1,742	402	—	16%	16%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its rental revenue for the three and nine months ended September 30, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue(1)
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Nine Months Ended
September 30, 2023
CA	30	9	5	3,494	1,527	437	29%	28%
TX	40	3	2	5,126	536	212	22%	23%

September 30, 2022
CA	27	8	5	3,048	1,359	437	27%	27%
TX	38	3	3	4,849	536	242	22%	22%
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Unsecured Revolving Credit Facility Amendment
On October 10, 2023, the Company amended the Second Amended Credit Agreement to restate the definition of Consolidated Total Asset Value. See Note 7, Debt, for additional information.
Asset Sales
On October 20, 2023, the Company closed on the sale of one ALF consisting of 135 beds located in Florida with a carrying value of $1.6 million, which approximated the net sales proceeds received. The facility was classified as held for sale as of September 30, 2023.
New Lease Agreement
On October 24, 2023, the Company entered into a new master lease (the “New Ridgeline Lease”) with affiliates of Ridgeline to lease two ALFs in New Jersey which were non-operational and under a short-term lease. The New Ridgeline Lease has an initial term at the date of the lease of approximately 10 years from the facility opening date, which is expected to occur in the second quarter of 2024 upon final regulatory approval and final licensing of both facilities, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the new lease is approximately $1.0 million beginning on the first day of the second lease year.
Recent Acquisitions
On October 25, 2023, the Company entered and contributed $34.2 million into a JV that purchased two SNFs located in California for $35.1 million. The JV partner contributed the remaining $0.9 million of equity. Each SNF was acquired subject to a triple-net lease with affiliates of Covenant Care, LLC (“Covenant Care”) as the tenant and licensed operator. The Company contributed to the JV an amount equal to 95% of the JV’s total investment amount in the two newly-acquired SNFs and holds 100% of the preferred equity ownership interests in the JV. In addition, the Company contributed an amount equal to 2.5% of the JV’s total investment amount in the two SNFs for a 50% common ownership interest in the JV. Both leases assumed as part of the transaction have a remaining initial term of approximately 6 years, with two five-year renewal options and 2% fixed annual rent increases. Annual cash rent under the leases is approximately $2.0 million. In 2027, the leases provide for a rent reset in which the JV may propose rent, capped at 10% of gross revenues, effective January 1, 2027. If the proposed rent reset is not accepted, the JV has the option to replace the current tenant. The Company’s contribution was funded using proceeds from the ATM Program.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the impact of possible additional surges of COVID-19 infections or the risk of other pandemics, epidemics or infectious disease outbreaks, measures taken to prevent the spread of such outbreaks and the related impact on our business or the businesses of our tenants; (ii) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the ability to retain our key management personnel; (xi) the ability to maintain our status as a real estate investment trust (“REIT”); (xii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiii) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xiv) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 and this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of September 30, 2023, we owned, directly or through a joint venture, and leased to independent operators, 225 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,916 operational beds and units located in 28 states with the highest concentration of properties by rental revenues located in California, Texas, Louisiana, Idaho and Arizona. As of September 30, 2023, we also had other real estate related investments consisting of seven real estate secured loans receivable and one mezzanine loan receivable with an aggregate carrying value of $181.2 million.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, and secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties. We also partner with third-party institutional investors to invest in healthcare real estate through various joint ventures. We conduct and manage our business as one operating segment for internal reporting and internal decision-making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators, behavioral health facilities and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis including, beginning in the quarter ended June 30, 2020, any stimulus funds received by each tenant. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. In addition, we have, and may from time to time in the future, repurpose facilities for other uses, such as behavioral health. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.

Recent Developments

Post COVID-19 Pandemic Conditions and Outlook
Tenants of our properties operating pursuant to triple-net master leases have been adversely impacted, and we expect that they will continue to be adversely impacted, by adverse conditions that emerged during, and have continued following, the COVID-19 pandemic. Our tenants are experiencing increased operating costs as a result of actions they took to prevent or mitigate the outbreak or spread of COVID-19 at their facilities. Our tenants are also experiencing labor shortages resulting in limited admissions, higher operating costs and continued reduced occupancy levels. At a portfolio wide level, occupancy levels at our seniors housing facilities, comprising our ALFs and ILFs, are continuing to show signs of recovery following the onset of the COVID-19 pandemic, although they have not yet fully normalized to pre-pandemic levels. Within our SNFs, occupancy levels have continued to improve since their trough in January 2021, but still remain below pre-COVID occupancy levels for most of our tenants.
Federal and state governmental relief programs enacted during the pandemic provided temporary assistance to many of our tenants during the COVID-19 pandemic. These included the Public Health and Social Services Emergency Fund that began funding in late 2021, a temporary suspension of Medicare sequestration cuts under the Coronavirus Aid, Relief, and Economic Security Act and a temporary 6.2% increase in Federal Medical Assistance Percentage (“FMAP”) that was approved retroactive to January 1, 2020 and will be phased down by December 31, 2023 under the Consolidated Appropriations Act of 2023. The tapering and/or end of these relief programs has adversely impacted, and may continue to adversely impact, the business and financial condition of our tenants, as they continue to experience lower occupancy levels and higher operating costs.
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
State specific approaches have been developed including various states having increased their Medicaid base rates or taken other measures to account for the increase in expenses as a result of the COVID-19 pandemic. For example, Texas approved a $900 million general Medicaid rate increase as part of the overall state budget effective September 1, 2023, which will allow for the increase in its Medicaid rate to offset the expiration of the FMAP. There is no assurance that these measures will continue, will be widely available to our tenants or will sufficiently offset the impact that the government relief programs previously provided.
In July 2023, The Centers for Medicare and Medicaid Services (“CMS”) approved its payment rate update to SNF reimbursements for fiscal 2024, which commenced October 1, 2023, and includes a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs. This increase is expected to partially offset some of our tenants’ higher operating costs.
On September 1, 2023, CMS issued proposed rules regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The proposed rule consists of three core staffing proposals: (1) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a nurse aid per resident per day; (2) a requirement to have a registered nurse onsite 24 hours a day, seven days a week; and (3) enhanced facility assessment requirements. The proposed rule also includes a staggered implementation approach and possible hardship exemptions for select facilities. Comments on the proposed rule had to be submitted by November 6, 2023. It is uncertain when the proposed rules will be finalized and become effective, what the ultimate scope and timing of the staffing requirements will be thereunder, and whether any such requirements will be accompanied by additional funding to offset any increased costs associated with meeting these requirements for our operators. Depending on the ultimate level of staffing required, an unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants.
As a result of impacts experienced by our tenants since the onset of the COVID-19 pandemic, the ability of some of our tenants to continue to meet their financial obligations to us in full has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three and nine months ended September 30, 2023, we collected 97.5% and 96.9%, respectively, of contractual rents due from our operators excluding cash deposits. In October 2023, we collected 99.3% of contractual rents due from our operators excluding cash deposits. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we may also determine to restructure tenants’ long-term obligations. In the event our tenants are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental income could be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges.
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

Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
During the three months ended March 31, 2023, we recognized an impairment charge of $1.9 million on four facilities held for sale. During the three months ended June 30, 2023, we recognized an impairment charge of $21.4 million on 12 facilities held for sale. During the three months ended September 30, 2023, we recognized an impairment charge of $0.2 million on one facility held for sale. These charges are reported in impairment of real estate investments in the condensed consolidated statements of operations. The impairment charges were recognized to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell.
During the three months ended September 30, 2023, we recognized an impairment charge of $8.0 million related to one SNF. We wrote down its carrying value of $8.7 million to its estimated fair value of $0.7 million, which is included in real estate investments, net on our condensed consolidated balance sheets. The fair value of the asset was based on comparable market transactions.

Asset Sales and Held for Sale Reclassifications
The following table summarizes our dispositions for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of facilities	—	7	4	8
Net sales proceeds	$—	$45,157	$16,464	$46,116
Net carrying value	—	47,444	14,506	48,217
Net (loss) gain on sale	$—	$(2,287)	$1,958	$(2,101)
The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	47,064	14
Assets sold	(14,506)	(4)
Impairment of real estate held for sale	(23,508)	—
September 30, 2023	$21,341	15
On October 20, 2023, we closed on the sale of one ALF consisting of 135 beds located in Florida with a carrying value of $1.6 million, which approximated the net sales proceeds received. The facility was classified as held for sale as of September 30, 2023.
New Lease Agreement
On October 24, 2023, the Company entered into a new master lease (the “New Ridgeline Lease”) with affiliates of Ridgeline Properties, LLC to lease two ALFs in New Jersey which were non-operational and under a short-term lease. The New Ridgeline Lease has an initial term at the date of the lease of approximately 10 years from the facility opening date with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the new lease is approximately $1.0 million beginning on the first day of the second lease year.
Other Real Estate Investment Transactions
In March 2023, the Company received full repayment of the outstanding balance of a $15 million mezzanine loan receivable.
Recent Investments
From January 1, 2023 through November 9, 2023, we acquired ten SNFs, one multi-service campus, and four ALFs for approximately $233.7 million, which includes estimated capitalized acquisition costs. These acquisitions are expected to generate initial annual cash revenues of approximately $19.2 million and an initial blended yield of approximately 8.2% before the impact of any rent abatement.
From January 1, 2023 through November 9, 2023, we originated $45.3 million in mortgage loans. These investments are expected to generate annual interest income of approximately $4.2 million and an initial blended yield of approximately 9.2%.

At-The-Market Offering of Common Stock
On September 15, 2023, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $500.0 million “at-the-market” equity offering program (the “Previous ATM Program” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program.
From January 1, 2023 through November 9, 2023, we entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell an aggregate of 15,794,229 shares of common stock at a weighted average initial sales price of $19.87 per share before commissions and offering expenses. During the three months ended September 30, 2023, we settled 10,893,229 shares outstanding under the ATM forward contracts at a weighted average sales price of $19.57 for net proceeds of $213.1 million. For the remaining shares subject to the ATM forward contracts, we will not receive any proceeds from sales of those shares of common stock by the forward sellers until the forward contracts are settled. We currently expect to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at our discretion, prior to the final settlement date, at which time we expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and nine months ended September 30, 2022. The following table summarizes the ATM Program activity under the ATM forward contracts and direct issuances for the three and nine months ended September 30, 2023 (in thousands, except per share amounts).

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Number of shares	16,285	16,285
Average sales price per share	$19.89	$19.89
Gross proceeds(1)	$323,886	$323,886
(1) Total gross proceeds is before $4.0 million of commissions paid to the sales agents and forward adjustments during both the three and nine months ended September 30, 2023, respectively, under the ATM Program. As of September 30, 2023, 4,901,000 shares of common stock at the weighted average initial sales price of $20.00 per share as of September 30, 2023, before commissions and offering expenses, remain outstanding under the ATM forward contracts.
As of November 9, 2023, we had $496.0 million available for future issuances under the New ATM Program.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	September 30, 2023	June 30, 2023
	(dollars in thousands)
Revenues:
Rental income	$51,218	$47,745	$3,473	7%
Interest and other income	4,659	3,808	851	22%
Expenses:
Depreciation and amortization	13,034	12,716	318	3%
Interest expense	11,750	11,040	710	6%
Property taxes	2,167	1,390	777	56%
Impairment of real estate investments	8,232	21,392	(13,160)	(62)%
Property operating expenses	1,239	658	581	88%
General and administrative	5,519	4,718	801	17%
Other loss:
Gain on sale of real estate, net	—	2,028	(2,028)	(100)%
Unrealized losses on other real estate related investments, net	(5,251)	(2,151)	(3,100)	144%
Net income
Net loss allocated to noncontrolling interests	(11)	—	(11)	*
•Not meaningful
Rental income. Rental income increased by $3.5 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	September 30, 2023	June 30, 2023
Contractual cash rent	$49,234	$46,536	$2,698
Tenant reimbursements	1,991	1,216	775
Total contractual rent(1)	51,225	47,752	3,473
Straight-line rent	(7)	(7)	—
Rental income	$51,218	$47,745	$3,473
(1) Includes initial contractual cash rent, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $3.5 million due to a $2.5 million increase in rental income from real estate investments made after April 1, 2023, a $0.8 million increase in tenant reimbursements, and a $0.4 million increase in rental rates for our existing tenants, partially offset by a $0.2 million decrease in rental income related to dispositions in June 2023.
Interest and other income. The $0.9 million, or 22%, increase in interest and other income was primarily due to an increase of $1.0 million of interest income on new loan investments made after April 1, 2023 and an increase of $0.1 million of interest income on other loans due to a higher number of days during the three months ended September 30, 2023 compared to the three months ended June 30, 2023, partially offset by a decrease of $0.2 million of interest income on money market funds.
Depreciation and amortization. The $0.3 million, or 3%, increase in depreciation and amortization was primarily due to an increase of $0.7 million due to acquisitions and capital improvements made after April 1, 2023, partially offset by a decrease of $0.3 million due to assets classified as held for sale and a decrease of $0.1 million due to assets becoming fully depreciated after April 1, 2023.

Interest expense. Interest expense increased by $0.7 million as detailed below:

Change in interest expense for the three months ended September 30, 2023 compared to the three months ended June 30, 2023
(in thousands)
Increase in outstanding borrowing amount for the Revolving Facility, net	$364
Increase in interest rates for the Term Loan (as defined below)	208
Increase in interest rates for the Revolving Facility (as defined below)	138
Net change in interest expense	$710
Property taxes. The $0.8 million, or 56%, increase in property taxes was primarily due to a $0.6 million increase related to acquisitions made after April 1, 2023 and a $0.2 million increase due to property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale.
Impairment of real estate investments. During the three months ended September 30, 2023, we recognized impairment charges of $8.0 million related to one property held for investment and $0.2 million related to one property held for sale. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended June 30, 2023, we recognized an impairment charge of $21.4 million related to 12 properties classified as held for sale during the quarter.
Property operating expenses. During the three months ended September 30, 2023 and June 30, 2023, we recognized $1.2 million and $0.7 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, or have sold.
General and administrative expense. General and administrative expense increased by $0.8 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	September 30, 2023	June 30, 2023
Cash compensation	$1,439	$1,267	$172
Share-based compensation	1,519	924	595
Incentive compensation	1,125	1,025	100
Professional services	604	704	(100)
Taxes and insurance	224	276	(52)
Other expenses	608	522	86
General and administrative expense	$5,519	$4,718	$801
Gain on sale of real estate, net. During the three months ended June 30, 2023, we recorded a $2.1 million gain on sale of real estate related to the sale of one SNF and one ALF, partially offset by a $0.1 million loss on sale of real estate related to the sale of one ALF. No gain or loss on sale of real estate was recognized during the three months ended September 30, 2023.
Unrealized losses on other real estate related investments, net. During the three months ended September 30, 2023, we recorded a $5.3 million unrealized loss on four mortgage loans receivable and one mezzanine loan receivable. During the three months ended June 30, 2023, we recorded a $1.9 million unrealized loss on three mortgage loans and one mezzanine loan receivable and a $0.3 million loss related to a loan origination fee paid. The unrealized loss is due to rising interest rates.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended		Increase (Decrease)	Percentage Difference
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Revenues:
Rental income	$145,126	$139,831	$5,295	4%
Interest and other income	12,910	4,491	8,419	187%
Expenses:
Depreciation and amortization	37,988	38,390	(402)	(1)%
Interest expense	32,617	20,400	12,217	60%
Property taxes	4,437	3,365	1,072	32%
Impairment of real estate investments	31,510	73,706	(42,196)	(57)%
Provision for loan losses, net	—	3,844	(3,844)	(100)%
Property operating expenses	2,860	4,344	(1,484)	(34)%
General and administrative	15,298	15,352	(54)	—%
Other loss:
Gain (loss) on sale of real estate, net	1,958	(2,101)	4,059	(193)%
Unrealized losses on other real estate related investments, net	(7,856)	(4,706)	(3,150)	67%
Net income
Net loss allocated to noncontrolling interests	(11)	—	(11)	*
•Not meaningful
Rental income. Rental income increased by $5.3 million as detailed below:

	Nine Months Ended		Increase/(Decrease)
(in thousands)	September 30, 2023	September 30, 2022
Contractual cash rent	$141,231	$138,768	$2,463
Tenant reimbursements	3,916	2,026	1,890
Total contractual rent(1)	145,147	140,794	4,353
Straight-line rent	(21)	14	(35)
Adjustment for collectibility (2)	—	(977)	977
Rental income	$145,126	$139,831	$5,295
(1) Includes initial contractual cash rent, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $4.4 million due to an increase of $4.9 million from real estate investments made after January 1, 2022, a $3.9 million increase in rental rates for our existing tenants and a $1.9 million increase in tenant reimbursements, partially offset by a $5.5 million decrease in rental income related to lower cash collections from tenants on a cash basis method of accounting and a $0.8 million decrease due to dispositions after January 1, 2022.
(2) During the nine months ended September 30, 2022, the Company wrote off $1.0 million of uncollectible rent.
Interest and other income. The $8.4 million increase in interest and other income was primarily due to an increase of $8.9 million due to the origination of loans receivable after January 1, 2022, a prepayment penalty of $0.4 million during the nine months ended September 30, 2023, and an increase of $0.2 million of interest income on money market funds, partially offset by a decrease of $0.9 million of interest income due to a loan repayment and a decrease of $0.2 million of interest income due to a loan origination fee received during the nine months ended September 30, 2022.
Depreciation and amortization. The $0.4 million, or 1%, decrease in depreciation and amortization was primarily due to a decrease of $2.4 million due to assets becoming fully depreciated after January 1, 2022 and a decrease of $1.0 million due to classifying assets as held for sale after January 1, 2022, partially offset by an increase of $2.3 million related to acquisitions and capital improvements made after January 1, 2022 and a $0.7 million increase due to reclassifying assets out of held for sale during the three months ended December 31, 2022.

Interest expense. Interest expense increased by $12.2 million as detailed below:

Change in interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
(in thousands)
Increase in interest rates for the Term Loan	$6,002
Increase in interest rates for the Revolving Facility	3,623
Increase in outstanding borrowing amount for the Revolving Facility, net	2,286
Other changes in interest expense	306
Net change in interest expense	$12,217
Property taxes. The $1.1 million, or 32%, increase in property taxes was due to a $0.9 million increase due to property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale, a $0.7 million increase related to acquisitions made after January 1, 2022, an increase of $0.2 million due to reassessments, and an increase of $0.2 million due to the transfer of certain properties to new operators in March 2023 that do not make direct tax payments, partially offset by a decrease of $0.9 million due to the sale of properties after January 1, 2022.
Impairment of real estate investments. During the nine months ended September 30, 2023, we recognized an impairment charge of $23.1 million related to properties classified as held for sale, $8.0 million related to properties held for investment, and $0.4 million related to properties that were sold. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the nine months ended September 30, 2022, we recognized an aggregate impairment charge of $73.7 million related to properties held for sale.
Provision for loan losses, net. During the nine months ended September 30, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No such provision for loan losses was recorded during the nine months ended September 30, 2023.
Property operating expenses. During the nine months ended September 30, 2023 and 2022, we recognized $2.9 million and $4.3 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, or have sold.
General and administrative expense. General and administrative expense decreased by $0.1 million as detailed below:

	Nine Months Ended		Increase/(Decrease)
(in thousands)	September 30, 2023	September 30, 2022
Cash compensation	$4,256	$4,767	$(511)
Incentive compensation	3,700	2,950	750
Share-based compensation	3,379	4,295	(916)
Professional services	1,783	1,299	484
Taxes and insurance	704	693	11
Other expenses	1,476	1,348	128
General and administrative expense	$15,298	$15,352	$(54)
Gain (loss) on sale of real estate, net. During the nine months ended September 30, 2023, we recorded a $2.1 million gain on sale of real estate related to the sale of one SNF and one ALF, partially offset by a $0.1 million loss on sale of real estate related to the sale of two ALFs. During the nine months ended September 30, 2022, we recorded a $2.1 million loss on sale of real estate related to the sale of six SNFs and one multi-service campus and a $0.2 million loss on sale of real estate related to the sale of a land parcel, partially offset by a $0.2 million gain on sale of real estate related to the sale of one SNF.

Unrealized losses on other real estate related investments, net. During the nine months ended September 30, 2023, we recorded an unrealized loss of $8.1 million related to five mortgage loans and one mezzanine loan receivable due to rising interest rates and a $0.3 million loss due to a loan origination fee paid, partially offset by a reversal of a previously recognized unrealized loss of $0.5 million related to the repayment of one mezzanine loan receivable. During the nine months ended September 30, 2022, we recorded a $4.7 million unrealized loss on one secured loan receivable and two mezzanine loans receivable. The unrealized loss is due to rising interest rates.
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
We believe that our expected operating cash flow from rent collections, interest payments on our other real estate related investments, and borrowings under our Second Amended Credit Facility, together with our cash balance of $3.5 million, available borrowing capacity of $600.0 million under the Revolving Facility, 4,901,000 shares of common stock subject to forward equity sale contracts at the weighted average initial sales price of $20.00 per share, before commissions and offering expenses, which can be settled at any time before the one year anniversary of the applicable forward contract, and availability of $496.0 million under the ATM Program, each at September 30, 2023, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio as described under “Recent Developments” above, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in February 2026 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On September 15, 2023, we entered into the New ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more ATM forward contracts with sales agents for the sale of shares of our common stock under the ATM Program. See “At-The-Market Offering of Common Stock” for information regarding activity under the ATM Program.
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
As of September 30, 2023, we are in compliance with all debt covenants on our outstanding indebtedness.
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022

Net cash provided by operating activities	$112,096	$110,672
Net cash used in investing activities	(232,305)	(141,759)
Net cash provided by financing activities	110,516	16,053
Net decrease in cash and cash equivalents	(9,693)	(15,034)
Cash and cash equivalents as of the beginning of period	13,178	19,895
Cash and cash equivalents as of the end of period	$3,485	$4,861
Net cash provided by operating activities increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $1.4 million in cash provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to an increase in interest income received on our other real estate related investments, an increase in rental income received, and a decrease in cash paid for general and administrative expense, partially offset by an increase in cash paid for interest expense.
Cash used in investing activities for the nine months ended September 30, 2023 was primarily comprised of $253.3 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate and $9.1 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $15.7 million of principal payments received from our other real estate related investments and other loans receivable and $14.5 million in net proceeds from real estate sales. Cash used in investing activities for the nine months ended September 30, 2022 was primarily comprised of $171.6 million in acquisitions of real estate and investments in real estate related investments and other loans receivable and $5.5 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $34.1 million in net proceeds from real estate sales and $1.2 million of principal payments received from other loans receivable.
Our cash flows provided by financing activities for the nine months ended September 30, 2023 were primarily comprised of $319.0 million in net proceeds from the issuance of common stock and $1.1 million in contributions from noncontrolling interests, partially offset by $125.0 million in net payments under our Revolving Facility (as defined below), $83.1 million in dividends paid and a $1.5 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the nine months ended September 30, 2022 were primarily comprised of $100.0 million in net borrowings under our Prior Credit Agreement (as defined below), partially offset by $79.5 million in dividends paid and a $4.5 million net settlement adjustment on restricted stock.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Second Amended Credit Facility (as defined below). As of September 30, 2023, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, we, together with certain of our subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Second Amended Credit Agreement”). The Operating Partnership is the borrower under the Second Amended Credit Agreement, and the obligations thereunder are guaranteed, jointly and severally, on an unsecured basis, by us and certain of our subsidiaries. The Second Amended Credit Agreement, which amends and restates our amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
On October 10, 2023, we entered into the First Amendment to the Second Amended Credit Agreement with KeyBank National Association (the “First Amendment”). The First Amendment restates the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
As of September 30, 2023, we had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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

As of September 30, 2023, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Capital Expenditures
As of September 30, 2023, we had committed to fund expansions, construction and capital improvements at certain triple-net leased facilities totaling $11.8 million, of which $3.2 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended September 30, 2023.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 9, 2023, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Second Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million and an unsecured term loan facility in an aggregate principal amount of $200.0 million from a syndicate of banks and other financial institutions.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of September 30, 2023, we had a $200.0 million Term Loan outstanding and had no borrowings outstanding under the Revolving Facility.

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
Based on our outstanding debt balance as of September 30, 2023 described above and the interest rates applicable to our outstanding debt at September 30, 2023, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $1.5 million for the nine months ended September 30, 2023.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 risk factors which materially affect our business, financial condition, or results of operations. Other than revisions to the risk factor below, there have been no material changes from the risk factors previously disclosed in such reports.

Investments through joint ventures involve risks not present in investments in which we are the sole investor.
We have invested, and may continue to invest, as a joint venture partner in joint ventures. Such investments may involve risks not otherwise present when acquiring real estate directly, including for example:

•the joint venture partner(s) may at any time have economic or business interests or goals which are or which may become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;
•the possibility that the joint venture partner(s) might become insolvent or bankrupt;
•the possibility that we may incur liabilities as a result of an action taken by the joint venture partner(s);
•joint ventures may share certain approval rights over major decisions;
•a joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;
•our ability to sell or transfer our interest in the joint ventures on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with the counterparties in the joint ventures;
•we may be required to contribute additional capital if the counterparties in the joint ventures fail to fund their share of required capital contributions;
•disputes between us and a joint venture partner may result in litigation or arbitration that would increase our expenses and distract our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or
•under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

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

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2019, is incorporated herein by reference).

*10.1	First Amendment to Second Amended and Restated Credit and Guarantee Agreement, dated as of October 10, 2023, by and among CTR Partnership, L.P., CareTrust REIT, Inc. and KeyBank National Association

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
November 9, 2023	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

November 9, 2023	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)