Form 10-K
period 2023-12-31
CareTrust REIT, Inc.
filed 2024-02-08
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2.0 billion.
As of February 7, 2024, there were 130,503,392 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2023, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iii) the impact of healthcare reform legislation, including minimum staffing level requirements, on the operating results and financial conditions of our tenants; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xi) the ability to retain our key management personnel; (xii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiv) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xv) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
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
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2023, CareTrust REIT owned, directly or through joint ventures, and leased to independent operators, 226 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) (including facilities classified as held for sale) consisting of 23,928 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California and Texas. As of December 31, 2023, we also had other real estate related investments consisting of one preferred equity investment, eight real estate secured loans receivable and one mezzanine loan receivable with a carrying value of $180.4 million.
The following table summarizes the Company’s acquisitions from January 1, 2023 through February 8, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$169,181	$13,764	10	1,256
Multi-service campuses	25,276	1,916	1	168
Assisted living(5)	50,354	4,517	5	327
Total	$244,811	$20,197	16	1,751
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months excluding the impact of straight-line rent or rent abatement in the first one to three months, if applicable.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes three SNFs held through joint ventures. See Note 3, Real Estate Investments, Net, and Note 11, Variable Interest Entities, for additional information.
(5)Includes one ALF held through a joint venture. See Note 14, Subsequent Events, for additional information.
The following table summarizes other real estate related investments by the Company from January 1, 2023 through February 8, 2024 (dollars in thousands):

Investment Type	Investment	Annual Initial Interest Income(1)	Number of Properties	Number of Beds/Units(2)
Mortgage secured loans receivable	$51,584	$4,806	9	772
Mezzanine loans receivable	52,165	7,119	N/A	N/A
Preferred equity	1,782	267	N/A	N/A
Total	$105,531	$12,192	9	772
(1)Represents annualized acquisition-date interest income on any mortgage secured loans receivable and mezzanine loans, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate floor.
(2)The number of beds/units includes operating beds at the investment date.
From January 1, 2023 through December 31, 2023, we sold one SNF and four ALFs for net proceeds of $18.3 million, resulting in a net gain on sale of property of $2.2 million. Subsequent to December 31, 2023, we closed on the sale of one SNF and one ALF with an aggregate carrying value of $1.0 million, which approximated the net sales proceeds received.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant, as defined below). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, and secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties. From time to time, we also partner with third-party institutional investors to invest in healthcare real estate through joint ventures. Pursuant to our joint ventures, we typically contribute 97.5% of the joint venture’s total investment amount and we receive 100% of the preferred equity interest in the joint venture in exchange for 95% of that total investment and a 50% common equity interest in the joint venture in exchange for the remaining 2.5% of that investment. Our joint venture partner contributes the remaining 2.5% of the joint venture’s total investment amount in exchange for a 50% common equity interest in the joint venture.
We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators, behavioral health facilities and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants; however, we have no contractual obligation to do so. Moreover, our tenants have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants on at least a monthly basis. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. In addition, we have, and may from time to time in the future, repurpose facilities for other uses, such as behavioral health. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. We have also assisted our tenants with transitioning to lower emissions technologies through our tenant incentive program, where we support efficiency projects through our dedicated tenant capital expenditure budget, providing sustainability incentives rent-free. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.
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
•Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 15,000 facilities as of July 2023, as compared with over 15,600 facilities as of July 2016. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and assisted living providers due to the shift of patient care to lower cost settings and an aging population.

•Increased Demand Driven by Aging Populations. As seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. The U.S. Census estimates that there were over 58 million people in the United States in 2022 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2020 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $193.6 billion in 2022, which includes federal expenditures in response to the COVID-19 pandemic, to approximately $283.3 billion in 2031. Although seniors housing and skilled nursing occupancy rates have declined during the COVID-19 pandemic, we believe that these trends in population will support an increasing demand for services in the long-term, which in turn will likely support an increasing demand for the services provided within our properties.
While most factors described above indicate projected growth for our industry, labor shortages and proposed minimum staffing requirements from the Centers for Medicare and Medicaid Services (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Updates”) have led, and may continue to lead, to increased costs. Additionally, elevated interest rates and volatility in the capital markets have limited the availability of debt capital, increased our costs of capital to finance acquisitions and increased our borrowing costs. Further, our operators have experienced increased costs, liquidity constraints and financing difficulties due to the current market conditions, which could cause them to be unable or unwilling to make rental or interest payments when due. It is difficult to predict the duration of the effects of these economic and market conditions on the industry.
Portfolio Summary
We have a geographically diverse portfolio of properties, consisting of the following types as of December 31, 2023:
•Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2023, our portfolio included 151 SNFs (excluding 12 SNFs held for sale). Included in the 151 SNFs are three SNFs held through joint ventures and one SNF which is non-operational. In addition, our portfolio includes 25 SNFs located on campuses that also have ALFs or ILFs, which we refer to as multi-service campuses (see below under “Multi-Service Campuses”).
•Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. The level of personal assistance that may be provided at ALFs is based in part on state regulations. Since states often apply differing license classifications, and standards, regulatory requirements may differ significantly between states. As of December 31, 2023, our portfolio included 34 ALFs (excluding two ALFs classified as held for sale), some of which also contain independent living and memory care units. Included in the 34 ALFs are two facilities which are in the process of being repurposed and two facilities which are non-operational.
•Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities and are not licensed to provide healthcare services to residents. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, and are typically occupied by an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on site security and emergency response programs. As of December 31, 2023, our portfolio included two ILFs.
•Multi-Service Campuses. Multi-service campuses generally include some combination of co-located SNFs, ALFs, ILFs, and/or memory care units all housed at a single location and operated as a continuum of care. We also refer to continuing care retirement communities as multi-service campuses. These facilities are often marketed as an opportunity for residents to “age in place,” and tend to attract couples where the individuals may require or benefit from differing levels of care. As of December 31, 2023, our portfolio included 25 facilities that we classify as multi-service campuses.
Our portfolio of SNFs, ALFs, ILFs and multi-service campuses is broadly diversified by geographic location throughout the United States, with concentrations in California and Texas based on rental income.
Significant Master Leases
As of December 31, 2023, we leased 94 facilities to subsidiaries of Ensign, which have a total of 9,776 operational beds. We have leased a significant number of our properties to subsidiaries of Ensign on a triple-net basis under eight long-term leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography (each an “Ensign Master Lease” and collectively, the “Ensign Master Leases”). The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At Ensign’s option, each Ensign Master Lease may be extended for up to three five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased property then subject to the applicable Ensign Master Lease. During the year ended December 31, 2020, the Company acquired four additional facilities, which have a total of 620 operational beds, leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements, each of which contains a purchase option. As of December 31, 2023, annualized contractual rental income from the Ensign Master Leases was $63.8 million, and annualized contractual rental income from all Ensign leases was $67.8 million, representing 31% and 33% of total annualized contractual rental income, respectively. Rent is escalated annually in June under the Ensign Master Leases, and in December for the four additional facilities leased to Ensign, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. The Ensign Master Leases are guaranteed by Ensign and contain cross-default provisions. The obligations under the lease agreements for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases.
As of December 31, 2023, 15 of our properties were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”), and have a total of 2,144 operational beds. The PMG Master Lease commenced on December 1, 2016, and provides for an initial term of fifteen years, with two five-year renewal options. As of December 31, 2023, annualized contractual rental income from the PMG Master Lease was $31.2 million, representing 15% of total annualized contractual rental income.
See “Risk Factors — Risks Related to Our Business and Operations — We are dependent on the healthcare operators that lease our properties to successfully operate their business and make contractual lease payments, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”
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

Properties by Type:
The following table displays the geographic distribution of our facilities, excluding those held for sale, and the related number of beds and units available for occupancy by property type, as of December 31, 2023. The number of beds or units that are operational may be less than the official licensed capacity.

	Total		SNFs		Multi-Service Campuses		ALFs and ILFs
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
CA(1)	46	5,676	32	3,712	9	1,527	5	437
TX	45	5,871	40	5,123	3	536	2	212
ID	17	1,474	16	1,405	1	69	—	—
UT	13	1,374	9	913	1	272	3	189
AZ	11	1,340	8	971	—	—	3	369
IL	11	1,053	7	642	2	275	2	136
WA	10	936	9	839	—	—	1	97
LA	8	1,164	7	949	1	215	—	—
CO	7	785	5	517	—	—	2	268
OH	6	609	2	226	3	317	1	66
IA	5	354	3	185	2	169	—	—
MI	5	255	—	—	—	—	5	255
NE	5	366	3	220	2	146	—	—
MT	3	260	3	260	—	—	—	—
NV	3	304	1	92	—	—	2	212
MN	2	62	—	—	—	—	2	62
NC	2	105	—	—	—	—	2	105
NJ	2	98	—	—	—	—	2	98
WI	2	89	—	—	—	—	2	89
FL	1	80	—	—	—	—	1	80
GA	1	148	1	148	—	—	—	—
KS	1	102	1	102	—	—	—	—
MD	1	120	—	—	—	—	1	120
ND	1	83	1	83	—	—	—	—
NM	1	124	1	124	—	—	—	—
OR	1	53	1	53	—	—	—	—
SD	1	81	1	81	—	—	—	—
WV	1	67	—	—	1	67	—	—
Total	212	23,033	151	16,645	25	3,593	36	2,795
(1)Includes three SNFs with 385 beds held in consolidated joint ventures.

Occupancy by Property Type:
The following table displays occupancy by property type for each of the years ended December 31, 2023 and 2022. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds are included in the computation following the date of acquisition, or through the date of disposition, only).

	Year Ended December 31,
Property Type	2023(1)	2022(2)
Facilities Leased to Tenants: (3)
SNFs	75%	73%
Multi-Service Campuses	75%	71%
ALFs and ILFs	75%	74%

(1)    Occupancy data excludes two facilities which are in the process of being repurposed, one non-operational SNF and two non-operational ALFs.
(2)    Occupancy data excludes two facilities which are in the process of being repurposed and two non-operational ALFs.
(3)    Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.

Property Type — Rental Income:
The following tables display the annual rental income for each property type leased to third-party tenants for the years ended December 31, 2023 and 2022 and total beds/units for each property type as of December 31, 2023 and 2022.

	For the Year Ended December 31, 2023		As of December 31, 2023
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs(1)	$145,589	73%	17,366
Multi-Service Campuses	35,779	18%	3,593
ALFs and ILFs	17,231	9%	2,969
Total	$198,599	100%	23,928
(1)Includes three SNFs held in consolidated joint ventures.

	For the Year Ended December 31, 2022		As of December 31, 2022
Property Type	Rental Income (in thousands)	Percent of Total	Total Beds/ Units
SNFs	$135,701	72%	16,193
Multi-Service Campuses	33,149	18%	3,463
ALFs and ILFs	18,656	10%	3,175
Total	$187,506	100%	22,831

Geographic Concentration — Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2023 and 2022 (dollars in thousands).

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
State	Rental Income(1)	Percent of Total	Rental Income	Percent of Total
CA	$58,838	30%	$51,553	27%
TX	43,768	22%	41,021	22%
LA	17,856	9%	17,092	9%
ID	14,943	8%	14,446	8%
AZ	13,293	7%	12,968	7%
UT	7,823	4%	7,612	4%
IL	6,975	4%	6,074	3%
CO	5,960	3%	5,796	3%
WA	4,893	2%	4,793	3%
IA	4,584	2%	5,318	3%
OH	4,141	2%	4,128	2%
MT	2,254	1%	2,188	1%
NV	2,231	1%	2,177	1%
MI	2,069	1%	3,003	2%
GA	1,454	1%	944	1%
MN	1,100	1%	1,064	1%
NM	1,083	1%	937	1%
NE	1,020	1%	995	1%
SD	972	*	944	*
WV	776	*	751	*
WI	556	*	520	*
KS	511	*	—	*
NC	505	*	1,172	1%
ND	475	*	461	*
OR	423	*	411	*
MD	71	*	247	*
FL	25	*	222	*
VA	—	*	539	*
IN	—	*	130	*
NJ	—	*	—	*
Total	$198,599	100%	$187,506	100%
•Represents less than 1%
(1)    Includes three SNFs held in consolidated joint ventures.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs. We are expanding our investments into behavioral health facilities and we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. We may utilize the RIDEA structure for future acquisitions (see “Business Strategies - Diversify Asset Portfolio” below). Our properties are located in 28 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, we have also invested in joint ventures through which we own properties, as well as mortgage loans receivable and mezzanine loans. We expect that our future investments may also include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.

Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our properties are located in 28 different states, with concentrations in California and Texas based on rental income. The properties in any one state do not account for more than 30% of our total rental income as of December 31, 2023. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Long-Term, Triple-Net Lease Structure. All of our owned properties (including properties we own through joint ventures, excluding one SNF which is non-operational), are leased to our tenants under long-term, triple-net leases, pursuant to which the operators are responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 33% of total annualized contractual rental income as of December 31, 2023. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Investments in Joint Ventures. From time to time, we partner with third-party institutional investors to invest in healthcare real estate through joint ventures. Pursuant to our joint ventures, we typically contribute 97.5% of the joint venture’s total investment amount and we receive 100% of the preferred equity interest in the joint venture in exchange for 95% of that total investment and a 50% common equity interest in the joint venture in exchange for the remaining 2.5% of that investment. Our joint venture partner contributes the remaining 2.5% of the joint venture’s total investment amount in exchange for a 50% common ownership interest in the joint venture. These are investments that we typically consolidate as they are variable interest entities and as we are considered to be the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s economic performance and have the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant.
Lower Cost of Capital. Our ability to access the capital markets provides us greater flexibility to manage our cost of capital and also offers us the ability to fund future acquisitions through the issuance of additional shares, including under our ATM Program (as defined below). During the year ended December 31, 2023, we sold approximately 30.9 million shares at an average gross price of $20.86 for gross proceeds of approximately $643.8 million under our ATM Program to fund future acquisitions.
Ability to Identify Talented Operators. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers and seniors housing operators. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investments in new and/or improving properties, while seeking dedicated and engaged operators who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators by providing strategic capital for facility acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position, care and service programs, operating efficiencies and likely business prospects.
Experienced Management Team. David M. Sedgwick was appointed as our Chief Executive Officer effective January 1, 2022. At the time of his appointment, Mr. Sedgwick was serving as our President, a role he had filled since February 2021, and he continues to hold that title. He previously served as our Chief Operating Officer from August 2018 through 2021, and as our Vice President-Operations from CareTrust’s launch as an independent public company in 2014 to 2018. Mr. Sedgwick has more than 23 years of experience in the skilled nursing and seniors housing industry. Mr. Sedgwick’s President, Chief Operating Officer and Vice President duties regularly involved him in matters related to new investments, asset management, tenant relations, portfolio management, portfolio optimization, investor relations and capital markets activities for the Company. Prior to joining CareTrust, Mr. Sedgwick served as the Chief Human Capital Officer and President of Facility Services at Ensign. Mr. Sedgwick has been a licensed nursing home administrator since 2001.
Our Chief Financial Officer, William M. Wagner, has more than 30 years of accounting and finance experience, primarily in real estate, including more than 19 years of experience working extensively for REITs. Most notably, he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company prior to joining us as our Chief Financial Officer.

James B. Callister was appointed as our Executive Vice President effective July 2022 and Chief Investment Officer effective December 31, 2022. Mr. Callister continues to serve as Secretary, and previously served as General Counsel from February 2021 to July 2022. Prior to joining the Company, Mr. Callister worked as a real estate attorney and a partner at the law firm of Sherry Meyerhoff Hanson & Crance LLP and, before that, at the law firm of O’Melveny & Myers LLP.
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
The key components of our business strategies include:
Diversify Asset Portfolio. We diversify through the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities and strategically investing in new developments with options to acquire the developments at stabilization. We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of SNFs, ALFs and ILFs. We are expanding our investments into behavioral health facilities and we may determine in the future to expand our investments to include medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire, or invest in, additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors. We may invest in seniors housing managed communities operated by third-party property managers pursuant to property management agreements utilizing the structure proposed in the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. The seniors housing managed communities structure would give us direct exposure to the risks and benefits of the operations of the communities. The third-party property managers would manage our communities in exchange for the receipt of a management fee, and as such, we would not be directly exposed to the credit risk of the property managers in the same manner or to the same extent as our triple-net tenants. Under this management structure, we would be required to rely on a third-party operator to hire and train all facility employees, enter into third-party contracts for the benefit of the facility, comply with laws, and provide resident care and we would be substantially limited in our ability to control or influence day-to-day operators.
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
Fund Strategic Capital Improvements. We support operators by providing capital to them for a variety of purposes, including capital expenditures and facility modernization. We expect to structure these investments as either lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term. We have also assisted our tenants with transitioning to lower emissions technologies through our tenant incentive program, where we support efficiency projects through our dedicated tenant capital expenditure budget, providing sustainability incentives rent-free.
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
Sustainability and Corporate Social Responsibility
As triple-net landlords, our core responsibility lies in tracking, educating, and incentivizing our tenants, who hold decision-making authority at the property level, to make sustainable and financially prudent business decisions. We believe that environmental sustainability is an important part of our commitment to helping people live and age well in those communities. We are committed to sustainable practices in our corporate offices and to providing tenant education, support and incentives to make sustainable improvements at our net-leased properties.
In 2023, we published our third annual Corporate Sustainability Report (our “ESG Report”) as part of our ongoing commitment to provide regular reporting on our environmental, social and governance (“ESG”) priorities. Our ESG Report outlines our high priority ESG initiatives and goals for our company and our property portfolio. In our 2022 ESG Report, we included a Global Reporting Initiative (“GRI”) Index in reference to the GRI Standards as well as a Task Force on Climate-Related Financial Disclosures (“TCFD”) index to further align with applicable global standards for sustainability reporting.
Beginning in 2020, with the assistance of an ESG consultant, we designed a monitoring plan to collect key environmental data from a pilot group of 50 of our net-leased properties. The plan’s objective was to benchmark energy and water usage and the impact of our facilities on greenhouse gas emissions and climate change. During 2021, we implemented the plan’s monitoring systems and began collecting data for this pilot group of 50 properties, increasing to 100 properties by the end of 2023. During 2023, we added waste tracking for the 100 properties. We expect the data to help us identify the most promising opportunities for improvement in our portfolio, set informed ESG goals and measure progress over time. In addition, as a landlord and capital supplier to a key segment of the healthcare industry, we intend to seek further opportunities to encourage and incentivize fair and healthy work environments for healthcare workers and suitable living conditions for patients and residents, and to promote diversity, inclusion and the ethical treatment of employees, residents, patients and others wherever our activities and influence can be felt.
During 2023, we partnered with a third party to conduct a portfolio level physical climate risk assessment on all standing assets. Physical risks assessed were heat, flood, precipitation, fire, and drought. In the overall portfolio physical climate risk assessment, four risk categories were defined with a portfolio risk percentage provided for each category, addressing each physical risk. The climate risk assessment found that the highest risk for our portfolio was heat caused by higher temperatures.
During 2023, we distributed a Tenant Climate Risk-Opportunity Survey and received a 50% response rate. This survey helped contribute to ESG dialogue with tenants and overall improved our risk management strategy. The survey found transitional risks for our tenants due to transitioning to a low carbon economy including increased material costs, volatility in utilities’ pricing, market preference for greener buildings, and higher insurance premiums.
Also in 2020, we published our Tenant Code of Conduct & Corporate Responsibility (our “Tenant ESG Program”). The Tenant ESG Program provides our eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. Our board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program. As disclosed in our 2022 ESG Report, we tracked $567,304 in environmental improvements at our properties from September 2022 to September 2023.
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
During 2023, we conducted an employee satisfaction survey with a 100% response rate and an overall satisfaction rate of 86%. The survey found that 70% or more employees agree that our comprehensive benefits package is very competitive and a strong point of working for CareTrust, employees are highly committed to their future at CareTrust, and that CareTrust has a culture that values inclusivity.
CareTrust invests significant time and resources in supporting and developing our employees and creating a desirable workplace. Our core philosophies and policies in this regard include:
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
As of December 31, 2023, we employed 17 full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement. Our comprehensive benefits package includes flexible work hours, the option to work remotely, and company workspaces/amenities.
Retention and Turnover. Recruiting, hiring, training and retaining excellent employees is a high priority for us. These activities carry real and substantial costs, which we regard as a meaningful investment in our workforce and our company. We believe that employee turnover is costly in direct and indirect ways, and we are committed to employee retention and satisfaction. During the year ended December 31, 2023, we experienced turnover of three full-time employees, excluding our executive officers.
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
Government Regulation, Licensing and Enforcement
Overview
As operators of healthcare facilities, tenants of our healthcare properties are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face significant regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants to civil, criminal and administrative sanctions. Affected tenants may find it increasingly difficult and costly to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the legal requirements often vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors — Risks Related to Our Business and Operations.”
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
The scope of prohibited payments in the Anti-Kickback Law is broad. The U.S. Department of Health and Human Services (“HHS”) has promulgated regulations which describe certain “safe harbor” arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. An arrangement that fits squarely into a safe harbor is immune from prosecution under the Anti-Kickback Statute. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many SNFs, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful and unlawful economic arrangements or other relationships between health care providers and referral sources, health care providers entering into these arrangements or relationships may be required to alter them in order to ensure compliance with the Anti-Kickback Law and may be subject to significant liability should an arrangement that does not fully satisfy a safe harbor be determined to be illegal. On November 20, 2020, HHS promulgated significant new Anti-Kickback Law regulations, including changes to existing safe harbors and the creation of new safe harbors, in an effort to reduce regulatory burden and incentivize coordinated care, including value-based arrangements.
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
See “Risk Factors — Risks Related to Our Business and Operations — Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations” for additional risks related to changes in Medicare reimbursement.
Increased Government Oversight and Transparency
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
In November 2023, CMS adopted a final rule implementing certain portions of the Affordable Care Act, requiring the disclosure of certain ownership, managerial, and other information regarding Medicare SNFs and Medicaid nursing facilities. This final rule defines the term “real estate investment trust,” which sets the stage for Medicare SNFs to disclose whether each direct or indirect owning or managing entity is a real estate investment trust. This may enable CMS and others to scrutinize more closely how direct and indirect ownership and management correlate with care outcomes and to determine which environments are more likely to deliver better care for residents and patients.
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
Labor and Employment Matters
A wide variety of federal, state and local labor and employment laws and regulations impact healthcare facility operations. Our tenants are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, minimum staffing, wage and hour laws, overtime and other compensation requirements, employee benefits and other leave and sick pay requirements, proper classification of workers as employee or independent contractors, and immigration and equal employment opportunity laws, among others. These laws and regulations can vary significantly among jurisdictions, can change, and can be highly technical and involve strict liability for noncompliance with technical detail. Costs and expenses related to these requirements are a significant operating expense and may increase as laws and regulations change. For example, on October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on facility type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028.
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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2023, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.
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

ITEM 1A.    Risk Factors
Risks Related to Our Business and Operations
We are dependent on the healthcare operators that lease our properties to successfully operate their businesses and make contractual lease payments, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Because all of the properties we own, except for one SNF which is non-operational, are operated by our tenants pursuant to triple-net master leases (including properties we own through joint ventures), we are unable to directly implement strategic business decisions regarding the daily operation and marketing of these properties. While we have rights as the property owner under our triple-net leases and monitor our tenants’ and operators’ performance, we may have limited recourse under our master leases if we believe that a tenant or operator is not performing adequately, and any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which in turn, could adversely affect their ability to make rental payments to us and otherwise adversely affect our results of operations, including our ability to repay our outstanding indebtedness or our ability to pay dividends to our stockholders as required to maintain our REIT status. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that our tenants will have sufficient assets, income and financing to enable them to satisfy their contractual lease payment or indemnification obligations and our tenants have in the past, and may in the future, fail to make rent payments when due, or our tenants may declare bankruptcy.
Ensign leases or provides a guaranty for a significant portion of our properties. As of December 31, 2023, properties leased to Ensign represented $67.8 million, or 33%, of total annualized contractual rental income, and properties leased to Pennant under the Pennant Master Lease for which Ensign provides a guaranty (the “Pennant Guaranty”) represented $7.3 million, or 4%, of total annualized contractual rental income. Ensign’s inability or unwillingness to meet its lease obligations or its obligations pursuant to the Pennant Guaranty could materially adversely affect our business, financial position or results of operations. In addition, Ensign’s inability to satisfy its other lease obligations including payment of insurance, taxes and utilities, could materially and adversely affect the condition of the properties leased to Ensign as well as Ensign’s business, financial position and results of operations. Accordingly, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
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
Global credit and financial markets have experienced extreme volatility and disruptions over the past several years, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflicts in Ukraine and Gaza, the continuing effects of the COVID-19 pandemic and supply chain disruptions. While consumer sentiment is on the rise, concerns about declines in economic growth have faded and inflation has cooled there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. In addition, increased costs due to inflationary conditions may have material adverse effects on the operating expenses of our tenants and their ability to meet their obligations to us and may also increase the costs for us to make capital improvements to our facilities.
Our business could also be adversely impacted by volatility caused by geopolitical events, such as the conflicts in Ukraine and Gaza. A significant downturn in economic activity may cause a reduction in spending on healthcare matters and our tenants may need to seek to lower their costs by renegotiating leases. Such reductions may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Our tenants depend on reimbursement from government and other third-party payors and if reimbursement rates from such payors are reduced by future legislative reform, it could cause our tenants’ revenues to decline and could affect their ability to meet their obligations to us.
Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. For example, the federal government and a number of states are currently managing budget deficits and, as a result, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a decrease in reimbursement rates for our tenants. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants under both the Medicaid and Medicare programs. Additionally, in July 2023, Medicare excluded marriage and family therapist services and mental health counselor services from SNF consolidated billing. While these services may still be billed by the clinicians providing the services, such services may not be covered under the SNFs Medicare Part A payment. While we cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ costs of doing business and on the amount of reimbursement by government and other third-party payors, potential reductions in Medicaid and Medicare reimbursement, or in non-governmental third-party payor reimbursement, to our tenants could reduce the revenues of our tenants and their ability to meet their obligations to us.
Bankruptcy, insolvency or financial deterioration of our tenants could delay or prevent collection of unpaid rents or require us to find new tenants.
We receive substantially all of our income as rental payments under leases of properties we own directly or through our joint ventures. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants have in the past, and may in the future, fail to make rent payments when due, or our tenants may declare bankruptcy. Tenant bankruptcies or failures to make rent payments when due could result in termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders (which could adversely affect our ability to raise capital or service our indebtedness). This risk is magnified where we lease multiple properties to a single tenant, such as Ensign.
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
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The existence of impairment indicators is based on factors such as market conditions, operating performance and legal structure. If we determine that an impairment has occurred, we are required to adjust the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, in the twelve months ended December 31, 2023, we recorded impairment charges of approximately $36.3 million.
The geographic concentration of some of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
As a result of the concentration of our properties in California and Texas as described in “Portfolio Summary” under Item 1 of this Annual Report on Form 10-K, the conditions of local economies and real estate markets, including increases in real estate taxes, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature, the impacts of climate change and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
Our facilities located in Texas and certain other states in the southeast are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding and our facilities located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These types of natural disasters will likely increase in number, scope and intensity as a result of climate change. Further, these acts of nature may cause disruption to our tenants, their employees and our facilities, which could have an adverse impact on our tenants’ patients and businesses. In order to provide patient care, our tenants are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at the facilities. If the power supply, delivery of goods or the ability of employees to reach our facilities is interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our tenants’ businesses at those facilities. Furthermore, the impact, or impending threat, of a natural disaster may require that our tenants evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients at such facilities. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ patients and employees, severely damage or destroy one or more of our facilities, harm our tenants’ business, reputation, financial condition and financial performance, or otherwise cause our tenants’ businesses to suffer in ways that we currently cannot predict.
In addition, to the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather, including higher temperatures, increases in precipitation, fire, drought and flood, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Based on our overall portfolio physical climate risk assessment, we found that the highest climate risk for our portfolio was heat caused by higher temperatures, which may result in higher operating and energy costs for our tenants and higher capital costs for resiliency measures for us and our tenants to maintain the property and its value. Should the impact of climate change be material in nature, including destruction or degradation of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. Increased costs to our tenants to maintain the properties and take appropriate resiliency measures could harm the financial condition and financial performance of our tenants. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.
We are subject to risks associated with public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases, including the global health concerns related to the COVID-19 pandemic. The COVID-19 pandemic adversely impacted nearly all aspects of our business. Public health crises, including significant COVID-19 outbreaks and any future epidemics or pandemic, could result in similar adverse impacts on our business, results of operations, cash flows and financial condition. Risks to our business that have been associated with the COVID-19 pandemic, and may be associated with future COVID-19 outbreaks or other public health crises, include:
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
•increased costs or delays that we have incurred, and may continue to incur, if we need to reposition or transition any of our currently-leased properties to another tenant or operator, which have adversely impacted, and may in the future adversely impact, our revenues and results of operations;
•risks related to lawsuits and regulatory enforcement actions related to pandemic outbreaks involving us, our tenants, operators or borrowers, including increases in the costs of business, negative publicity and/or further decreases in occupancy and/or profitability at our facilities;
•the expiration, or lack of enforcement, of certain liability immunity for health care providers in relation to a qualified pandemic under the Public Readiness and Emergency Preparedness Act (the “PREP Act”);
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
The extent to which the COVID-19 pandemic, or other future health crises, may impact our business, results of operations, cash flows and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, the timing, distribution and efficacy of vaccines and other treatments, Unites States and foreign government actions to respond to the outbreak, the extent of disruption to our business and the business of our tenants and borrowers, and how quickly and to what extent normal operation conditions can resume.
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

In the future, our joint ventures may also involve property development, which presents additional risks that could render a development project less profitable or not profitable at all and, under certain circumstances, may prevent completion of development activities once undertaken.
Increased competition has resulted and may further result in lower net revenues for some of our tenants and may affect their ability to meet their financial and other contractual obligations to us.
The healthcare industry is highly competitive. The occupancy levels at, and results of operations from, our facilities are dependent on our ability and the ability of our tenants to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Operating expenses such as food, utilities, taxes, insurance, labor costs (including due to minimum wage laws) and rent or debt service continue to increase. In addition, our tenants face an increasingly competitive labor market for skilled management personnel and nurses together with Medicaid reimbursement in some states that does not cover the full cost of caring for residents. Significant turnover, or a shortage of nurses or other trained personnel or general inflationary pressures on wages, may force tenants to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants to attract and retain qualified personnel could reduce the revenues of our tenants and their ability to meet their obligations to us.
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
Cybersecurity incidents or other damage to the information systems and technology of us or our tenants could harm our business.
We rely on information technology networks, enterprise and other cloud-based applications and other information systems to process, transmit and store electronic information, and to manage and support our business processes, including financial transactions and records, and to maintain personal information and tenant and lease data. We purchase some of our information technology, including software and cloud-based technology, from third party service providers, on whom we and our systems depend. While we have taken steps to protect the security of our information systems, we have, from time to time, experienced cybersecurity incidents of varying degrees, although none of these cyber incidents have had a material adverse impact on our business, financial condition or results of operations. The technology infrastructure and systems of some of our cloud solution and other third party service providers have also in the past experienced, and may in the future experience, cybersecurity incidents of varying degrees. Cybersecurity incidents can be caused by ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cybersecurity incidents also result from social engineering or impersonation of authorized users as well as efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. The risk of cybersecurity incidents has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased.
We have engaged a third-party cybersecurity firm who serves as our dedicated information technology and cybersecurity team and helps us oversee, implement and manage our processes and controls to assess, identify and manage risks from cybersecurity threats. It is possible that our processes and controls will not detect or protect against all cybersecurity threats or incidents. In addition, any failure on the part of our outsourced cybersecurity team to effectively monitor and protect our information systems could make us more vulnerable to cybersecurity incidents. Our technology infrastructure and information systems are also vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Failure to maintain proper function, security and availability of our information systems or the loss or misuse of the data maintained in those systems could interrupt our operations, damage our reputation, subject us to significant costs to respond and implement remediation measures and liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
Our tenants may also from time to time experience cybersecurity incidents or other damage or interruption to their information systems that disrupt their operations or result in the loss or misuse of confidential information or other sensitive or personal information. Any resulting financial impact to our tenants, including liability claims or regulatory penalties, costs to respond and implement remediation measures as well as operational consequences or business impacts resulting from any damage to their reputation or harm to their business relationships, could negatively impact the ability of our tenants to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.
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
We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. For example, we believe that efforts may be made to, among other things, transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures may be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. In addition, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of nursing home reforms announced in the 2022 State of the Union Address, and in July 2022, CMS announced it was evaluating a proposed federal staffing mandate for SNFs. Specifically, CMS sought input on establishing minimum staffing requirements for long-term care facilities and issued updates to guidance on minimum health and safety standards that long-term care facilities must meet to participate in Medicare and Medicaid and updated and developed new guidance in the State Operations Manual to address issues that significantly affect residents of long-term care facilities. In September 2023, CMS issued the Minimum Staffing Standards for Long-Term Care Facilities and Medicaid Institutional Payment Transparency Reporting proposed rule, which, if implemented as written would establish minimum nurse staffing standards, RN on-site requirements and staffing assessment requirements. It is uncertain whether the proposed rule will be implemented as written and, if it is, whether it will be accompanied by additional funding to offset any increased staffing requirements for our operators. If additional funding is unavailable at sufficient levels or at all, a mandate to increase staffing levels in SNFs may have a material adverse effect on the operating results and financial condition of our tenants. We cannot predict whether any future legislative proposals will be adopted or, if adopted, the impact these proposals would have on our tenants or our business.

Our tenants are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, labor and employment issues and financial and other arrangements that may be entered into by healthcare providers. See “Government Regulation, Licensing and Enforcement” in Item 1 of this Annual Report on Form 10-K for more information. If our tenants or operators fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. The cost to comply with these laws, regulations and other requirements results in increased costs of doing business for our tenants and operators. For example, on October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on facility type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028. If our tenants are unable to offset these increased costs, the operating results and financial condition of our tenants will be adversely impacted and they may be unable to satisfy their rent obligations to us.
We believe that additional resources may be dedicated to regulatory enforcement, which could further increase our tenants’ costs of doing business and negatively impact their ability to pay their rent obligations to us. Changes in enforcement policies by federal and state governments have also resulted in a significant increase in inspection rates, citations of regulatory deficiencies and sanctions, including terminations from Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and criminal penalties. Our tenants and operators could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. Additionally, if our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligation to us.
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

If we or our tenants fail to adhere to applicable privacy and data security laws, this could have a material adverse effect on us or on our tenants’ ability to meet their obligations to us.
We and our tenants are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information as discussed in “Government Regulation, Licensing and Enforcement - Privacy, Security and Data Breach Notification Laws” in Item 1 of this Annual Report on Form 10-K. Failure by us or our tenants to comply with these requirements could have a material adverse effect on us and the ability of our tenants to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants to incur significant compliance costs. In addition, the cost and operational consequences of responding to data breaches and implementing remediation measures could be significant.
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
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. stockholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. However, for taxable years beginning before January 1, 2026, under the Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income.  Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends, together with the recently reduced corporate tax rate (currently, 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.
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
As of December 31, 2023, we had approximately $600.0 million of indebtedness, consisting of $400.0 million representing our 3.875% Senior Notes due 2028 (the “Notes”), $200.0 million under our unsecured term loan credit facility (the “Term Loan”) and no borrowings outstanding under our unsecured revolving credit facility (the “Revolving Facility”). High levels of indebtedness could have one or more of the following adverse consequences, among others: require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and acquisitions and other general corporate purposes; require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility; make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Second Amended Credit Facility (as defined below); increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints; limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all; and require us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.
In addition, failure to satisfy our obligations under the Notes or our other debt or to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Second Amended Credit Agreement (as defined below), could result in an event of default, which could result in all of our debt becoming immediately due and payable and permit certain of our lenders to foreclose on our assets securing such debt. Further, our Second Amended Credit Agreement and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt, subject to our compliance with certain financial covenants set forth in the Second Amended Credit Agreement and our ability to satisfy certain covenants in the indenture governing the Notes. See “Risk Factors - Risks Related to Our Capital Resources and Indebtedness - Covenants in our debt agreements restrict our activities and could adversely affect our business” for a summary of these covenants.
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
Certain of our existing debt obligations require interest and related payments to vary with the movement of certain indices, such as the Secured Overnight Financing Rate, and we may incur additional indebtedness in connection with new credit facilities or financing of acquisitions or development activities. Interest rates in recent years have increased, and may continue to increase, our interest costs for any new debt and our obligations under our Revolving Facility and Term Loan, which could make acquisition financings more costly or lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, interest rate increases could decrease credit access globally, thereby decreasing the amount others are willing to pay for our assets and limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. We have engaged a third-party cybersecurity firm who serves as our dedicated information technology (IT) and cybersecurity team and helps us oversee, implement and manage these processes and controls.
To identify and assess material risks from cybersecurity threats, we consider cybersecurity threat risks individually and alongside other company risks as part of our overall risk assessment process. Management determines and prioritizes appropriate risk responses for each identified enterprise risk. In doing so, management coordinates with relevant subject matter specialists as appropriate for each relevant risk area, including our third-party IT and cybersecurity team with respect to information technology and security risks.
Management is accountable for our day to day risk management activities. With the assistance of our third-party IT and cybersecurity team, we employ a range of tools and services, including a governance, risk and compliance platform to inform our managements’ risk identification and assessment relating to our technology program. With this platform, we map our cybersecurity and risk management program to the Center for Internet Security (“CIS”) framework.

Processes and controls we have implemented with the assistance of our third-party IT and cybersecurity team to assess, identify, manage and protect against material risks from cybersecurity threats include the following:

•perform 24/7 security monitoring through an automated detection software managed by our third party cybersecurity firm;
•conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•conduct regular phishing email training for all employees with access to corporate email and other systems to enhance awareness and responsiveness to such possible threats;
•leverage the CIS Controls incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident.

At least annually, our third-party IT and cybersecurity firm conducts a cybersecurity risk assessment. We periodically review reporting on these risks and our cybersecurity threats, the status of our security infrastructure, our risk management activities and the status of, and our responses to, any cybersecurity incidents.

Through our incident response policy, we have designated an incident response team composed of representatives of management and other employees as well as representatives from our outsourced cybersecurity firm that has responsibility for overseeing cybersecurity incidents. Led by management, our third-party IT and cybersecurity team is responsible for the day-to-day investigation of and response to potential information security-related incidents. Pursuant to our incident response policy, incidents meeting specified severity levels are required to be escalated to the incident response team for review and response. The goal of the policy is to prevent, detect and react to information security incidents, determine their scope and risk, respond appropriately to the incident, communicate the results and risk to relevant stakeholders, and reduce the likelihood of the incident from reoccurring.

Pursuant to our incident response policy, if we are notified of a cybersecurity incident impacting a third-party service provider that affects our information systems or data, we will respond on the same basis as any other incident. We are implementing a business use case review process and vendor risk assessment for all third-party service providers that will access or implicate our materially significant technology or data. If we deem the cybersecurity risk of a particular service provider too great, such service provider will not be approved or access will be terminated.

Based on information known to us, we also do not believe any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We can give no assurance that we have detected or protected against all cybersecurity threats or incidents. Please refer to “Cybersecurity incidents or other damage to the information systems and technology of us or our tenants could harm our business” and “If we or our tenants fail to adhere to applicable privacy and data security laws, this could have a material adverse effect on us or on our tenants’ ability to meet their obligations to us” included “Item 1A, Risk Factors” of this Annual Report on Form 10-K for additional information about material risks related to cybersecurity threats.

Cybersecurity Governance

As described above, we have engaged a third-party IT and cybersecurity firm to whom we have outsourced primary responsibility to oversee, implement and manage our processes and controls to assess, identify, and manage material risks from cybersecurity threats. Members of this dedicated third-party IT and cybersecurity team include a virtual chief information security officer (vCISO) who is responsible for the overall development and implementation of our cybersecurity strategy and responses as well as individuals having the position of cybersecurity analyst, cybersecurity engineer, and director of information security. Our management, including our Chief Executive Officer, oversees the work of our third-party IT and cybersecurity team and regularly communicates with members of the team. Through the policies and controls described above, including our incident response policy, representatives of the third-party IT and cybersecurity team as well as members of our management, including our Chief Executive Officer, are informed about cybersecurity threats and incidents affecting our information systems and direct our efforts to prevent, detect, mitigate and remediate cybersecurity threats and incidents. The representatives of our third-party IT and cybersecurity team who lead our cybersecurity risk management and risk assessment process have collectively over 30 years of prior work experience in various roles managing information systems, developing cybersecurity strategy, implementing information security and cybersecurity programs, identifying and assessing cybersecurity risks and establishing incident response plans. The members of the cybersecurity team hold degrees in computer engineering and cybersecurity as well as advanced cybersecurity certifications, including a Certified Information Systems Security Professional (CISSP) certification, a Certified Information Systems Auditor (CISA) credential and a Certified Information Security Manager (CISM) certification. Other members of our third-party cybersecurity team have also obtained various professional certifications and advanced training in the areas of information security and cybersecurity.

Our audit committee is responsible for overseeing our overall risk assessment and risk management program as well as our policies and practices related to our information technology systems, information security and cybersecurity risks. The audit committee reviews at least annually our enterprise risks and related risk management program. In addition, on a quarterly basis, the audit committee receives a report from management on our cybersecurity threat risk management and strategic processes covering topics such as cybersecurity incidents and any remedial actions, if needed, data security posture, the results of third-party risk assessments as well as our cybersecurity risk management processes and strategies. Outside of quarterly presentations, the chair of the audit committee would be notified following any cybersecurity incident meeting specified severity levels, and the audit committee would also be expected to review management’s materiality assessment regarding any cybersecurity incident requiring disclosure to the Securities and Exchange Commission. Through their participation in meetings of the audit committee, other members of the Board are also kept apprised of material risks from cybersecurity threats and our related risk management activities.

ITEM 2. Properties

As of December 31, 2023, all of the properties we own are leased under long-term, triple-net leases (including properties we own through joint ventures), except for one SNF which is non-operational. The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2023, excluding properties classified as held for sale, one SNF which is non-operational and two ALFs which are being repurposed, by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal or purchase options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment	Investment	Rent(1)	Total Rent
2024	$15,800	0.8%	$1,583	0.8%
2027	46,801	2.4%	5,476	2.7%
2029	149,476	7.6%	11,339	5.6%
2030	51,487	2.6%	5,107	2.5%
2031	490,317	24.9%	51,160	25.4%
2032	178,836	9.1%	18,502	9.2%
2033	136,782	6.9%	20,804	10.3%
2034	352,416	17.9%	33,984	16.8%
2036	146,486	7.4%	14,209	7.0%
2038	401,514	20.4%	39,575	19.7%
Total	$1,969,915	100.0%	$201,739	100.0%
(1)Includes three SNFs held in consolidated joint ventures.
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
At February 7, 2024, we had approximately 43 stockholders of record.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, non-dividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2023	2022
Ordinary dividend	$0.8218	$0.4291
Non-dividend distributions	0.2932	0.6609
Total taxable distribution	1.1150	1.0900
Distributions allocated from prior tax year(1)	(0.2750)	(0.2650)
Distributions allocated to subsequent tax year(2)	0.2800	0.2750
Total distributions declared	$1.1200	$1.1000
(1) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2022 and paid in January 2023, of $0.275 per share, will be treated as a 2023 distribution for federal income tax purposes.
(2) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2023 and paid in January 2024, of $0.280 per share, will be treated as a 2024 distribution for federal income tax purposes.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the Russell 2000 Index (“Russell 2000”). Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices at the market close on December 31, 2018 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500 REIT INDEX, RMS, RUSSELL 2000 AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
DECEMBER 31, 2018 - DECEMBER 29, 2023
(DECEMBER 31, 2018 = $100)
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

$300
$250
$200
$150
$100
$50
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
CTRE
RMS
Russell 2000
S&P 500 Real Estate

	December 31,
	2018	2019	2020	2021	2022	2023
CareTrust REIT, Inc.	$100.00	$116.26	$132.15	$142.56	$123.03	$156.49
RMS	$100.00	$125.84	$116.31	$166.39	$125.61	$142.87
Russell 2000	$100.00	$125.53	$150.58	$172.90	$137.56	$160.85
S&P 500 Real Estate Index	$100.00	$129.01	$126.21	$184.52	$136.31	$153.15

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Recent Developments
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Impact of Inflation
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2023, we owned, directly or indirectly through joint ventures, and leased to independent operators 226 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”), consisting of 23,928 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California and Texas. As of December 31, 2023, we also had other real estate related investments consisting of one preferred equity investment, eight real estate secured loans receivable and one mezzanine loan receivable with a carrying value of $180.4 million.
Recent Developments
Market Trends and Uncertainties
Current macroeconomic conditions, particularly inflation (including higher wages and supply costs), elevated interest rates and related changes to consumer spending, including, but not limited to, causing individuals to delay or defer moves to seniors housing, has adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Higher interest rates also increase our costs of capital to finance acquisitions and increase our borrowing costs. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
As a result of the above factors, together with the additional protective measures taken by our tenants in response to and following the COVID-19 pandemic, our tenants are continuing to experience increased operating costs at their facilities. Our tenants are also experiencing labor shortages resulting in reduced admissions and higher operating costs. At a portfolio wide level, occupancy levels at our seniors housing facilities, comprising our ALFs and ILFs, are continuing to show signs of recovery following the onset of the COVID-19 pandemic, although they have not yet fully normalized to pre-pandemic levels. Within our SNFs, occupancy levels have continued to improve since their trough in January 2021 and are reaching pre-COVID occupancy levels for most of our tenants.
As a result of impacts experienced by our tenants since the onset of the COVID-19 pandemic, the ability of some of our tenants to meet their financial obligations to us in full has been negatively impacted. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three and twelve months ended December 31, 2023, we collected 100.0% and 97.7% of contractual rents due from our operators excluding cash deposits, respectively. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. In the event our tenants are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges.
For more information regarding the potential impact of public health crises, including COVID-19, and macroeconomic conditions on our business, see “Risk Factors” in Item 1A of this report.
Regulatory Updates
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
On October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on facility type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028.
Recent Investments
The following table summarizes the Company’s acquisitions from January 1, 2023 through February 8, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$169,181	$13,764	10	1,256
Multi-service campuses	25,276	1,916	1	168
Assisted living(5)	50,354	4,517	5	327
Total	$244,811	$20,197	16	1,751
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months excluding the impact of straight-line rent or rent abatement in the first one to three months, if applicable.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes three SNFs held through joint ventures. See Note 3, Real Estate Investments, Net, and Note 11, Variable Interest Entities for additional information.
(5)Includes on ALF held through a joint venture. See Note 14, Subsequent Events, for additional information.

The following table summarizes other real estate related investments, by the Company from January 1, 2023 through February 8, 2024 (dollars in thousands):

Investment Type	Investment	Annual Initial Interest Income(1)	Number of Properties	Number of Beds/Units(2)
Mortgage secured loans receivable	$51,584	$4,806	9	772
Mezzanine loans receivable	52,165	7,119	N/A	N/A
Preferred equity	1,782	267	N/A	N/A
Total	$105,531	$12,192	9	772
(1)Represents annualized acquisition-date interest income on any mortgage secured loans receivable and mezzanine loans, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate floor.
(2)The number of beds/units includes operating beds at the investment date.
At-The-Market Offering of Common Stock
On February 24, 2023, we entered into an equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “Previous ATM Program”). On September 15, 2023, we terminated the Previous ATM Program and entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program” and together with the Previous ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program. There were no outstanding ATM forward contracts that had not settled as of December 31, 2023.
The following tables summarize the ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the year ended December 31, 2023 (in thousands, except per share amounts).

For the Year Ended
December 31, 2023
Number of shares	30,869
Average sales price per share	$20.86
Gross proceeds(1)	$643,802
(1) Total gross proceeds is before $8.3 million of commissions paid to the sales agents and forward adjustments during the year ended December 31, 2023, under the ATM Program.
As of December 31, 2023, we had $274.1 million available for future issuances under the ATM Program.
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
Impairment of Real Estate Assets
During the year ended December 31, 2023, we recognized aggregate impairment charges of $36.3 million, of which $26.8 million related to properties held for sale, $8.0 million related to properties held for investment, and $1.5 million related to properties that were sold.

Asset Sales and Held for Sale Reclassifications
The following table summarizes our dispositions for the twelve months ended December 31, 2023 (dollars in thousands):

Twelve Months Ended December 31,
2023
Number of facilities	5
Net sales proceeds	$18,313
Net carrying value	16,095
Net gain on sale	$2,218
The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	47,114	14
Assets sold	(16,095)	(5)
Impairment of real estate held for sale	(28,299)	—
December 31, 2023(1)	$15,011	14
(1)Includes two facilities sold subsequent to December 31, 2023.
Subsequent to December 31, 2023, we closed on the sale of one SNF and one ALF with an aggregate carrying value of $1.0 million, which approximated the net sales proceeds received. These facilities were classified as held for sale as of December 31, 2023.

Results of Operations

Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants in the healthcare sector.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2023	2022
	(dollars in thousands)
Revenues:
Rental income	$198,599	$187,506	$11,093	6%
Interest and other income	19,171	8,626	10,545	122%
Expenses:
Depreciation and amortization	51,199	50,316	883	2%
Interest expense	40,883	30,008	10,875	36%
Property taxes	6,170	4,333	1,837	42%
Impairment of real estate investments	36,301	79,062	(42,761)	(54)%
Provision for loan losses, net	—	3,844	(3,844)	(100)%
Property operating expenses	3,423	5,039	(1,616)	(32)%
General and administrative	21,805	20,165	1,640	8%
Other (loss) income:
Gain (loss) on sale of real estate, net	2,218	(3,769)	5,987	(159)%
Unrealized loss on other real estate related investments, net	(6,485)	(7,102)	617	(9)%
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests	(13)	—	(13)	*
•Not meaningful
Rental income. Rental income increased by $11.1 million as detailed below:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Contractual cash rent	$192,746	$186,131	$6,615
Tenant reimbursements	5,498	2,775	2,723
Total contractual rent	198,244	188,906	9,338
Straight-line rent	(29)	17	(46)
Below market lease	384	—	384
Adjustment for collectibility	—	(1,417)	1,417
Total amount in rental income	$198,599	$187,506	$11,093

Total contractual rent includes initial contractual cash rent and tenant reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by us. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $9.3 million due to an increase of $9.1 million in contractual cash rent from real estate investments made after January 1, 2022, an increase of $5.7 million from increases in rental rates for our existing tenants and a $2.7 million increase in tenant reimbursements, partially offset by a $7.8 million decrease in rental income related to certain tenants on a cash basis method of accounting and a $0.4 million decrease due to dispositions. During the year ended December 31, 2022, the Company wrote off $1.4 million of uncollectible rent.

Interest and other income. The $10.5 million, or 122%, increase in interest and other income is primarily due to an increase of $10.3 million related to the origination of loans receivable subsequent to January 1, 2022, an increase of $1.3 million in interest income on money market funds and an increase of $0.6 million related to prepayment penalties, partially offset by a decrease of $1.4 million related to repayments of loans receivable and a decrease of $0.3 million related to a loan origination fee during the year ended December 31, 2022. See above under “Recent Developments” for additional information on the origination of loans receivable.
Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 2%, for the year ended December 31, 2023 to $51.2 million compared to $50.3 million for the year ended December 31, 2022. The $0.9 million increase in depreciation and amortization was primarily due to an increase of $4.0 million related to new real estate investments and capital improvements made after January 1, 2022 and an increase of $1.1 million related to properties reclassified to held for investment during the year ended December 31, 2022, partially offset by a decrease in depreciation of $2.8 million due to assets becoming fully depreciated after January 1, 2022 and a $1.4 million decrease from assets sold and classified as held for sale.
Interest expense. Interest expense increased by $10.9 million as detailed below:

Change in interest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022
(in thousands)
Increase in interest rates for the senior unsecured term loan	$6,826
Increase in interest rates for the unsecured revolving credit facility	5,275
Decrease in outstanding borrowing amount for the unsecured revolving facility, net	(1,607)
Other changes in interest expense	381
Total change to interest expense	$10,875
Property taxes. Property taxes increased $1.8 million, or 42%, for the year ended December 31, 2023 compared to December 31, 2022. The increase was primarily due to a $1.4 million increase in property taxes due to new real estate investments made after January 1, 2022, a $0.9 million increase due to property taxes expected to be paid directly by us as a result of certain assets being designated as held for sale, a $0.4 million increase in property taxes due to existing operators that no longer make direct tax payments and an increase of $0.2 million of property taxes due to reassessments and increased effective tax rates, partially offset by a decrease of $1.0 million related to properties sold after January 1, 2022 and a decrease of $0.1 million due to the transfer of certain properties to new operators that make direct tax payments.
Impairment of real estate investments. During the twelve months ended December 31, 2023, we recognized aggregate impairment charges of $36.3 million, of which $26.8 million related to properties held for sale, $8.0 million related to properties held for investment, and $1.5 million related to properties that were sold. During the year ended December 31, 2022, we recognized aggregate impairment charges of $79.1 million, of which $14.4 million related to properties held for sale, $19.7 million related to properties held for investment, and $45.0 million related to properties that were sold. See above under “Recent Developments” for additional information.
Provision for loan losses, net. During the year ended December 31, 2022, we recorded a $4.6 million expected credit loss related to two other loans receivable that were placed on non-accrual status, partially offset by a $0.8 million recovery related to one other loan receivable that was previously written off. No provision for loan losses was recognized during the year ended December 31, 2023.
Property operating expenses. During the years ended December 31, 2023 and 2022, we recognized $3.4 million and $5.0 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.

General and administrative expense. General and administrative expense increased by $1.6 million as detailed below:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022	Increase/(Decrease)
Cash compensation	$5,636	$6,107	$(471)
Incentive compensation	5,350	3,550	1,800
Share-based compensation	5,153	5,758	(605)
Professional services	2,399	1,897	502
Other administrative expense	1,041	923	118
Taxes and insurance	908	897	11
Other expenses	1,318	1,033	285
Total change in general and administrative expense	$21,805	$20,165	$1,640
Gain (loss) on sale of real estate, net. During the year ended December 31, 2023, we recorded a $2.3 million gain on sale of real estate related to the sale of 2 ALFs and one SNF, partially offset by a $0.1 million loss on sale of real estate related to the sale of two ALFs. During the year ended December 31, 2022, we recorded a $3.8 million loss on sale of real estate related to the sale of six SNFs, five ALFs and one multi-service campus and a $0.2 million loss on sale of real estate related to the sale of a land parcel, partially offset by a $0.2 million gain on sale of real estate related to the sale of one SNF.
Unrealized loss on other real estate related investments, net. During the year ended December 31, 2023, we recorded an unrealized loss of $8.1 million on our secured and mezzanine loans receivable due to rising interest rates and a $0.3 million loss due to a loan origination fee paid, partially offset by unrealized gains of $0.7 million due to a decrease in projected forward interest rates and a reversal of a previously recognized unrealized loss of $1.2 million related to the repayment of one mezzanine loan receivable and the partial repayment of one mortgage loan receivable. During the year ended December 31, 2022, we recorded a $7.1 million unrealized loss on our secured and mezzanine loans receivable. The unrealized loss was due to rising interest rates.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For discussion related to the results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2022 Annual Report on Form 10-K, which was filed with the SEC on February 9, 2023.
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
We believe that our expected operating cash flow from rent collections and interest payments on our other real estate related investments, together with our cash balance of $294.4 million, available borrowing capacity of $600.0 million under the Revolving Facility (as defined below), and availability of $274.1 million under the ATM Program, each at December 31, 2023, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we are currently pursuing the sale, re-tenanting or repurposing of certain of our assets in connection with our ongoing review and monitoring of our investment portfolio, we currently do not expect to sell any of our properties to meet liquidity needs, although we may do so in the future. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
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
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$154,767	$144,415
Net cash used in investing activities	(267,815)	(127,400)
Net cash provided by (used in) financing activities	394,318	(23,732)
Net increase (decrease) in cash and cash equivalents	281,270	(6,717)
Cash and cash equivalents as of the beginning of period	13,178	19,895
Cash and cash equivalents as of the end of period	$294,448	$13,178
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net cash provided by operating activities for the year ended December 31, 2023 was $154.8 million compared to $144.4 million for the year ended December 31, 2022, an increase of $10.4 million. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments received on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $10.4 million in cash provided by operating activities for the year ended December 31, 2022 is primarily due to an increase in rental income received, interest income received on our other real estate related investments, and a decrease in cash paid for operating expenses related to assets we plan to sell, have sold, or repurpose, partially offset by an increase in cash paid for interest expense.

Cash used in investing activities for the year ended December 31, 2023 was primarily comprised of $297.9 million in acquisitions of real estate and investments in real estate related investments and other loans receivable, $11.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, and $1.8 million in preferred equity investments, partially offset by $26.5 million of payments received on real estate related investments and other loans receivable and $16.3 million in net proceeds from real estate sales. Cash used in investing activities for the year ended December 31, 2022 was primarily comprised of $171.6 million in acquisitions of real estate and investments in real estate related investments and other loans receivable and $7.3 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $6.3 million of payments received from our other loans receivable and $45.1 million in net proceeds from real estate sales.

Our cash flows provided by financing activities for the year ended December 31, 2023 were primarily comprised of $634.4 million of net proceeds from the issuance of common stock under the ATM Program and $1.9 million in net contributions from noncontrolling interests, partially offset by $125.0 million in net payments under our Revolving Credit Facility (as defined below), $115.5 million in dividends paid and $1.5 million in net settlement adjustment on restricted stock. Our cash flows used in financing activities for the year ended December 31, 2022 were primarily comprised of $106.1 million in dividends paid, $5.4 million in payments of deferred financing costs and a $4.5 million net settlement adjustment on restricted stock, partially offset by $47.2 million of net proceeds from the issuance of common stock under the Prior ATM Program and $45.0 million in net borrowings under our Revolving Facility.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For discussion related to the cash flows for fiscal 2022 compared to fiscal 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2022 Annual Report on Form 10-K, which was filed with the SEC on February 9, 2023.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Second Amended Credit Facility (as defined below). As of December 31, 2023, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, we, together with certain of our subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Second Amended Credit Agreement”). The Operating Partnership is the borrower under the Second Amended Credit Agreement, and the obligations thereunder are guaranteed, jointly and severally, on an unsecured basis, by us and substantially all of our subsidiaries. The Second Amended Credit Agreement, which amends and restates our amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
On October 10, 2023, we entered into the First Amendment to the Second Amended Credit Agreement with KeyBank National Association (the “First Amendment”). The First Amendment restates the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
As of December 31, 2023, we had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two, six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of December 31, 2023, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Capital Expenditures
As of December 31, 2023, we had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $9.2 million, of which $2.4 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 12, Commitments and Contingencies, to our consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status, and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for 2023, 2022 and 2021.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that the assumptions and estimates used in preparation of the underlying consolidated financial statements are reasonable. Actual results, however, could differ from those estimates and assumptions.
Accounting estimates are deemed critical if they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Below is a summary of the critical accounting estimates used in the preparation of our consolidated financial statements. For a discussion of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.
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
If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a real estate investment previously classified as held for sale or otherwise no longer meets the held for sale criteria, the respective assets are reclassified as real estate investments held for use. A real estate investment that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the real estate investment was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the real estate investment been continuously classified as held for use, or (b) the fair value at the date of the decision not to sell or change in circumstances that led to the real estate investment no longer meeting the criteria of held for sale. The fair value of the real estate investment is determined in a similar manner to the fair value determination for real estate investments held for use described above.
Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. Given the impacts of current macroeconomic events, the projected cash flows that we use to assess fair value for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our estimate of cash flow projections, we may need to impair our real estate assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2023.
Revenue Recognition. We recognize lease revenue in accordance with ASC 842, Leases. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further detail. Our assessment of collectibility of tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment involves significant judgment by management and considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Management’s judgement can impact the timing of write-offs and recovery adjustments. We did not materially change the assumptions used in the analysis during the year ended December 31, 2023.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). As of December 31, 2023, we had a $200.0 million Term Loan outstanding and no borrowings outstanding under the Revolving Facility.
Based on our outstanding debt balance as of December 31, 2023 described above and the interest rates applicable to our outstanding debt at December 31, 2023, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $2.0 million for the year ended December 31, 2023.
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
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2023, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
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
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareTrust REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 8, 2024, expressed an unqualified opinion on those financial statements.
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
February 8, 2024

ITEM 9B.    Other Information
Insider Trading Arrangements
None.

ITEM  9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM  10.    Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of business conduct and ethics is available at our website at www.caretrustreit.com under the Investors-Governance section. We intend to satisfy any disclosure requirement under applicable rules of the Securities and Exchange Commission or the New York Stock Exchange regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the address specified above.
ITEM  11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
ITEM  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
ITEM  14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

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

10.5
First Amendment to Second Amended and Restated Credit and Guarantee Agreement, dated as of October 10, 2023, by and among CTR Partnership, L.P., CareTrust REIT, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.’s Quarterly Report on Form 10-Q, filed on November 9, 2023)

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

+10.8	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.9	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.14 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.10	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.11	Form of TSR Award Agreement (incorporated by reference to Exhibit 10.10 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 9, 2023)

+10.12	Form of Performance-Based Restricted Stock Award Grant Notice (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 9, 2023)

+10.13	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc’s Current Report on Form 8-K filed on February 11, 2019).

+10.14	Form of Amendment to Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to CareTrust REIT, inc.'s Quarterly Report on Form 10-Q, filed on May 10, 2023)

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Policy Regarding the Recoupment of Certain Compensation Payments

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: February 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. SEDGWICK	President and Chief Executive Officer (Principal Executive Officer)	February 8, 2024
David M. Sedgwick
/s/ WILLIAM M. WAGNER	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 8, 2024
William M. Wagner
/s/ DIANA LAING	Director	February 8, 2024
Diana Laing
/s/ ANNE OLSON	Director	February 8, 2024
Anne Olson
/s/ SPENCER PLUMB	Director	February 8, 2024
Spencer Plumb
/s/ CAREINA WILLIAMS	Director	February 8, 2024
Careina Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified the impairment of real estate investments held for sale as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of real estate investments held for sale. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimate of fair value.
As of December 31, 2023, the Company had real estate investments held for sale of $15.0 million, net of impairment loss of $26.8 million.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant inputs to the fair value of real estate investments held for sale included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of balance sheet classification and determination of fair value for real estate investments held for sale.
•We assessed the reasonableness of the valuation methodology used and the concluded real estate investment fair value by obtaining sales comparison data, while also engaging in discussions with management to understand portfolio-specific factors impacting the Company’s fair value determination.
•We used the assistance of our fair value specialists in obtaining relevant market data, where necessary.
•We considered the properties disposed in the period and subsequent period to evaluate if the retrospective review provides any indication of error or bias in the fair value estimates.
•Read and considered terms of executed arrangements and evidence regarding terms for arrangements in the process of negotiation at or near the valuation date.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 8, 2024

We have served as the Company's auditor since 2019.

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets:
Real estate investments, net	$1,567,119	$1,421,410
Other real estate related investments (including accrued interest of $1,727 and $1,320 as of December 31, 2023 and 2022, respectively)	180,368	156,368
Assets held for sale, net	15,011	12,291
Cash and cash equivalents	294,448	13,178
Accounts and other receivables	395	416
Prepaid expenses and other assets, net	23,337	11,690
Deferred financing costs, net	4,160	5,428
Total assets	$2,084,838	$1,620,781
Liabilities and Equity:
Senior unsecured notes payable, net	$396,039	$395,150
Senior unsecured term loan, net	199,559	199,348
Unsecured revolving credit facility	—	125,000
Accounts payable, accrued liabilities and deferred rent liabilities	33,992	24,360
Dividends payable	36,531	27,550
Total liabilities	666,121	771,408
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 129,992,796 and 99,010,112 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,300	990
Additional paid-in capital	1,883,147	1,245,337
Cumulative distributions in excess of earnings	(467,628)	(396,954)
Total stockholders' equity	1,416,819	849,373
Noncontrolling interests	1,898	—
Total equity	1,418,717	849,373
Total liabilities and equity	$2,084,838	$1,620,781
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental income	$198,599	$187,506	$190,195
Interest and other income	19,171	8,626	2,156
Total revenues	217,770	196,132	192,351
Expenses:
Depreciation and amortization	51,199	50,316	55,340
Interest expense	40,883	30,008	23,677
Property taxes	6,170	4,333	3,574
Impairment of real estate investments	36,301	79,062	—
Provision for loan losses, net	—	3,844	—
Property operating expenses	3,423	5,039	—
General and administrative	21,805	20,165	26,874
Total expenses	159,781	192,767	109,465
Other loss:
Loss on extinguishment of debt	—	—	(10,827)
Gain (loss) on sale of real estate, net	2,218	(3,769)	(77)
Unrealized loss on other real estate related investments, net	(6,485)	(7,102)	—
Total other loss	(4,267)	(10,871)	(10,904)
Net income (loss)	53,722	(7,506)	71,982
Net loss attributable to noncontrolling interests	(13)	—	—
Net income (loss) attributable to CareTrust REIT, Inc.	$53,735	$(7,506)	$71,982
Earnings (loss) per common share attributable to CareTrust REIT, Inc:
Basic	$0.50	$(0.08)	$0.74
Diluted	$0.50	$(0.08)	$0.74
Weighted-average number of common shares:
Basic	105,956	96,703	96,017
Diluted	106,152	96,703	96,092
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	95,215,797	$952	$1,164,402	$(251,212)	$914,142	$—	$914,142
Issuance of common stock, net	990,000	10	22,936	—	22,946	—	22,946
Vesting of restricted common stock, net of shares withheld for employee taxes	90,876	1	(1,331)	—	(1,330)	—	(1,330)
Amortization of stock-based compensation	—	—	10,832	—	10,832	—	10,832
Common dividends ($1.06 per share)	—	—	—	(102,815)	(102,815)	—	(102,815)
Net income	—	—	—	71,982	71,982	—	71,982
Balance as of December 31, 2021	96,296,673	963	1,196,839	(282,045)	915,757	—	915,757
Issuance of common stock, net	2,405,000	24	47,212	—	47,236	—	47,236
Vesting of restricted common stock, net of shares withheld for employee taxes	308,439	3	(4,472)	—	(4,469)	—	(4,469)
Amortization of stock-based compensation	—	—	5,758	—	5,758	—	5,758
Common dividends ($1.10 per share)	—	—	—	(107,403)	(107,403)	—	(107,403)
Net loss	—	—	—	(7,506)	(7,506)	—	(7,506)
Balance as of December 31, 2022	99,010,112	990	1,245,337	(396,954)	849,373	—	849,373
Issuance of common stock, net	30,868,714	309	634,137	—	634,446	—	634,446
Vesting of restricted common stock, net of shares withheld for employee taxes	113,970	1	(1,480)	—	(1,479)	—	(1,479)
Amortization of stock-based compensation	—	—	5,153	—	5,153	—	5,153
Common dividends ($1.12 per share)	—	—	—	(124,409)	(124,409)	—	(124,409)
Distributions to noncontrolling interests	—	—	—	—	—	(41)	(41)
Contributions from noncontrolling interests	—	—	—	—	—	1,952	1,952
Net income (loss)	—	—	—	53,735	53,735	(13)	53,722
Balance as of December 31, 2023	129,992,796	$1,300	$1,883,147	$(467,628)	$1,416,819	$1,898	$1,418,717
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$53,722	$(7,506)	$71,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	51,257	50,378	55,394
Amortization of deferred financing costs	2,436	2,095	2,052
Loss on extinguishment of debt	—	—	10,827
Unrealized losses on other real estate related investments, net	6,485	7,102	—
Amortization of stock-based compensation	5,153	5,758	10,832
Straight-line rental income	29	(17)	(32)
Amortization of below market rent	(384)	—	—
Adjustment for collectibility of rental income	—	1,417	—
Noncash interest income	(407)	(1,165)	(155)
(Gain) loss on sale of real estate, net	(2,218)	3,769	77
Impairment of real estate investments	36,301	79,062	—
Provision for loan losses, net	—	3,844	—
Change in operating assets and liabilities:
Accounts and other receivables	(9)	604	(562)
Prepaid expenses and other assets, net	(21)	123	399
Accounts payable, accrued liabilities and deferred rent liabilities	2,423	(1,049)	6,057
Net cash provided by operating activities	154,767	144,415	156,871
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(233,776)	(21,915)	(192,718)
Purchases of equipment, furniture and fixtures and improvements to real estate	(10,976)	(7,292)	(6,013)
Preferred equity investments	(1,782)	—	—
Investment in real estate related investments and other loans receivable	(60,319)	(149,650)	(1,253)
Principal payments received on real estate related investments and other loans receivable	26,525	6,308	393
Escrow deposits for potential acquisitions of real estate	(3,800)	—	—
Net proceeds from sales of real estate	16,313	45,149	6,958
Net cash used in investing activities	(267,815)	(127,400)	(192,633)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	634,446	47,236	22,946
Proceeds from the issuance of senior unsecured notes payable	—	—	400,000
Borrowings under unsecured revolving credit facility	185,000	160,000	220,000
Payments on senior unsecured notes payable	—	—	(300,000)
Payments on unsecured revolving credit facility	(310,000)	(115,000)	(190,000)
Payments on debt extinguishment and deferred financing costs	(68)	(5,361)	(14,095)
Net-settle adjustment on restricted stock	(1,479)	(4,469)	(1,331)
Dividends paid on common stock	(115,492)	(106,138)	(100,782)
Contributions from noncontrolling interests	1,952	—	—
Distributions to noncontrolling interests	(41)	—	—
Net cash provided by (used in) financing activities	394,318	(23,732)	36,738
Net increase (decrease) in cash and cash equivalents	281,270	(6,717)	976
Cash and cash equivalents as of the beginning of period	13,178	19,895	18,919
Cash and cash equivalents as of the end of period	$294,448	$13,178	$19,895
Supplemental disclosures of cash flow information:
Interest paid	$40,028	$25,912	$22,838
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$8,982	$1,265	$2,033
Right-of-use asset obtained in exchange for new operating lease obligation	$369	$—	$—
Transfer of pre-acquisition costs to acquired assets	$—	$7	$358
Sale of real estate settled with notes receivable	$2,000	$12,000	$—
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2023, the Company owned directly or through a joint venture and leased to independent operators, 226 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 23,928 operational beds and units located in 28 states with the highest concentration of properties by rental income located in California and Texas. As of December 31, 2023, the Company also had other real estate related investments consisting of one preferred equity investment, eight real estate secured loans receivable and one mezzanine loan receivable with a carrying value of $180.4 million.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying consolidated financial statements of the Company reflect, for all periods presented, the historical financial position, results of operations and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Consolidation—The accompanying consolidated financial statements include the accounts of CareTrust REIT, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) over which the Company exercises control. All intercompany transactions and account balances within the Company have been eliminated, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests—The Company presents the portion of any equity that the Company does not own in entities that the Company controls (and thus consolidates) as noncontrolling interests and classifies those interests as a component of consolidated equity, separate from stockholders' equity, on the Company’s consolidated balance sheets. For consolidated joint ventures, the Company allocates net income or loss utilizing the hypothetical liquidation at book value method, in which the Company allocates income or loss based on the change in each unitholders’ claim on the net assets of the joint venture partners at period end after adjusting for any distributions or contributions made during such period. The Company includes net income (loss) attributable to the noncontrolling interests in net income (loss) in the consolidated statements of operations.
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
The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs and recoveries are recorded as decreases or increases through rental income on the Company’s consolidated statements of operations. For the years ended December 31, 2023 and 2021, the Company did not record any recovery adjustments or write-off adjustments to rental income. For the year ended December 31, 2022, the Company did not record any recovery adjustments and wrote-off $1.4 million of rental income. See Note 3, Real Estate Investments, Net for further detail.
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
The Company recognizes acquired “above or below market” leases at their fair value (for asset acquisitions) using discount rates which reflect the risks associated with the leases acquired. The fair value is based on the present value of the difference between (i) the contractual amounts due pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, generally measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with renewal options that are reasonably certain to be exercised. Other intangible assets acquired include amounts for in-place lease values that are based on an evaluation of the

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
specific characteristics of each property and the acquired tenant lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal, and other related costs. As of December 31, 2023, the Company had gross below market lease liabilities of $7.3 million, accumulated amortization of $0.4 million and a weighted average remaining amortization period of 3 years.
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
For the years ended December 31, 2023 and 2022, the Company recorded an impairment charge of $36.3 million and $79.1 million, respectively. See Note 4, Impairment of Real Estate Investments, Asset Held For Sale, Net and Asset Sales, for additional information.
Other Real Estate Related Investments—Included in other real estate related investments on the Company’s consolidated balance sheets at December 31, 2023, are one preferred equity investment, eight real estate secured loans receivable and one mezzanine loan receivable. The Company elected the fair value option for all secured and mezzanine loans receivable. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the consolidated statements of operations. Fair value was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. Interest income is recognized as earned within interest and other income in the consolidated statements of operations. The preferred equity investment is accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a monthly basis based on the

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. During the year ended December 31, 2022, the Company determined that the remaining contractual obligations under two other loans receivable were not collectible and recorded a $4.6 million expected credit loss, net of a loan loss recovery of $0.8 million related to a loan previously written-off. The Company did not record an expected credit loss or recovery during the year ended December 31, 2023. Expected credit losses and recoveries are recorded in provision for loan losses, net in the consolidated statements of operations.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the consolidated balance sheets. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s consolidated balance sheets. Amortization of deferred financing costs is classified as interest expense in the consolidated statements of operations. Accumulated amortization of deferred financing costs was $4.8 million and $2.5 million at December 31, 2023 and 2022, respectively.
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
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees. The Company measures and recognizes compensation expense for all share-based payment awards made to directors, officers and employees based on the grant date fair value, amortized over the requisite service period of the award. Compensation expense for awards with performance-based vesting conditions is recognized based upon the probability that the performance target will be met. Compensation expense for awards with market-based vesting conditions is recognized based upon the estimated number of awards to be earned and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur. Net income (loss) reflects stock-based compensation expense of $5.2 million, $5.8 million and $10.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of operating leases on its owned properties. See Note 13, Concentration of Risk, for a discussion of major operator concentration.
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
Recent Accounting Pronouncements—On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating its adoption timeline and the impact on its disclosures.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use at December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Land	$279,276	$238,738
Buildings and improvements	1,620,014	1,483,133
Integral equipment, furniture and fixtures	100,504	97,199
Identified intangible assets	5,283	2,832
Real estate investments	2,005,077	1,821,902
Accumulated depreciation and amortization	(437,958)	(400,492)
Real estate investments, net	$1,567,119	$1,421,410
As of December 31, 2023, 94 of the Company’s 226 facilities were leased to subsidiaries of The Ensign Group, Inc. (“Ensign”) on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014 and were subsequently modified. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2023, annualized contractual rental income from the Ensign Master Leases was $63.8 million and is escalated annually, in June, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements, each of which contains a purchase option. As of December 31, 2023, annualized contractual rental income from the four additional Ensign facilities was $4.0 million and is escalated annually, in December, by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the four additional facilities are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). The obligations under the lease agreements for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases. See below under “Lease Amendments and Terminations” for further detail on Ensign lease amendments. Ensign provides a guaranty for properties leased to The Pennant Group, Inc. (“Pennant”) under the Pennant Master Lease (defined below), which represent $7.3 million of total annualized contractual rental income as of December 31, 2023.
As of December 31, 2023, 15 of the Company’s facilities were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”). The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2023, annualized contractual rental income from the PMG Master Lease was $31.2 million and is escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of PMG that are tenants under the PMG Master Lease are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
As of December 31, 2023, 108 of the Company’s 226 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the CPI (but not less than zero), some of which are subject to a cap, or fixed rent escalators. During the second and third quarters of 2022, the Company entered into triple-net lease agreements for two of the Company’s 226 facilities which are being repurposed to behavioral health facilities. Two of the Company’s 226 facilities are non-operational and are leased under a long term lease with rent commencing 12 months following lease commencement. In addition, as of December 31, 2023, the master lease for one of the Company’s 226 facilities was terminated and the facility is non-operational while undergoing renovations. See below under “Lease Amendments and Terminations” for further detail. As of December 31, 2023, 14 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales for additional information.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, assets held for sale and assets being repurposed, was as follows (dollars in thousands):

Year	Amount
2024	$200,650
2025	201,648
2026	200,530
2027	197,378
2028	195,140
Thereafter	970,806
$1,966,152
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type(1)	Properties		Lease Expiration	Option Period Open Date(2)		Option Type(3)	Current Cash Rent(4)
SNF	1		March 2029	4/1/2022	(5)	A / B(7)	$832
SNF / Campus	1	(8)	October 2032	1/1/2024	(6)	A	947
SNF	4		November 2034	12/1/2024	(5)	A	3,988
(1)Excludes a purchase option on an 11 building SNF portfolio classified as held for sale as of December 31, 2023 and representing $5.1 million of current cash rent. Tenant is currently not eligible to elect the option.
(2)The Company has not received notice of exercise for the option periods that are currently open.
(3)Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(4)Based on annualized cash revenue for contracts in place as of December 31, 2023.
(5)Option window is open until the expiration of the lease term.
(6)Option window is open for six months from the option period open date.
(7)Purchase option reflects two option types.
(8)Excludes one property classified as held for sale as of December 31, 2023 and subsequently sold in the first quarter of 2024.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Rental Income
Contractual rent due(1)	$198,244	$188,906	$190,100
Straight-line rent	(29)	17	32
Amortization of below-market lease intangible	384	—	—
Adjustment for collectibility(2)	—	(1,417)	—
Lease termination revenue(3)	—	—	63
Total	$198,599	$187,506	$190,195
(1)Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the years ended December 31, 2023, 2022 and 2021 were $5.5 million, $2.8 million, and $3.6 million, respectively.
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
(3)In connection with the agreement to terminate its lease agreements with Metron Integrated Health Systems (“Metron”) and to sell the facilities to a third-party, the Company received certain lease termination payments from Metron.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the years ended December 31, 2023, 2022 and 2021 (dollar amounts in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)		Number of Properties	Number of Beds/Units(3)
December 31, 2023
Skilled nursing(4) (5)	$169,181	$13,764		10	1,256
Multi-service campuses(5)	25,276	1,916		1	168
Assisted living	39,318	3,495		4	241
Total	$233,775	$19,175		15	1,665
December 31, 2022
Skilled nursing	$8,918	$815		1	135
Multi-service campuses	13,003	1,235		1	130
Total	$21,921	$2,050		2	265
December 31, 2021
Skilled nursing	$57,973	$4,499		4	509
Multi-service campuses	125,708	8,604	(6)	4	640
Assisted living	12,395	—	(7)	2	98
Total	$196,076	$13,103		10	1,247
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months excluding the impact of straight-line rent or rent abatement in the first one to three months, if applicable.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes three SNFs held through joint ventures. See Note 11, Variable Interest Entities, for additional information. One SNF is currently leased under a short-term lease and a new long-term lease has been entered into with one of the Company’s existing operators and it is expected that this lease will become effective once regulatory approval is obtained. Initial annual cash rent does not consider a rent deferral of $420,000 in the first year upon commencement of the long-term lease to be repaid in 15 installments beginning in year 2. The two other SNFs held through a joint venture are under separate leases with an initial annual rent of $2.0 million. The leases provide for a rent reset in which the joint venture may propose rent, capped at 10% of gross revenues, effective January 1, 2027. If the proposed rent reset is not accepted, the joint venture has the option to replace the current tenant.
(5)One acquisition including three SNFs and one multi-service campus provides for annual fixed increases from $6.8 million in year one to $7.6 million in year two and $8.9 million in year three.
(6)Initial annual cash rent represents the first twelve months of rent upon commencement of the Company’s long-term net leases, which occurred during the three months ended June 30, 2021, upon the tenant’s receipt of licensing approval and increases to $9.4 million in the second year with CPI-based annual escalators thereafter.
(7)Initial annual cash rent is zero until transfer of operations upon receipt of licensing approval.

Lease Amendments and Terminations
New Embassy Lease and Hillstone Lease Amendment and Termination. Effective January 1, 2024, the Company entered into a new triple-net master lease with Embassy Healthcare Holdings, Inc. (“Embassy”) with respect to one multi-service campus, formerly leased to an affiliate of Hillstone Healthcare, Inc. (“Hillstone”). The Embassy lease had an initial term at the date of the lease of approximately 10 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the lease is approximately $0.6 million and the master lease provides Embassy with a partial rent abatement until required authorizations with respect to the ALF portion of the facility are obtained and occupancy levels reach a certain percentage.
On March 24, 2023, the Company amended its master lease with affiliates of Hillstone. In connection with the lease amendment, the Company agreed to defer rent of approximately $0.7 million for 12 months from December 2022 through November 2023 to be repaid as a percentage of adjusted gross revenues of one underlying facility, as defined in the amended lease, beginning January 1, 2025, until deferred rent has been paid in full. On December 31, 2023, the Company terminated its master lease with Hillstone. Annual cash rent under the Hillstone master lease prior to lease termination was approximately $1.3 million. Hillstone paid a lease termination fee of approximately $0.8 million to cover unpaid contractual rent.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noble NJ Lease Termination and New Ridgeline NJ Lease. On October 24, 2023, the Company entered into a new master lease (the “Ridgeline NJ Lease”) with affiliates of Ridgeline Properties, LLC (“Ridgeline”) to lease two ALFs in New Jersey which were non-operational and under a short-term lease (the “Noble NJ Lease”) which was terminated in connection with the Ridgeline NJ Lease. The Ridgeline NJ Lease had an initial term at the date of the lease of approximately 10 years from the facility opening date, which is expected to occur in the second quarter of 2024 upon final regulatory approval and final licensing of both facilities, with two five-year renewal options and CPI-based escalators. Annual cash rent under the Ridgeline NJ Lease is approximately $1.0 million beginning on the first day of the second lease year.
Premier Termination and Amended Ridgeline Lease. Effective September 1, 2023, six ALFs in Michigan and North Carolina were removed from the master lease with affiliates of Premier Senior Living, LLC (“Premier”) and the Company terminated the Premier master lease. Annual cash rent under the Premier master lease prior to lease termination was approximately $2.7 million. In connection with the lease termination, the Company amended its existing triple-net master lease with affiliates of Ridgeline with respect to the six ALFs. The Ridgeline lease had a remaining term at the date of the lease amendment of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.7 million. The amended lease provides for $0.2 million in rent abatement and a $0.2 million rent deferral to be repaid beginning in December 2024.
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
Noble VA Lease Termination and New Pennant Lease. Effective March 16, 2023, two ALFs in Wisconsin were removed from a master lease with affiliates of Noble VA Holdings (“Noble VA”) and the Company terminated the applicable Noble VA master lease. Annual cash rent under the applicable Noble VA master lease prior to lease termination was approximately $2.3 million. In connection with the lease termination, the Company entered into a new lease (the “New Pennant Lease”) with Pennant with respect to the two ALFs. The New Pennant Lease had an initial term at the date of the lease of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the new lease was approximately $0.8 million and the master lease provides Pennant with three months deferred rent to be repaid before the expiration or termination of the lease.
Noble Partial Lease Termination and New Landmark Leases. In June and August of 2022, one ALF in Florida and one ALF in Maryland were removed from a master lease with affiliates of Noble Senior Services (“Noble”) and the Company amended the applicable Noble master lease to reflect the removal of the two ALFs. Annual cash rent under the applicable Noble master lease decreased by approximately $1.1 million. In connection with the partial lease termination, the Company entered into a lease with Landmark Recovery of Maryland, LLC and Landmark Recovery of Florida, LLC (collectively “Landmark”) to repurpose the facilities to behavioral health treatment centers. Rent under the leases will commence 12 - 18 months following commencement of the lease term or, if earlier, upon Landmark obtaining all licensure, permits, and other required regulatory authorizations with respect to operating the facility. The leases will expire on the 20th anniversary of the rent commencement date and both contain one 10-year renewal option and CPI-based rent escalators.
Pennant Partial Lease Termination and Amended Ensign Master Leases. On April 1, 2022, operations at two ALFs in California and Washington operated by Pennant were transferred to Ensign. In connection with the transfers, the Company amended the Pennant Master Lease to reflect the removal of the two ALFs and amended two existing Ensign Master Leases to include the two ALFs. The applicable Ensign Master Leases, as amended, had a remaining term at the date of amendment of approximately five years and 16 years, respectively, both with three five-year renewal options and CPI-based rent escalators. Annual cash rent under each of the two applicable Ensign Master Leases, as amended, increased by approximately $0.4 million and annual cash rent under the Pennant Master Lease, as amended, decreased by $0.8 million.

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
Amended Noble Master Leases and New Noble NJ Master Lease. During the three months ended September 30, 2021, the Company did not collect a portion of rent from affiliates of Noble Senior Services and Noble VA Holdings, LLC (collectively, “Noble”). On September 23, 2021, the Company amended its two existing triple-net master leases with Noble. The lease amendment granted a deferral for a total of $1.8 million of unpaid base rent, which represented approximately 4% of the Company’s total contractual base rent for the three months ended September 30, 2021. In connection with its agreement to the rent deferral, the Company also entered into a purchase agreement with Noble to acquire two assisted living facilities owned by Noble. The lease amendment required the deferred rent, as well as all contractual rent for the fourth quarter of 2021, to be paid in full upon the closing of the purchase of the two facilities. The Company closed on the acquisition of the two facilities in December 2021 and the deferred rent, as well as all contractual rent for the fourth quarter of 2021, was paid in full. The two facilities were leased back to Noble under a short-term lease agreement while the Company pursued other tenants for the long-term.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Premier Partial Lease Termination and Amended Noble VA Master Lease. On March 10, 2021 and July 1, 2021, two assisted living facilities in Wisconsin operated by affiliates of Premier were transferred to affiliates of Noble VA. In connection with the transfer, the Company partially terminated the Premier master lease and amended the existing triple-net master lease with Noble VA to include the two assisted living facilities. The Noble VA master lease, as amended, had a remaining term at the date of amendment of approximately 13 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the amended Noble VA master lease increased by approximately $1.3 million on March 10, 2021 and approximately $1.0 million on July 1, 2021 and annual cash rent under the partially terminated Premier master lease decreased by approximately the same amount. See above under “Noble VA Lease Termination and New Pennant Lease” and “Amended Noble Master Leases and New Noble NJ Master Lease” for additional information regarding the Company’s leases with Noble.

4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the year ended December 31, 2023, the Company recognized aggregate impairment charges of $36.3 million, of which $26.8 million related to properties held for sale, $8.0 million related to properties held for investment, and $1.5 million related to properties that were sold. During the year ended December 31, 2022, the Company recognized aggregate impairment charges of $79.1 million, of which $14.4 million related to properties held for sale, $19.7 million related to properties held for investment, and $45.0 million related to properties that were sold. These charges are reported in impairment of real estate investments in the consolidated statements of operations. During the year ended December 31, 2021, the Company did not recognize any impairment charges.
As of December 31, 2023, there were 14 facilities classified as held for sale, all of which have been marked down to fair value less estimated costs to sell.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations on assets held for sale during the twelve months ended December 31, 2023, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $8,000 to $85,000, with a weighted average price per unit of $20,000. For the Company’s impairment calculations on assets held for sale during the twelve months ended December 31, 2022, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $20,000 to $85,000, with a weighted average price per unit of $55,000.
Impairment of Real Estate Investments Held for Investment
During the year ended December 31, 2023, the Company recognized an impairment charge of $8.0 million related to one SNF. The Company wrote down its carrying value of $8.7 million to its estimated fair value of $0.7 million, which is included in real estate investments, net on the Company’s consolidated balance sheets. The fair value of the asset was based on comparable market transactions and considered Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculation, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit of $7,000.
During the year ended December 31, 2022, the Company recognized an impairment charge of $1.7 million related to one SNF. The Company wrote down its carrying value of $2.8 million to its estimated fair value of $1.1 million, which is included in real estate investments, net on the Company’s condensed consolidated balance sheets. The fair value of the asset was based on comparable market transactions and considered Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculation, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit of $20,000.
During the third quarter of 2022, the Company determined that one ALF, with a carrying value of $4.9 million, that was classified as held for sale at June 30, 2022 no longer met the held for sale criteria. The Company reclassified this ALF out of assets held for sale at its fair value at the date of the decision not to sell of approximately $4.9 million, or a weighted average

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
price per unit of $125,000. During the year ended December 31, 2022, the Company recognized approximately $1.4 million in impairment charges related to this one ALF.
During the fourth quarter of 2022, the Company determined that nine ALFs, with a carrying value of $50.8 million, that were classified as held for sale at September 30, 2022, no longer met the held for sale criteria. The Company reclassified the nine ALFs out of assets held for sale at their fair value at the date of the decision not to sell of approximately $47.8 million. During the year ended December 31, 2022, the Company recognized approximately $16.6 million in impairment charges related to these nine ALFs. The fair value of assets reclassified as real estate investments held for use was based on an income approach using current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, and, where applicable, terms of recent lease agreements or the results of negotiations with prospective tenants, which are considered to be Level 3 measurements within the fair value hierarchy. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations, the Company’s fair value estimates primarily relied on an income approach. When utilizing an income approach, assumptions include, but are not limited to, terminal capitalization rates ranging from 7.5% to 8.75% and discount rates ranging from 8.5% to 9.75%.
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Twelve Months Ended December 31,
	2023	2022(1)	2021(1)
Number of facilities	5	13	1
Net sales proceeds(2)	$18,313	$57,149	$7,178
Net carrying value	16,095	60,918	7,255
Net gain (loss) on sale	$2,218	$(3,769)	$(77)
(1)Net sales proceeds, net carrying value and net gain (loss) on sale also reflect a land parcel that was sold in each of the years ended December 31, 2022 and 2021, which is not included in the number of facilities.
(2)Net sales proceeds includes $2 million of seller financing in connection with the sale of one ALF in June 2023. Net sales proceeds includes $12 million of seller financing in connection with the sale of six SNFs and one multi-service campus in September 2022.
The following table summarizes the Company’s assets held for sale activity for the year ended December 31, 2023 (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	47,114	14
Assets sold	(16,095)	(5)
Impairment of real estate held for sale	(28,299)	—
December 31, 2023	$15,011	14

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS

As of December 31, 2023 and 2022, the Company’s other real estate related investments, at fair value, consisted of the following (dollar amounts in thousands):

					As of December 31, 2023
Investment	Facility Count and Type	Principal Balance as of December 31, 2023	Fair Value as of December 31, 2023	Fair Value as of December 31, 2022	Weighted Average Contractual Interest Rate		Maturity Date
Mortgage secured loans receivable	30 SNF, 3 ALF, 2 Campus & ILF	$165,197	$156,769	$117,684	8.9%	(1), (2)	5/31/2024 - 6/29/2033
Mezzanine loans receivable	18 SNF/Campus	25,000	21,799	38,684	11.0%		6/30/2032
Total		$190,197	$178,568	$156,368
(1)Rates are net of subservicing fee, if applicable.
(2)Two mortgage secured loans receivable use term secured overnight financing rate (“SOFR”). Term SOFR used as of December 31, 2023 was 5.35%. Rates are net of subservicing fees.
The following table summarizes the Company’s other real estate related investments activity for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Origination of other real estate related investments	$53,834	$147,150	$—
Accrued interest, net	388	1,165	155
Unrealized loss on other real estate related investments, net	(6,485)	(7,102)	—
Prepayments of other real estate related investments	(25,537)	—	—
Net increase in other real estate related investments, at fair value	$22,200	$141,213	$155
2023 Other Real Estate Related Investment Transactions
On December 15, 2023, a partial payment of $10.5 million was made on one $22.3 million mortgage loan receivable. See below under “2022 Other Real Estate Related Investment Transactions” for further detail. On March 30, 2023, one $15.0 million mezzanine loan was prepaid in full. The $15.0 million mezzanine loan was originated in 2020 for nine skilled nursing facilities secured by membership interests in the borrower, with an annual interest rate of 12%.
On November 29, 2023, the Company extended a $6.3 million mortgage loan to an assisted living real estate owner. The mortgage loan is secured by one ALF and bears interest at a rate of 9.9%. The mortgage loan is set to mature on June 1, 2026, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee of 2% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with the loan being refinanced pursuant to a loan (or loans) provided by Fannie Mae, Freddie Mac, Federal Housing Administration, or a similar governmental authority. The Company elected the fair value option for the mortgage loan.
On September 29, 2023, the Company extended a $3.6 million mortgage loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $3.6 million secured mortgage loan constituted the entirety of the “B” tranche with its payments subordinated accordingly and bears interest at a rate of 12.0%. The mortgage loan is secured by three SNFs. The mortgage loan is set to mature on September 29, 2026, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 0% to 2% of any proposed financing in connection with the loan being refinanced by the U.S. Department of Housing and Urban Development (“HUD”). The Company elected the fair value option for the mortgage loan.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 17, 2023, the Company extended a $15.7 million mortgage loan to a skilled nursing real estate owner. The mortgage loan is secured by two SNFs and bears interest at a rate of 9.0%. The mortgage loan is set to mature on August 1, 2028, with one five-year extension option and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with the loan being refinanced pursuant to a loan (or loans) provided by Fannie Mae, Freddie Mac, Federal Housing Administration, or a similar governmental authority. The Company elected the fair value option for the mortgage loan.
On June 29, 2023, the Company extended a $26.0 million mortgage loan to a skilled nursing real estate owner. The mortgage loan is secured by one SNF campus and one ILF and bears interest at a rate of 9.0%. The mortgage loan is set to mature on June 29, 2033 and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 0% to 3% of the loan plus unpaid interest payments. The Company elected the fair value option for the mortgage loan.
On June 1, 2023, the Company closed on the sale of one ALF. In connection with the sale, the Company provided affiliates of the purchaser of the properties with a $2.0 million mortgage loan which bears interest at a rate of 9.0%. The mortgage loan is secured by the ALF and is set to mature on May 31, 2024. The mortgage loan has a one-year extension option and may be prepaid in whole before the maturity date. The Company elected the fair value option for the mortgage loan.
2022 Other Real Estate Related Investment Transactions
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In August 2022, the Company extended a $22.3 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $22.3 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by five skilled nursing facilities, four of which are operated by an existing operator and one of which is operated by a large, regional skilled nursing operator. The “B” tranche secured term loan is set to mature on August 1, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by HUD, Federal Housing Administration, or a similar governmental authority. The "B" tranche secured term loan bears interest at a rate based on term secured overnight financing rate, calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.25% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.75% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.0% and less a subservicing fee of 50% over 8.25%. The “B” tranche secured term loan requires monthly interest payments. The Company elected the fair value option for the “B” tranche secured term loan. In December 2023, in accordance with the terms and conditions set forth in the loan agreement, the borrower elected to cause one of the skilled nursing facilities to be released from the loan, and in connection with the same, the borrower partially prepaid the loan in the amount of $10.5 million.
In June 2022, the Company extended a $75.0 million term loan to a skilled nursing real estate owner as part of a larger, multi-tranche, senior secured term loan facility. The senior secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche (with the “C” tranche being the most subordinate). The Company’s $75.0 million term loan constituted the entirety of the “C” tranche with its payments subordinated accordingly. The senior secured term loan facility is secured by an 18-facility skilled nursing portfolio in the Mid-Atlantic region, operated by a large, regional skilled nursing operator. In connection with the senior secured term loan facility and the borrower’s acquisition of the skilled nursing portfolio, the Company also extended to the borrower group a $25.0 million mezzanine loan. The “C” tranche of the senior secured term loan bears interest at 8.5%, less a servicing fee equal to the positive difference, if any, between the lesser of the contractual interest payment and actual payment of interest made by the borrower and a hypothetical interest payment at a rate of 8.25%, resulting in an effective interest rate of 8.375%. The “C” tranche senior secured term loan is set to mature on June 30, 2027 and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the end of the month of prepayment; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by HUD, Federal Housing Administration, or a similar governmental authority. The mezzanine loan bears interest at 11% and is secured by a pledge of membership interests in an up-tier affiliate of the borrower group. The mezzanine loan is set to mature on June 30, 2032, and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date, commencing on June 30, 2029, for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments through the date of prepayment. The “C” tranche senior secured term loan and mezzanine loan both require monthly interest payments. The Company elected the fair value option for both the “C” tranche term loan and the mezzanine loan.
The fair value option is elected on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. The Company’s primary purpose in electing the fair value option for these instruments was to align with management’s view of the underlying economics of the loans and the manner in which they are managed.
Preferred Equity Investment
In December 2023, the Company completed a $1.8 million preferred equity investment in E3 Acquisition, LLC, which owns the borrowers under the $3.6 million mortgage loan noted above under “2023 Other Real Estate Related Investment Transactions.” The preferred equity investment yields a return of 15% calculated on the outstanding carrying value of the investment. The preferred equity investment is expected to be repaid with proceeds from the refinancing of the Company’s $3.6 million mortgage loan with HUD, provided, however, that if the repayment occurs sooner than 15 months from the investment date, the Company will receive the amount had the preferred equity investment remained outstanding for the full 15 months.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Loans Receivables
As of December 31, 2023 and 2022, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s consolidated balance sheets, consisted of the following (dollars in thousands):

				As of December 31, 2023
Investment	Principal Balance as of December 31, 2023	Book Value as of December 31, 2023	Book Value as of December 31, 2022	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$17,094	$17,156	$9,600	8.8%	6/30/2024 - 5/31/2026
Expected credit loss	—	(2,094)	(2,094)
Total	$17,094	$15,062	$7,506
The following table summarizes the Company’s other loans receivable activity for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Origination of loans receivable	$8,486	$14,500	$1,253
Principal payments	(988)	(6,307)	(393)
Accrued interest, net	58	(4)	(6)
Provision for loan losses, net	—	(3,844)	—
Net increase in other loans receivable	$7,556	$4,345	$854
Expected credit losses and recoveries are recorded in provision for loan losses, net in the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that have been placed on non-accrual status, including an unfunded loan commitment of $0.4 million, net of a loan loss recovery of $0.8 million related to a loan previously written-off. During the year ended December 31, 2022, the Company fully reserved and wrote-off $2.5 million, related to one other loan receivable, in connection with the sale of six SNFs and one multi-service campus. During the years ended December 31, 2023 and 2021, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the years ended December 31, 2023, 2022 and 2021 (dollar amounts in thousands):

	For the Year Ended December 31,
Investment	2023	2022	2021
Mortgage secured loans receivable	$13,329	$4,853	$—
Mezzanine loans receivable	3,683	3,489	1,825
Preferred equity investments	18	—	—
Other loans receivable	847	284	331
Other	1,294	—	—
Total	$19,171	$8,626	$2,156

6. FAIR VALUE MEASUREMENTS
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. GAAP guidance defines three levels of inputs that may be used to measure fair value:

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$156,769	$156,769
Mezzanine loan receivable	—	—	21,799	21,799
Total	$—	$—	$178,568	$178,568

	Level 1	Level 2	Level 3	Balance as of December 31, 2022
Assets:
Mortgage secured loans receivable	$—	$—	$117,684	$117,684
Mezzanine loans receivable	—	—	38,684	38,684
Total	$—	$—	$156,368	$156,368
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2022	$117,684	$38,684
Loan originations	53,834	—
Accrued interest, net	543	(155)
Unrealized losses on other real estate related investments, net	(4,755)	(1,730)
Repayments	(10,537)	(15,000)
Balance as of December 31, 2023	$156,769	$21,799
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the year ended December 31, 2023, the Company recorded an unrealized loss of $8.1 million on the Company’s secured and mezzanine loans receivable due to rising interest rates and a $0.3 million loss due to a loan origination fee paid, partially offset by unrealized gains of $0.7 million due to a decrease in projected forward interest rates and a reversal

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of a previously recognized unrealized loss of $1.2 million related to the repayment of one mezzanine loan receivable and partial repayment of one mortgage loan receivable. During the year ended December 31, 2022, the Company recorded an unrealized loss of $7.1 million on the Company’s secured and mezzanine loans receivable due to rising interest rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of December 31, 2023 and 2022, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of December 31, 2023:

Type	Book Value as of December 31, 2023	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$156,769	Discounted cash flow	Discount Rate	10% - 15%
Mezzanine loan receivable	21,799	Discounted cash flow	Discount Rate	12% - 15%
For the year ended December 31, 2023, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the years ended December 31, 2023 and 2022, the Company recorded impairment charges of $36.3 million and $79.1 million, respectively. For the year ended December 31, 2021, there were no real estate assets deemed to be impaired. See Note 4, Impairments of Real Estate Investments, Assets Held for Sale, Net and Asset Sales, for additional information.
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Notes (as defined in Note 7, Debt, below) as of December 31, 2023 and 2022 using Level 2 inputs is as follows (dollars in thousands):

		December 31, 2023			December 31, 2022
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	3	$1,782	$1,801	$1,801	$—	$—	$—
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$396,039	$362,500	$400,000	$395,150	$345,036
Cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.
Preferred equity investments: The fair value of the preferred equity investment was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. The Company utilized discount rates ranging from 14% to 16% with a weighted average of 15% in its fair value calculation. As such, the Company classifies these instruments as Level 3.
Senior unsecured notes payable: The fair value of the Notes was determined using third-party quotes derived from orderly trades.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates and spreads for similar debt arrangements.

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023			December 31, 2022
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Amount	Amount	Loan Fees	Amount
Senior unsecured notes payable	$400,000	$(3,961)	$396,039	$400,000	$(4,850)	$395,150
Senior unsecured term loan	200,000	(441)	199,559	200,000	(652)	199,348
Unsecured revolving credit facility(1)	—	—	—	125,000	—	125,000
	$600,000	$(4,402)	$595,598	$725,000	$(5,502)	$719,498
(1)Deferred financing fees are included in deferred financing costs, net on the balance sheet, and not reflected as a reduction to the unsecured revolving credit facility.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.
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

Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender ( as amended from time to time, the “Second Amended Credit Agreement”). The Second Amended Credit Agreement, which amends and restates the Company’s amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of December 31, 2023, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.
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
As of December 31, 2023, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.
Schedule of Debt Maturities
As of December 31, 2023, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2024	$—
2025	—
2026	200,000
2027	—
2028	400,000
Thereafter	—
$600,000

8. EQUITY
Common Stock
At-The-Market Offering—On February 24, 2023, the Company entered into an equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “Previous ATM Program”). On September 15, 2023, the Company terminated the Previous ATM Program and entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program” and together with the Previous ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the Company may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company expects to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. There were no outstanding ATM forward contracts that had not settled as of December 31, 2023.
The following tables summarize ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
Number of shares	30,869	2,405	990
Average sales price per share	$20.86	$20.00	$23.74
Gross proceeds(1)	$643,802	$48,100	$23,505
(1)Total gross proceeds is before $8.3 million, $0.6 million, and $0.3 million of commissions paid to the sales agents and forward adjustments during the years ended December 31, 2023, 2022 and 2021, respectively, under the ATM Program. In addition, total gross proceeds is before other costs related to the ATM Program.
As of December 31, 2023, the Company had $274.1 million available for future issuances under the ATM Program.
Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for 2023, 2022 and 2021 (dollars in thousands, except per share amounts):

	For the Three Months Ended
2023	March 31,	June 30,	September 30,	December 31,
Dividends declared per share	$0.28	$0.28	$0.28	$0.28
Dividends payment date	April 14, 2023	July 14, 2023	October 13, 2023	January 12, 2024
Dividends payable as of record date[1]	$27,846	$27,853	$32,403	$36,531
Dividends record date	March 31, 2023	June 30, 2023	September 29, 2023	December 29, 2023

2022
Dividends declared per share	$0.275	$0.275	$0.275	$0.275
Dividends payment date	April 15, 2022	July 15, 2022	October 14, 2022	January 13, 2023
Dividends payable as of record date[1]	$26,691	$26,683	$26,683	$27,386
Dividends record date	March 31, 2022	June 30, 2022	September 30, 2022	December 30, 2022

2021
Dividends declared per share	$0.265	$0.265	$0.265	$0.265
Dividends payment date	April 15, 2021	July 15, 2021	October 15, 2021	January 14, 2022
Dividends payable as of record date[1]	$25,633	$25,714	$25,714	$25,755
Dividends record date	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
(1)Dividends payable includes dividends on performance stock awards that will be paid if and when the shares subject to such awards vest if deemed probable of meeting their performance condition.

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
Under the Plan, restricted stock awards (“RSAs”) vest in equal annual installments over a three year period for the RSAs granted after 2020 and a four year period for the RSAs granted in 2020. RSAs granted to non-employee members of the board of directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSAs”) granted are subject to both time and performance based conditions and vest over a one-to three year period for PSAs granted in 2021 and over a one-to-four year period for PSAs granted in 2020. The amount of such PSAs that will ultimately vest is dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return units (“TSR Units”) granted since 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs, PSAs, and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award and performance award activity for the year ended December 31, 2023:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2022	573,609	$20.63
Granted:
RSAs	166,122	22.41
Board Awards	24,768	19.38
Vested	(185,767)	20.94
Forfeited	(68,136)	20.85
Unvested balance at December 31, 2023	510,596	$21.01
As of December 31, 2023, the weighted-average remaining vesting period of such awards was 1.7 years.
The following table summarizes the Company’s RSAs and Board Awards grants during the year ended December 31, 2023 (dollars in thousands, except per share amounts):

	Grants			Vested
	Shares	Weighted Average Share Price	Grant Date Fair Value	Shares	Vest Date Fair Value
During year ended December 31, 2023(1)
RSAs	166,122	$22.41	$3,722	138,438	$2,855
PSAs	—	—	—	21,337	438
Board Awards	24,768	19.38	480	25,992	504
(1)The Compensation Committee granted annual awards for 2024 in December 2023.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSA, PSA and Board Award grants during the years ended December 31, 2022 and 2021 (dollars in thousands, except per share amounts):

	Grants
	Shares	Weighted Average Share Price	Grant Date Fair Value
During year ended December 31, 2022(1)
RSAs	159,663	$19.56	$3,123
Board Awards	25,992	16.93	440
During year ended December 31, 2021(2)
RSAs	394,863	$21.92	$8,654
PSAs	108,414	22.48	2,437
Board Awards	20,266	24.18	490
(1)The Compensation Committee granted annual awards for 2023 in December 2022.
(2)In 2021, the Compensation Committee changed the structure of the grants that resulted in two long-term equity incentive awards being granted to the Company’s named executive officers in 2021. The Compensation Committee also granted annual awards for 2022 in December 2021.
The fair value of the TSR Units is estimated on the date of the grant using a Monte Carlo valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility is based on historical volatility for the most recent weighted average period ending on the grant date for the Company and the selected TSR peer group, and is calculated on a daily basis. The following table reflects the weighted-average key assumptions used in this valuation for awards granted during the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Risk-free interest rate	4.08%	3.91%	0.60%
Expected stock price volatility	26.44%	52.90%	52.42%
Expected service period	3.04 years	3.04 years	2.93 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
Fair value per share at date of grant	$27.41	$26.53	$29.10
The total fair value of the TSR Units granted during the years ended December 31, 2023, 2022 and 2021 was $2.9 million, $2.5 million and $5.3 million, respectively.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$5,153	$5,758	$10,832
As of December 31, 2023, there was $10.4 million of unamortized stock-based compensation expense related to the unvested RSAs, PSAs, Board Awards, and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the years ended December 31, 2023, 2022 and 2021, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to CareTrust REIT, Inc.	$53,735	$(7,506)	$71,982
Less: Net income allocated to participating securities	(400)	(440)	(507)
Numerator for basic and diluted earnings available to common stockholders	$53,335	$(7,946)	$71,475
Denominator:
Weighted-average basic common shares outstanding	105,956	96,703	96,017
Dilutive potential common shares - performance stock awards	164	—	75
Dilutive potential common shares - forward equity agreements	32	—	—
Weighted-average diluted common shares outstanding	106,152	96,703	96,092

Earnings (loss) per common share attributable to CareTrust REIT, Inc., basic	$0.50	$(0.08)	$0.74
Earnings (loss) per common share attributable to CareTrust REIT, Inc., diluted	$0.50	$(0.08)	$0.74
Antidilutive unvested restricted stock awards, total shareholder units, performance awards, and forward equity shares excluded from the computation	475	744	591

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs.
In August 2023, the Company entered into a joint venture (“JV”), pursuant to which the Company contributed $2.4 million into the JV, that was used to satisfy a deposit on a potential real estate acquisition.
In September 2023, the Company entered into a JV, pursuant to which the Company contributed $25.5 million into the JV that purchased one SNF located in California for $26.1 million. The JV partner contributed the remaining $0.6 million of equity.
In October 2023, the Company entered into a JV, pursuant to which the Company contributed $34.3 million into the JV that purchased two SNFs located in California for $35.1 million. The JV partner contributed the remaining $0.8 million of equity.
Pursuant to the Company’s JVs, the Company typically contributes 97.5% of the JVs total investment amount and the Company receives 100% of the preferred equity interest in the JV in exchange for 95% of that total investment and a 50% common equity interest in the JV in exchange for the remaining 2.5% of that investment. The JV partner contributes the remaining 2.5% of the JVs total investment amount in exchange for a 50% common ownership interest in the JV.
Total assets and total liabilities on the Company’s consolidated balance sheets include VIE assets and liabilities as follows (in thousands):

December 31, 2023
Assets:
Real estate investments, net	$68,106
Prepaid and other assets	2,800
Total assets	70,906
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	7,239
Total liabilities	$7,239

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the normal course of business, the Company enters into various commitments, typically consisting of funding of capital expenditures and short-term working capital loans to existing tenants while they await licensure and certification or are conducting turnaround work in one or more of the Company’s properties.
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except for the facilities leased under certain master lease agreements, with certain subsidiaries of Ensign and Pennant, under which the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. The Company has also provided select tenants with strategic capital for facility upkeep and modernization. The Company’s Tenant Code of Conduct and Corporate Responsibility policy (the “Tenant ESG Program”) provides eligible triple-net tenants of the Company with monetary inducements to make sustainable improvements to the Company’s properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. The Company’s board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program.
The table below summarizes the Company’s existing, known commitments and contingencies as of December 31, 2023 (in thousands):

Remaining Commitment
Capital expenditures(1)	$9,206
Mortgage loans(2)	4,700
$13,906
(1)As of December 31, 2023, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $9.2 million, of which $2.4 million is subject to rent increase at the time of funding.
(2)One mortgage loan includes an earnout advance upon satisfaction of certain conditions.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major operator concentration – The Company has operators from which it derived 10% or more of its revenue for the years ended December 31, 2023, 2022 and 2021. The following table sets forth information regarding the Company’s major operators as of December 31, 2023, 2022 and 2021:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
Operator(1)	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
December 31, 2023(2)
Ensign	83	8	7	8,738	997	661	32%
PMG	13	2	—	1,742	402	—	14%

December 31, 2022(3)
Ensign	83	8	7	8,741	997	661	35%
PMG	13	2	—	1,742	402	—	16%

December 31, 2021(3)
Ensign	83	8	4	8,756	997	395	32%
PMG	13	2	—	1,742	402	—	15%
(1)See Note 3, Real Estate Investments, Net, for further information regarding Ensign and PMG. Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.
(2)The Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements and adjustments for collectibility.
(3)The Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its revenue for the year ended December 31, 2023, 2022 and 2021:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
December 31, 2023(1)
CA	40	9	8	4,615	1,527	656	28%
TX	40	3	2	5,123	536	212	21%

December 31, 2022(2)
CA	27	8	5	3,048	1,359	437	26%
TX	38	3	3	4,849	536	242	22%

December 31, 2021(2)
CA	27	8	5	3,048	1,359	449	25%
TX	37	3	3	4,694	536	242	20%
(1)Based on the Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements and adjustments for collectibility.
(2)Based on the Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.
14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Acquisitions and Investments
On January 3, 2024, the Company contributed $10.7 million into a JV that purchased one ALF located in California for $11.0 million. In exchange, the Company holds 100% of the preferred equity interests in the JV and 50% of the common equity interest in the JV. The JV partner contributed the remaining $0.3 million of the total investment in exchange for 50% of the common equity interest in the JV. The new lease has an initial term of approximately 10 years, with four five-year renewal options and 2% fixed rent escalators beginning in year 3. Annual cash rent under the lease is approximately $1.0 million.
On January 25, 2024, the Company extended a $9.8 million mezzanine loan to a skilled nursing real estate owner in connection with a portfolio of ten SNFs located in Missouri. The mezzanine loan is secured by a pledge of membership interests in an affiliate of the borrower. The loan bears interest at term SOFR plus 8.75%, with a term SOFR floor of 6%, payable monthly and net of a 0.75% subservicing fee. Commencing on February 1, 2026, monthly principal payments shall be due. The mezzanine loan is set to mature on July 25, 2027, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 1% to 2% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment).
On February 1, 2024, the Company extended a $7.4 million mezzanine loan to a skilled nursing real estate owner for one SNF located in California. The mezzanine loan is secured by a pledge of membership interests in an affiliate of the borrower. The loan bears interest at 11.5%, payable monthly. The mezzanine loan is set to mature on January 31, 2029 and may (subject to certain limited exceptions) not be prepaid prior to the date that is 18 months following the loan closing.
On February 2, 2024, the Company extended a $35.0 million mezzanine loan to a skilled nursing real estate owner in connection with 15 SNFs located in Virginia. The mezzanine loan is secured by a pledge of membership interests in an affiliate of the borrower. The loan bears interest at term SOFR plus 8.75%, with a term SOFR floor of 6%, payable monthly and net of a 0.75% subservicing fee. Commencing on February 2, 2026, monthly principal payments shall be due. The mezzanine loan is set to mature on August 1, 2027, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 1% to 2% of the loan plus unpaid interest payments equal to 18 months (less the amount of monthly interest payments made by the borrower through the date of prepayment).
New Lease Agreement
Effective January 1, 2024, in connection with the December 31, 2023 Hillstone lease termination, one multi-service campus was removed from the Hillstone master lease. In connection with the lease termination, the Company entered into a new lease with Embassy Healthcare Holdings, Inc. (“Embassy”) with respect to the one multi-service campus. The Embassy lease had an initial term at the date of the lease of approximately 10 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the lease is approximately $0.6 million and the master lease provides Embassy with a partial rent abatement until required authorizations with respect to the ALF portion of the facility are obtained and occupancy levels reach a certain percentage.
Asset Sales
Subsequent to December 31, 2023, the Company closed on the sale of one SNF and one ALF with an aggregate carrying value of $1.0 million, which approximated the net sales proceeds received.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Since Acquisition	Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Improvs.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$(1,549)	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	(3,700)	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	(1,103)	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	(3,826)	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	(4,630)	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	(4,054)	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	(3,150)	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	(4,660)	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	(2,434)	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	(3,571)	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	(3,722)	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	(2,986)	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	(3,163)	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	(2,704)	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	(3,872)	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	(2,670)	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	(2,706)	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	(1,745)	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,632	441	10,376	10,817	(8,813)	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	(1,214)	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	(1,945)	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	(2,554)	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	(1,096)	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	(3,036)	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	(1,648)	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	(2,181)	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	(3,108)	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	(1,078)	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	(2,063)	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	(1,815)	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	(1,159)	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	(6,529)	2012	2009

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	(7,046)	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	(1,418)	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	(4,037)	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	(2,353)	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	155	193	5,377	5,570	(2,587)	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	(589)	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	(594)	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	(1,214)	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	(1,720)	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	(1,018)	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	(1,986)	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	(1,206)	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	(2,033)	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	(1,374)	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	(895)	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	(757)	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	(1,366)	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	(2,025)	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	(2,659)	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	(696)	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	(1,398)	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	(2,879)	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	(2,334)	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	(1,070)	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	(3,791)	2011	2011
Wisteria Health Holdings	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	(2,826)	2008	2011
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	(1,664)	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	(1,456)	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	(1,914)	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	(423)	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	(3,211)	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	(2,415)	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	(866)	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	(1,238)	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	(974)	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	(587)	2013	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	(875)	1960	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	(1,244)	1970	2013
Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	(925)	1966	2013

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

Sky Holdings AZ LLC	Bella Vita Health and Rehabilitation Center	Glendale, AZ	—	228	1,124	1,380	228	2,504	2,732	(2,021)	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	152	357	1,493	152	1,850	2,002	(1,510)	2012	2009
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	61	1,668	15,436	17,104	(3,445)	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	(1,624)	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	(1,080)	1987	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	792	833	18,878	19,711	(3,936)	1992	2015
CTR Partnership, L.P.	West Cove Care & Rehabilitation Center	Toledo, OH	—	93	10,365	811	6	1,185	1,191	—	2007	2015
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	(1,520)	1989	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	—	768	10,712	11,480	(1,986)	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	(3,924)	1984	2016
CTR Partnership, L.P.	Decatur Medical Lodge	Decatur, TX	—	990	24,909	—	990	24,909	25,899	(4,411)	2013	2016
CTR Partnership, L.P.	Royse City Medical Lodge	Royse City, TX	—	606	14,660	—	606	14,660	15,266	(2,596)	2009	2016
CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	(976)	2009	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	(1,431)	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	(594)	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	(626)	2014	2017
CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	(583)	2014	2017
CTR Partnership, L.P.	Wellspring Health and Rehabilitation of Cascadia	Nampa, ID	—	775	5,044	336	775	5,380	6,155	(869)	2011	2017
CTR Partnership, L.P.	The Rio at Fox Hollow	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	(1,985)	2016	2017
CTR Partnership, L.P.	The Rio at Cabezon	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	(1,605)	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	(340)	1993	2017
CTR Partnership, L.P.	Secora Health and Rehabilitation of Cascadia	Portland, OR	—	1,481	2,216	110	1,481	2,326	3,807	(369)	2012	2017
CTR Partnership, L.P.	Mountain Valley	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	(1,247)	1971	2017
CTR Partnership, L.P.	Caldwell Care	Caldwell, ID	—	906	7,020	516	906	7,536	8,442	(1,155)	1947	2017
CTR Partnership, L.P.	Canyon West	Caldwell, ID	—	312	10,410	461	312	10,871	11,183	(1,687)	1969	2017
CTR Partnership, L.P.	Lewiston Health and Rehabilitation	Lewiston, ID	—	625	12,087	215	625	12,302	12,927	(1,907)	1964	2017
CTR Partnership, L.P.	The Orchards	Nampa, ID	—	785	8,923	272	785	9,195	9,980	(1,417)	1958	2017
CTR Partnership, L.P.	Weiser Care	Weiser, ID	—	80	4,419	389	80	4,808	4,888	(723)	1964	2017
CTR Partnership, L.P.	Aspen Park	Moscow, ID	—	698	5,092	274	698	5,366	6,064	(875)	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	1,256	681	7,843	8,524	(1,447)	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	1,073	607	5,874	6,481	(1,077)	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	891	1,602	5,427	7,029	(1,004)	2006	2017

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,001	1,779	—	1,001	1,779	2,780	(278)	1989	2017
CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	446	869	—	446	869	1,315	(136)	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	(3,092)	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	345	2,897	15,045	17,942	(2,366)	1969	2017
CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	(3,419)	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	(721)	1973	2017
CTR Partnership, L.P.	Copper Ridge Health and Rehabilitation Center	Butte, MT	—	220	4,974	39	220	5,013	5,233	(814)	2010	2018
CTR Partnership, L.P.	Prairie Heights Healthcare Center	Aberdeen, SD	—	1,372	7,491	—	1,372	7,491	8,863	(1,133)	1965	2018
CTR Partnership, L.P.	The Meadows on University	Fargo, ND	—	989	3,275	—	989	3,275	4,264	(468)	1966	2018
CTR Partnership, L.P.	The Suites - Parker	Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	(2,322)	2012	2018
CTR Partnership, L.P.	Huntington Park Nursing Center	Huntington Park, CA	—	3,131	8,876	299	3,131	9,175	12,306	(1,232)	1955	2019
CTR Partnership, L.P.	Shoreline Care Center	Oxnard, CA	—	1,699	9,004	—	1,699	9,004	10,703	(1,136)	1962	2019
CTR Partnership, L.P.	Downey Care Center	Downey, CA	—	2,502	6,141	—	2,502	6,141	8,643	(776)	1967	2019
CTR Partnership, L.P.	Courtyard Healthcare Center	Davis, CA	—	2,351	9,256	—	2,351	9,256	11,607	(1,191)	1969	2019
Gulf Coast Buyer 1 LLC	Alpine Skilled Nursing and Rehabilitation	Ruston, LA	—	2,688	23,825	—	2,688	23,825	26,513	(2,985)	2014	2019
Gulf Coast Buyer 1 LLC	The Bradford Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,758	21,325	17	3,758	21,342	25,100	(2,694)	1980	2019
Gulf Coast Buyer 1 LLC	Colonial Oaks Skilled Nursing and Rehabilitation	Bossier City, LA	—	1,635	21,180	—	1,635	21,180	22,815	(2,591)	2013	2019
Gulf Coast Buyer 1 LLC	The Guest House Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,437	20,889	2,845	3,437	23,734	27,171	(2,992)	2006	2019
Gulf Coast Buyer 1 LLC	Pilgrim Manor Skilled Nursing and Rehabilitation	Bossier City, LA	—	2,979	24,617	1,978	2,979	26,595	29,574	(3,082)	2008	2019
Gulf Coast Buyer 1 LLC	Shreveport Manor Skilled Nursing and Rehabilitation	Shreveport, LA	—	676	10,238	602	676	10,840	11,516	(1,350)	2008	2019
Gulf Coast Buyer 1 LLC	Booker T. Washington Skilled Nursing and Rehabilitation	Shreveport, LA	—	2,452	9,148	113	2,452	9,261	11,713	(1,221)	2013	2019
Gulf Coast Buyer 1 LLC	Legacy West Rehabilitation and Healthcare	Corsicana, TX	—	120	6,682	436	120	7,118	7,238	(1,004)	2002	2019
Gulf Coast Buyer 1 LLC	Legacy at Jacksonville	Jacksonville, TX	—	173	7,481	127	173	7,608	7,781	(1,025)	2006	2019
Gulf Coast Buyer 1 LLC	Pecan Tree Rehabilitation and Healthcare	Gainesville, TX	—	219	10,097	255	219	10,352	10,571	(1,356)	1990	2019
Lakewest SNF Realty, LLC	Lakewest Rehabilitation and Skilled Care	Dallas, TX	—	—	6,905	—	—	6,905	6,905	(901)	2011	2019
CTR Partnership, L.P.	Cascadia of Nampa	Nampa, ID	—	880	14,117	—	880	14,117	14,997	(1,719)	2017	2019
CTR Partnership, L.P.	Valley Skilled Nursing	Modesto, CA	—	798	7,671	—	798	7,671	8,469	(845)	2016	2019
CTR Partnership, L.P.	Cascadia of Boise	Boise, ID	—	1,597	15,692	—	1,597	15,692	17,289	(1,647)	2018	2020
CTR Partnership, L.P.	Cooney Healthcare and Rehabilitation	Helena, MT	—	867	7,431	20	867	7,451	8,318	(656)	1984	2020

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

CTR Partnership, L.P.	Elkhorn Healthcare and Rehabilitation	Clancy, MT	—	183	7,380	504	183	7,884	8,067	(700)	1960	2020
CTR Partnership, L.P.	Beacon Harbor Healthcare and Rehabilitation	Rockwall, TX	—	1,295	17,069	—	1,295	17,069	18,364	(1,446)	1996	2020
CTR Partnership, L.P.	Pleasant Manor Healthcare and Rehabilitation	Waxahachie, TX	—	629	7,433	—	629	7,433	8,062	(635)	1972	2020
CTR Partnership, L.P.	Rowlett Health and Rehabilitation Center	Rowlett, TX	—	1,036	10,516	—	1,036	10,516	11,552	(886)	1990	2020
160 North Patterson Avenue, LLC	Buena Vista Care Center	Goleta, CA	—	7,987	7,237	—	7,987	7,237	15,224	(543)	1967	2021
CTR Partnership, L.P.	El Centro Post-Acute Care	El Centro, CA	—	1,283	8,133	135	1,283	8,268	9,551	(594)	1962	2021
CTR Partnership, L.P.	Sedona Trace Health and Wellness	Austin, TX	—	3,282	12,763	—	3,282	12,763	16,045	(865)	2017	2021
CTR Partnership, L.P.	Cedar Pointe Health and Wellness Suites	Cedar Park, TX	—	3,325	11,738	—	3,325	11,738	15,063	(786)	2017	2021
CTR Partnership, L.P.	Ennis Care Center	Ennis,TX	—	568	8,055	—	568	8,055	8,623	(421)	1982	2022
CTR Partnership, L.P.	Park Bend Rehabilitation and Healthcare Center	Burleson, TX	—	1,877	6,616	717	1,877	7,333	9,210	(148)	1988	2023
CTR Partnership, L.P.	Prairie Ridge Health and Rehabiliation	Overland Park , KS	—	1,301	5,025	—	1,301	5,025	6,326	(104)	1987	2023
CTR Partnership, L.P.	Spalding Post Acute	Griffin , GA	—	680	11,044	—	680	11,044	11,724	(209)	2022	2023
CTR Partnership, L.P.	Casa Azul Skilled Nursing and Rehabilitation	Katy , TX	—	3,413	10,451	—	3,413	10,451	13,864	(165)	2005	2023
8665 La Mesa Boulevard, LLC	Community Convalescent Hospital of La Mesa	La Mesa , CA	—	5,346	21,528	—	5,346	21,528	26,874	(321)	1968	2023
7039 Alonda Boulevard, LLC	Paramount Meadows Nursing Center	Paramount , CA	—	3,640	15,380	—	3,640	15,380	19,020	(230)	1969	2023
10625 Leffingwell Road, LLC	Norwalk Meadows Nursing Center	Norwalk , CA	—	4,932	14,229	—	4,932	14,229	19,161	(216)	1964	2023
247 E. Bobier Drive, LLC	La Fuente Post Acute	Vista , CA	—	4,882	20,793	—	4,882	20,793	25,675	(187)	1990	2023
Capitola 1935 Realty LLC	Pacific Coast Manor	Capitola , CA	—	5,231	16,321	—	5,231	16,321	21,552	(70)	1964	2023
Morgan Hills Realty LLC	Pacific Hills Manor	Morgan Hill , CA	—	3,239	14,418	—	3,239	14,418	17,657	(64)	2014	2023
			—	187,074	1,044,381	99,030	185,374	1,135,033	1,320,407	(267,859)
Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	(6,116)	2011	1999
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	(4,221)	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	(1,302)	1978	2011
4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	(1,304)	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	(1,317)	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	(998)	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	(712)	2012	2012
CTR Partnership, L.P.	Liberty Nursing Center of Willard	Willard, OH	—	144	11,097	50	144	11,147	11,291	(2,324)	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown/Premier Retirement Estates of Middletown	Middletown, OH	—	990	7,484	380	990	7,864	8,854	(1,676)	1985	2015

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

CTR Partnership, L.P.	Premier Estates of Norwood Towers/Premier Retirement Estates of Norwood Towers	Norwood, OH	—	1,316	10,071	1,021	1,316	11,092	12,408	(2,216)	1991	2016
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	—	1,258	16,526	17,784	(3,064)	1986	2016
CTR Partnership, L.P.	Bridgeport Medical Lodge	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	(4,944)	2014	2016
CTR Partnership, L.P.	The Villas at Saratoga	Saratoga, CA	—	8,709	9,736	1,397	8,709	11,133	19,842	(1,789)	2004	2018
CTR Partnership, L.P.	Madison Park Healthcare	Huntington, WV	—	601	6,385	—	601	6,385	6,986	(856)	1924	2018
CTR Partnership, L.P.	Oakview Heights Nursing & Rehabilitation Center	Mt. Carmel, IL	—	298	8,393	—	298	8,393	8,691	(1,167)	2004	2019
Gulf Coast Buyer 1 LLC	Spring Lake Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,217	21,195	2,729	3,217	23,924	27,141	(3,313)	2008	2019
Gulf Coast Buyer 1 LLC	The Village at Heritage Oaks	Corsicana, TX	—	143	11,429	482	143	11,911	12,054	(1,619)	2007	2019
CTR Partnership, L.P.	City Creek Post-Acute and Assisted Living	Sacramento, CA	—	3,980	10,106	1,488	3,980	11,594	15,574	(1,494)	1990	2019
CTR Partnership, L.P.	Crestwood Health and Rehabilitation Center	Wills Point, TX	—	143	6,075	—	143	6,075	6,218	(538)	1980	2020
Northshore Healthcare Holdings LLC	San Juan Capistrano Senior Living	San Juan Capistrano, CA	—	11,176	25,298	350	11,176	25,648	36,824	(1,923)	1999	2021
Northshore Healthcare Holdings LLC	Camarillo Senior Living	Camarillo, CA	—	7,516	30,552	—	7,516	30,552	38,068	(2,227)	2000	2021
Northshore Healthcare Holdings LLC	Bayshire Carlsbad	Carlsbad, CA	—	7,398	19,714	—	7,398	19,714	27,112	(1,459)	1999	2021
Northshore Healthcare Holdings LLC	Bayshire Rancho Mirage	Rancho Mirage, CA	—	4,024	16,790	—	4,024	16,790	20,814	(1,267)	2000	2021
CTR Partnership, L.P.	Imboden Creek Living Center	Decatur, IL	—	131	12,499	91	131	12,590	12,721	(644)	2003	2022
4075 54th Street, LLC	Jacob Healthcare Center	San Diego , CA	—	4,949	20,227	—	4,949	20,227	25,176	(308)	1994	2023
			—	60,619	301,613	10,884	60,619	312,497	373,116	(48,798)
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	(1,613)	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	(4,100)	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	(546)	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	(1,102)	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	(2,045)	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	(1,141)	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	(3,267)	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	(1,238)	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	52	367	1,685	2,052	(679)	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	(1,648)	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	(1,707)	1967	2013
Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	(630)	1995	2013
Sky Holdings AZ LLC	Desert Sky Assisted Living	Glendale, AZ	—	61	304	372	61	676	737	(546)	2004	2002
Lemon River Holdings LLC	The Grove Assisted Living	Riverside, CA	—	342	802	3,360	342	4,162	4,504	(3,397)	2012	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	258	411	2,570	2,981	(1,947)	1994	2011
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	289	430	7,003	7,433	(1,539)	2011	2014

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

CTR Partnership, L.P.	Fort Myers Assisted Living	Fort Myers, FL	—	1,489	3,531	5,864	1,489	9,395	10,884	(869)	2023	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	155	299	5,820	6,119	(172)	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	125	3,404	3,529	(102)	2011	2016
CTR Partnership, L.P.	The Pines of Clarkston	Village of Clarkston, MI	—	603	9,326	6	523	5,334	5,857	(160)	2010	2016
CTR Partnership, L.P.	The Pines of Goodrich	Goodrich, MI	—	241	4,112	923	207	4,327	4,534	(122)	2014	2016
CTR Partnership, L.P.	The Pines of Burton	Burton, MI	—	492	9,199	93	426	7,843	8,269	(237)	2014	2016
CTR Partnership, L.P.	The Pines of Lapeer	Lapeer, MI	—	302	5,773	—	261	4,066	4,327	(122)	2008	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	—	392	3,605	3,997	(668)	1984	2016
CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	44	242	6,030	6,272	(178)	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	50	189	5,083	5,272	(148)	2016	2017
CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	(915)	2016	2017
CTR Partnership, L.P.	Vista Del Lago	Escondido, CA	—	4,362	7,997	—	4,362	7,997	12,359	(908)	2015	2019
CTR Partnership, L.P.	Inn at Barton Creek	Bountiful, UT	—	2,480	4,804	15	2,480	4,819	7,299	(510)	1999	2020
CTR Partnership, L.P.	Bridgeton Essentia Neighborhood	Bridgeton, NJ	—	245	5,795	—	190	4,509	4,699	(166)	2021	2021
CTR Partnership, L.P.	Rio Grande Essentia Neighborhood	Rio Grande, NJ	—	224	5,652	—	224	5,652	5,876	(325)	2021	2021
CTR Partnership, L.P.	Chapters Living of Northwest Chicago	Bartlett , IL	—	1,964	5,650	—	1,964	5,650	7,614	(106)	2017	2023
CTR Partnership, L.P.	Chapters Living of Elmhurst	Elmhurst , IL	—	2,852	7,348	—	2,852	7,348	10,200	(135)	2017	2023
CTR Partnership, L.P.	The Ridge at Lansing	Lansing , MI	—	888	9,871	—	888	9,871	10,759	(163)	2018	2023
CTR Partnership, L.P.	The Ridge at Beavercreek	Beavercreek , OH	—	1,165	8,616	—	1,165	8,616	9,781	(140)	2018	2023
			—	33,996	181,060	16,374	33,283	172,484	205,767	(34,075)
			—	$281,689	$1,527,054	$126,288	$279,276	$1,620,014	$1,899,290	$(350,732)
(1) The aggregate cost of real estate for federal income tax purposes was $1.9 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

	Year Ended December 31,
Real estate:	2023	2022	2021
Balance at the beginning of the period	$1,721,871	$1,873,806	$1,683,205
Acquisitions	233,876	21,252	190,133
Improvements	8,878	5,896	4,521
Impairment	(10,078)	(29,803)	—
Sales and/or transfers to assets held for sale, net	(55,257)	(149,280)	(4,053)
Balance at the end of the period	$1,899,290	$1,721,871	$1,873,806
Accumulated depreciation:
Balance at the beginning of the period	$(315,914)	$(304,785)	$(259,803)
Depreciation expense	(45,275)	(42,131)	(45,498)
Impairment	2,076	10,232	—
Sales and/or transfers to assets held for sale, net	8,381	20,770	516
Balance at the end of the period	$(350,732)	$(315,914)	$(304,785)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2023
(dollars in thousands)

Description	Contractual Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens		Principal Balance	Book Value (1)	Carrying Amount of Loans Subject to Delinquent Principal or Interest

Mortgage Secured Loans:
West Virginia (18 SNF facilities)	8.4%		2027	(3)	$482,000	(4)	$75,000	$68,913	N/A
California (4 SNF facilities)	10.7%	(2)	2025	(3)	28,112	(5)	11,713	11,501	N/A
Georgia (4 SNF facilities)	9.0%	(2)	2025	(3)	72,700	(5)	24,900	22,962	N/A
Florida (2 SNF facilities)	9.0%		2028	(3)	—		15,727	15,399	N/A
California (3 SNF facilities)	12.0%		2026	(3)	30,294	(6)	3,564	3,439	N/A
Indiana (1 ALF facility)	9.0%		2024	(3)	—		2,000	2,016	N/A
California (2 SNF Campus & ILF facility)	9.0%		2033	(3)	—		25,993	26,194	N/A
California (1 ALF facility)	9.9%		2026	(3)	—		6,300	6,345	N/A
Mezzanine Loans:
West Virginia (18 SNF facilities)	11.0%		2032	(3)	557,000	(4)	25,000	21,799	N/A
					$1,170,106		$190,197	$178,568
(1)The aggregate cost for federal income tax purposes was $190.2 million as of December 31, 2023.
(2)Interest rates are variable and represent the rate in effect as of December 31, 2023.
(3)Interest is due monthly, and principal is due at the maturity date.
(4)The secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche, with the “C” tranche being the most subordinate. The Company’s loan constituted the entirety of the “C” tranche. The Company also extended a mezzanine loan to the borrower group. Accordingly, the amounts of the prior liens at December 31, 2023 are estimated.
(5)The secured term loan was structured with an “A” and a “B” tranche, with the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders. The Company’s loan constituted the entirety of the “B” tranche. Accordingly, the amounts of the prior liens at December 31, 2023 are estimated.
(6)The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2023 are estimated.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2023
(dollars in thousands)
Changes in mortgage secured and mezzanine loans are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Balance at beginning of period	$156,368	$15,155	$15,000
Additions during period:
New mortgage and mezzanine loans	53,834	147,150	—
Interest income added to principal	388	1,165	155
Deductions during period:
Paydowns/Repayments	(25,537)	—	—
Unrealized losses, net	(6,485)	(7,102)	—
Balance at end of period	$178,568	$156,368	$15,155