Form 10-Q
period 2024-03-31
CareTrust REIT, Inc.
filed 2024-05-02
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 1, 2024, there were 142,064,269 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Real estate investments, net	$1,619,438	$1,567,119
Other real estate related investments (including accrued interest of $2,152 as of March 31, 2024 and $1,727 as of December 31, 2023)	233,346	180,368
Assets held for sale	12,483	15,011
Cash and cash equivalents	451,173	294,448
Accounts and other receivables	402	395
Prepaid expenses and other assets, net	27,749	23,337
Deferred financing costs, net	3,845	4,160
Total assets	$2,348,436	$2,084,838
Liabilities and Equity:
Senior unsecured notes payable, net	$396,261	$396,039
Senior unsecured term loan, net	199,612	199,559
Accounts payable, accrued liabilities and deferred rent liabilities	35,275	33,992
Dividends payable	41,192	36,531
Total liabilities	672,340	666,121
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 141,712,165 and 129,992,796 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,417	1,300
Additional paid-in capital	2,152,454	1,883,147
Cumulative distributions in excess of earnings	(480,074)	(467,628)
Total stockholders’ equity	1,673,797	1,416,819
Noncontrolling interests	2,299	1,898
Total equity	1,676,096	1,418,717
Total liabilities and equity	$2,348,436	$2,084,838

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Rental income	$53,502	$46,163
Interest and other income	9,568	4,443
Total revenues	63,070	50,606
Expenses:
Depreciation and amortization	13,448	12,238
Interest expense	8,228	9,827
Property taxes	1,801	880
Impairment of real estate investments	2,744	1,886
Property operating expenses	660	963
General and administrative	6,838	5,061
Total expenses	33,719	30,855
Other loss:
Gain (loss) on sale of real estate, net	11	(70)
Unrealized loss on other real estate related investments, net	(612)	(454)
Total other loss	(601)	(524)
Net income	28,750	19,227
Net income attributable to noncontrolling interests	4	—
Net income attributable to CareTrust REIT, Inc.	$28,746	$19,227

Earnings per common share attributable to CareTrust REIT, Inc:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19
Weighted-average number of common shares:
Basic	132,836	99,063
Diluted	133,202	99,087

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	129,992,796	$1,300	$1,883,147	$(467,628)	$1,416,819	$1,898	$1,418,717
Issuance of common stock, net	11,600,000	116	269,671	—	269,787	—	269,787
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	119,369	1	(2,484)	—	(2,483)	—	(2,483)
Amortization of stock-based compensation	—	—	2,120	—	2,120	—	2,120
Common dividends ($0.29 per share)	—	—	—	(41,192)	(41,192)	—	(41,192)
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Contributions from noncontrolling interests	—	—	—	—	—	444	444
Net income	—	—	—	28,746	28,746	4	28,750
Balance at March 31, 2024	141,712,165	$1,417	$2,152,454	$(480,074)	$1,673,797	$2,299	$1,676,096

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	99,010,112	$990	$1,245,337	$(396,954)	$849,373	$—	$849,373
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	87,978	1	(1,480)	—	(1,479)	—	(1,479)
Amortization of stock-based compensation	—	—	936	—	936	—	936
Common dividends ($0.28 per share)	—	—	—	(27,738)	(27,738)	—	(27,738)
Net income	—	—	—	19,227	19,227	—	19,227
Balance at March 31, 2023	99,098,090	$991	$1,244,793	$(405,465)	$840,319	$—	$840,319

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$28,750	$19,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	13,462	12,252
Amortization of deferred financing costs	614	609
Unrealized losses on other real estate related investments, net	612	454
Amortization of stock-based compensation	2,120	936
Straight-line rental income	7	7
Amortization of below market rent	(575)	—
Noncash interest income	(425)	150
(Gain) loss on sale of real estate, net	(11)	70
Impairment of real estate investments	2,744	1,886
Change in operating assets and liabilities:
Accounts and other receivables	(15)	(33)
Prepaid expenses and other assets, net	(322)	61
Accounts payable, accrued liabilities and deferred rent liabilities	1,859	(499)
Net cash provided by operating activities	48,820	35,120
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(66,619)	—
Purchases of equipment, furniture and fixtures and improvements to real estate	(398)	(2,019)
Investment in real estate related investments and other loans receivable	(52,165)	—
Principal payments received on real estate related investments and other loans receivable	—	15,143
Escrow deposits for potential acquisitions of real estate	(4,105)	(17,172)
Net proceeds from sales of real estate	46	3,230
Net cash used in investing activities	(123,241)	(818)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	269,787	(501)
Borrowings under unsecured revolving credit facility	—	10,000
Payments of deferred financing costs	(24)	(21)
Net-settle adjustment on restricted stock	(2,483)	(1,479)
Dividends paid on common stock	(36,531)	(27,409)
Contributions from noncontrolling interests	444	—
Distributions to noncontrolling interests	(47)	—
Net cash provided by (used in) financing activities	231,146	(19,410)
Net increase in cash and cash equivalents	156,725	14,892
Cash and cash equivalents as of the beginning of period	294,448	13,178
Cash and cash equivalents as of the end of period	$451,173	$28,070
Supplemental disclosures of cash flow information:
Interest paid	$3,771	$6,671
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$4,661	$393
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$369
Transfer of pre-acquisition costs to acquired assets	$5	$—
Sale of real estate settled with note receivable	$1,000	$—

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2024, the Company owned directly or through a joint venture and leased to independent operators, 228 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 24,189 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California and Texas. As of March 31, 2024, the Company also had other real estate related investments consisting of one preferred equity investment, nine real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $233.3 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements of the Company include the accounts of CareTrust REIT, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) over which the Company exercises control. All intercompany transactions and account balances within the Company have been eliminated, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Land	$287,607	$279,276
Buildings and improvements	1,676,474	1,620,014
Integral equipment, furniture and fixtures	101,475	100,504
Identified intangible assets	5,283	5,283
Real estate investments	2,070,839	2,005,077
Accumulated depreciation and amortization	(451,401)	(437,958)
Real estate investments, net	$1,619,438	$1,567,119
As of March 31, 2024, 223 of the Company’s 228 facilities were leased to various operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. During the second and third quarters of 2022, the Company entered into triple-net lease agreements for two of the Company’s 228 facilities which are being repurposed to behavioral health facilities. Two of the Company’s 228 facilities are non-operational and are leased under a long term lease with rent commencing 12 months following lease commencement. In addition, as of March 31, 2024, one facility is non-operational and held for sale. As of March 31, 2024, 13 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2024, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, assets held for sale and assets being repurposed, was as follows (dollars in thousands):

Year	Amount
2024 (nine months)	$156,186
2025	209,637
2026	209,418
2027	206,337
2028	204,172
2029	199,750
Thereafter	885,009
Total	$2,070,509
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type(1)	Properties	Lease Expiration	Option Period Open Date(2)		Option Type(3)	Current Cash Rent(4)
SNF	1	March 2029	4/1/2022	(5)	A / B(7)	$832
SNF / Campus	1	October 2032	1/1/2024	(6)	A	1,031
SNF	4	November 2034	12/1/2024	(5)	A	3,988
SNF / Campus	2	October 2032	11/1/2026	(6)	B	3,314	(8)
(1) Excludes a purchase option on an 11 building SNF portfolio classified as held for sale as of March 31, 2024 and representing $5.1 million of current cash rent. The tenant is currently not eligible to elect the option.
(2) The Company has not received notice of exercise for the option periods that are currently open.
(3) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(4) Based on annualized cash revenue for contracts in place as of March 31, 2024.
(5) Option window is open until the expiration of the lease term.
(6) Option window is open for six months from the option period open date.
(7) Purchase option reflects two option types.
(8) Purchase option provides for purchase of two of three facilities. The current cash rent shown is an average of the range of $3.2 million to $3.4 million.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended March 31,
Rental Income	2024	2023
Contractual rent due(1)	$52,934	$46,170
Straight-line rent	(7)	(7)
Amortization of below-market lease intangible	575	—
Total	$53,502	$46,163
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended March 31, 2024 and 2023 were $1.5 million and $0.7 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the three months ended March 31, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$38,311	$3,450	2	140
Multi-service campuses	17,277	1,553	1	94
Assisted living(4)	11,036	1,022	1	86
Total	$66,624	$6,025	4	320
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months.
(3) The number of beds/units includes operating beds at the acquisition date.
(4) Includes one ALF held through a joint venture. See Note 11, Variable Interest Entities, for additional information.
Lease Amendments and Terminations
New Embassy Lease and Hillstone Lease Termination. On December 31, 2023, the Company terminated its master lease with affiliates of Hillstone Healthcare, Inc. (“Hillstone”). Effective January 1, 2024, in connection with the December 31, 2023 lease termination, one SNF was removed from the Hillstone master lease and was subsequently classified as held for sale as of March 31, 2024. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information. In connection with the lease termination, the Company entered into a new triple-net master lease with a subsidiary of Embassy Healthcare Holdings, Inc. (“Embassy”) with respect to one multi-service campus. The Embassy lease has an initial term of approximately 10 years with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the lease is approximately $0.6 million and the master lease provides Embassy with a partial rent abatement until required authorizations with respect to the ALF portion of the facility are obtained and occupancy levels reach a certain percentage.
Amended Eduro Lease and Amended Ensign Lease. On March 1, 2024, operations of two SNFs in Colorado operated by affiliates of Eduro Healthcare, LLC (“Eduro”) were transferred to subsidiaries of The Ensign Group, Inc. (“Ensign”). In connection with the transfer, the Company partially terminated the Eduro master lease and amended one existing triple-net master lease with Ensign to include the two SNFs and extended the initial lease term by 15 years. The applicable Ensign master lease, as amended, had a remaining term at the date of amendment of approximately 20 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign master lease, as amended, increased by approximately $2.1 million and annual cash rent under the Eduro master lease, as amended, decreased by the same amount.
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
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the three months ended March 31, 2024, the Company recognized aggregate impairment charges of $2.7 million related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements. During the three months ended March 31, 2023, the Company recognized aggregate impairment charges of $1.9 million related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2024, there were 13 facilities classified as held for sale, all of which have been marked down to fair value less estimated costs to sell.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the three months ended March 31, 2024, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $12,000 to $36,000, with a weighted average price per unit of $16,000. One property, with no bed rights, was reclassified to held for sale during the three months ended March 31, 2024. The Company plans to dispose of this facility and does not expect to receive a material amount upon disposition. For the Company’s impairment calculations during the three months ended March 31, 2023, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $20,000 to $85,000, with a weighted average price per unit of $32,000.
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Number of facilities	2	1
Net sales proceeds(1)	$1,046	$3,230
Net carrying value	1,035	3,300
Net gain (loss) on sale	$11	$(70)
(1) Net sales proceeds includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024.
The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2023	$15,011	14
Additions to assets held for sale	1,251	1
Assets sold	(1,035)	(2)
Impairment of real estate held for sale	(2,744)	—
March 31, 2024	$12,483	13

December 31, 2022	$12,291	5
Additions to assets held for sale	10,374	2
Assets sold	(3,300)	(1)
Impairment of real estate held for sale	(1,886)	—
March 31, 2023	$17,479	6

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of March 31, 2024 and December 31, 2023, the Company’s other real estate related investments consisted of the following (dollar amounts in thousands):

	Facility Count and Type							As of March 31, 2024
Loans Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of March 31, 2024	Fair Value as of March 31, 2024	Fair Value as of December 31, 2023	Weighted Average Contractual Interest Rate		Maturity Date
Mortgage secured loans receivable	31	1	4	1	$166,197	$157,265	$156,769	8.9%	(1), (2)	5/31/2024 - 6/29/2033
Mezzanine loans receivable	40	3	2	—	77,165	74,276	21,799	12.8%	(1), (2)	7/25/2027 - 6/30/2032
					$243,362	$231,541	$178,568
(1) Rates are net of subservicing fee, if applicable.
(2) Two mortgage secured loans receivable and two mezzanine loans receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of March 31, 2024 was 5.33%.

	Facility Count and Type							As of March 31, 2024
Other Investments:	SNF	Campus	ALF	ILF	Principal Balance as of March 31, 2024	Book Value as of March 31, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate		Maturity Date
Preferred Equity	3	—	—	—	1,782	1,805	1,801	15.0%		N/A
Total					$1,782	$1,805	$1,801
The following table summarizes the Company’s other real estate related investments activity for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Origination of other real estate related investments	$53,165	$—
Accrued interest, net	425	(150)
Unrealized losses on other real estate related investments, net	(612)	(454)
Prepayments of other real estate related investments	—	(15,000)
Net change in other real estate related investments	$52,978	$(15,604)
2024 Other Real Estate Related Investment Transactions
On January 1, 2024, the Company closed on the sale of one ALF. In connection with the sale, the Company provided affiliates of the purchaser of the property with a $1.0 million mortgage loan which bears interest at a rate of 9.0%. The mortgage loan is secured by the ALF and is set to mature on January 1, 2027. The mortgage loan may be prepaid in whole before the maturity date. The Company elected the fair value option for the mortgage loan.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On January 25, 2024, the Company extended a $9.8 million mezzanine loan for a portfolio of ten SNFs located in Missouri secured by a pledge of membership interests in an up-tier holding company of the borrower group. The Company participated in the loan alongside a co-lender pursuant to a participation agreement entered into between the Company and the co-lender. Pursuant to such agreement, the Company provided $9.8 million in mezzanine loan proceeds and the co-lender provided the remaining $10.2 million of loan proceeds. As a participant in the loan, and subject to limited exceptions, the Company is entitled to receive its proportionate share of loan payments made by the borrower with each co-lender’s proportionate share being given equal weight. The loan bears interest at term SOFR plus 8.75%, with a term SOFR floor of 6%, payable monthly and net of a 0.75% subservicing fee. Commencing on February 1, 2026, monthly principal payments shall be due. The mezzanine loan is set to mature on July 25, 2027, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 1% to 2% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). The Company elected the fair value option for the mezzanine loan.
On February 1, 2024, the Company extended a $7.4 million mezzanine loan for one SNF located in California secured by a pledge of membership interests in an up-tier holding company of the borrower group. The loan bears interest at 11.5%, payable monthly. The mezzanine loan is set to mature on January 31, 2029, and may not (subject to certain limited exceptions) be prepaid prior to the date that is 18 months following the loan closing. The Company elected the fair value option for the mezzanine loan.
On February 2, 2024, the Company extended a $35.0 million mezzanine loan for a portfilio of 15 SNFs located in Virginia secured by a pledge of membership interests in an up-tier holding company of the borrower group. The Company participated in the loan alongside a co-lender pursuant to a participation agreement entered into between the Company and the co-lender. Pursuant to such agreement, the Company provided $35.0 million in mezzanine loan proceeds and the co-lender provided the remaining $50.0 million of loan proceeds. As a participant in the loan, and subject to limited exceptions, the Company is entitled to receive its proportionate share of loan payments made by the borrower with each co-lender’s proportionate share being given equal weight. The loan bears interest at term SOFR plus 8.75%, with a term SOFR floor of 6%, payable monthly and net of a 0.75% subservicing fee. Commencing on February 2, 2026, monthly principal payments shall be due. The mezzanine loan is set to mature on August 1, 2027, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 1% to 2% of the loan plus unpaid interest payments equal to 18 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). The Company elected the fair value option for the mezzanine loan.
Other Loans Receivables
As of March 31, 2024 and December 31, 2023, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of March 31, 2024
Investment	Principal Balance as of March 31, 2024	Book Value as of March 31, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$17,094	$17,156	$17,156	8.8%	6/30/2024 - 5/31/2026
Expected credit loss	—	(2,094)	(2,094)
Total	$17,094	$15,062	$15,062

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other loans receivable activity for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Principal payments	$—	$(143)
Accrued interest, net	—	(1)
Net change in other loans receivable	$—	$(144)
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the three months ended March 31, 2024 and 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
Investment	2024	2023
Mortgage secured loans receivable	$3,772	$2,704
Mezzanine loans receivable	1,895	1,583
Preferred equity investment	68	—
Other loans receivable	331	156
Other(1)	3,502	—
Total	$9,568	$4,443
(1) Other income is comprised of interest income on money market funds.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$157,265	$157,265
Mezzanine loans receivable	—	—	74,276	74,276
Total	$—	$—	$231,541	$231,541

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$156,769	$156,769
Mezzanine loans receivable	—	—	21,799	21,799
Total	$—	$—	$178,568	$178,568

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2023	$156,769	$21,799
Loan originations	1,000	52,165
Accrued interest, net	(193)	613
Unrealized losses on other real estate related investments, net	(311)	(301)
Balance as of March 31, 2024	$157,265	$74,276
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended March 31, 2024, the Company recorded an unrealized loss of $0.8 million on the Company’s secured and mezzanine loans receivable due to rising interest rates, partially offset by unrealized gains of $0.2 million due to increases in expected cash flows on floating rate loans. During the three months ended March 31, 2023, the Company recorded an unrealized loss of $1.0 million related to one mezzanine loan receivable due to rising interest rates, partially offset by a reversal of a previously recognized unrealized loss of $0.5 million related to the repayment of one mezzanine loan receivable. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of March 31, 2024 and December 31, 2023, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of March 31, 2024:

Type	Book Value as of March 31, 2024	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$157,265	Discounted cash flow	Discount Rate	9% - 15%
Mezzanine loan receivable	74,276	Discounted cash flow	Discount Rate	12% - 15%
For the three months ended March 31, 2024, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the preferred equity investment and the Notes (as defined in Note 7, Debt, below) as of March 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

		March 31, 2024			December 31, 2023
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investment	3	$1,782	$1,805	$1,805	$1,782	$1,801	$1,801
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$396,261	$371,500	$400,000	$396,039	$362,500

Cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.

Preferred equity investment: The fair value of the preferred equity investment was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. The Company utilized a discount rate of 15% in its fair value calculation. As such, the Company classifies these instruments as Level 3.

Senior unsecured notes payable: The fair value of the Notes was determined using third-party quotes derived from orderly trades.

Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates and spreads for similar debt arrangements.

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024			December 31, 2023
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(3,739)	$396,261	$400,000	$(3,961)	$396,039
Senior unsecured term loan	200,000	(388)	199,612	200,000	(441)	199,559
Unsecured revolving credit facility(1)	—	—	—	—	—	—
	$600,000	$(4,127)	$595,873	$600,000	$(4,402)	$595,598
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of March 31, 2024, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of March 31, 2024, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.
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
As of March 31, 2024, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.

8. EQUITY
Common Stock
At-The-Market Offering—On September 15, 2023, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated its previous $500.0 million “at-the-market” equity offering program (the “Previous ATM Program” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In the event the Company enters into an ATM forward contract to sell shares of common stock pursuant to the ATM Program, the Company would expect to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. There were no outstanding ATM forward contracts that had not settled as of March 31, 2024.
There was no ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three months ended March 31, 2023. The following table summarizes the ATM Program activity for the three months ended March 31, 2024 (in thousands, except per share amounts):

For the Three Months Ended
March 31, 2024
Number of shares	11,600
Average sales price per share	$23.55
Gross proceeds(1)	$273,233
(1) Total gross proceeds is before $3.4 million of commissions paid to the sales agents during the three months ended March 31, 2024, under the ATM Program.
As of March 31, 2024, the Company had $0.9 million available for future issuances under the New ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first three months of 2024 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2024
Dividends declared per share	$0.29
Dividends payment date	April 15, 2024
Dividends payable as of record date	$41,192
Dividends record date	March 28, 2024

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Under the Plan, restricted stock awards (“RSAs”) vest in equal annual installments over a three year period for the RSAs granted after 2020 and a four year period for the RSAs granted in 2020. RSAs granted to non-employee members of the board of directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSAs”) granted were subject to both time and performance based conditions and vested over a one-to-three year period for PSAs granted in 2021 and over a one-to-four year period for PSAs granted in 2020. The amount of such PSAs that ultimately vested was dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return units (“TSR Units”) granted are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award and performance award activity for the three months ended March 31, 2024:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2023	510,596	$21.01
Vested	(145,043)	20.89
Forfeited	(35,161)	20.48
Unvested balance at March 31, 2024	330,392	$21.12
As of March 31, 2024, the weighted-average remaining vesting period of such awards was 1.9 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$2,120	$936
For the three months ended March 31, 2023, approximately $0.9 million of previously recognized stock-based compensation expense was reversed due to forfeitures of stock awards.
As of March 31, 2024, there was $7.9 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three months ended March 31, 2024 and 2023, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to CareTrust REIT, Inc.	$28,746	$19,227
Less: Net income allocated to participating securities	(96)	(89)
Numerator for basic and diluted earnings available to common stockholders	$28,650	$19,138
Denominator:
Weighted-average basic common shares outstanding	132,836	99,063
Dilutive potential common shares - TSR Units	366	24
Weighted-average diluted common shares outstanding	133,202	99,087

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.22	$0.19
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.22	$0.19
Antidilutive unvested RSAs, TSR Units and PSAs excluded from the computation(1)	330	318
(1)For the three months ended March 31, 2024, RSAs are antidilutive. For the three months ended March 31, 2023, certain TSR Units and RSAs are antidilutive.
11. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into multiple ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs. Pursuant to the Company’s joint ventures (“JVs”), the Company typically contributes 97.5% of the JV’s total investment amount and the Company receives 100% of the preferred equity interest in the JV in exchange for 95% of that total investment and a 50% common equity interest in the JV in exchange for the remaining 2.5% of that investment. The JV partner contributes the remaining 2.5% of the JV’s total investment amount in exchange for a 50% common ownership interest in the JV. As of March 31, 2024, the Company held three SNFs and one ALF in multiple VIEs.
On January 3, 2024, the Company entered into a JV, pursuant to which the Company contributed $10.8 million into the JV that purchased one ALF located in California for $11.0 million. The JV partner contributed the remaining $0.2 million of the total investment.
Total assets and total liabilities include VIE assets and liabilities as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Assets:
Real estate investments, net	$78,573	$68,106
Cash and cash equivalents	798	—
Prepaid and other assets	4,480	2,800
Total assets	83,851	70,906
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	7,067	7,239
Total liabilities	$7,067	$7,239

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except for the facilities leased under certain master lease agreements, with subsidiaries of Ensign and Pennant, under which the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. The Company has also provided select tenants with strategic capital for facility upkeep and modernization. The Company’s Tenant Code of Conduct and Corporate Responsibility policy (the “Tenant ESG Program”) provides eligible triple-net tenants of the Company with monetary inducements to make sustainable improvements to the Company’s properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. The Company’s board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program.
The table below summarizes the Company’s existing, known commitments and contingencies as of March 31, 2024 (in thousands):

Remaining Commitment
Capital expenditures(1)	$13,116
Mortgage loans(2)	4,700
$17,816
(1)As of March 31, 2024, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $13.1 million, of which $4.9 million is subject to rent increase at the time of funding.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major operator concentration - The Company has operators from which it derived 10% or more of its revenue for the three months ended March 31, 2024 and 2023. The following table sets forth information regarding the Company’s major operators as of March 31, 2024 and 2023:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
Operator	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended
March 31, 2024(1)
Ensign(3)	85	8	7	9,024	997	661	30%
Priority Management Group	13	2	—	1,742	402	—	13%

March 31, 2023(2)
Ensign(3)	83	8	7	8,741	997	661	36%
Priority Management Group	13	2	—	1,742	402	—	17%
(1) The Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements and adjustments for collectibility.
(2) The Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.
(3) Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its revenue for the three months ended March 31, 2024 and 2023:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended
March 31, 2024(1)
CA	42	9	9	5,000	1,527	723	31%
TX	41	4	2	5,193	630	212	20%

March 31, 2023(2)
CA	27	8	5	3,048	1,359	437	28%
TX	38	3	3	4,849	536	242	23%
(1) Based on the Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements and adjustments for collectibility.
(2) Based on the Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.
14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Acquisitions and Investment
On April 1, 2024, the Company contributed $28.0 million to a JV that purchased two multi-service campuses located in California for $28.8 million. In exchange, the Company holds 100% of the preferred equity interests in the JV and 50% of the common equity interest in the JV. The JV partner contributed the remaining $0.8 million of the total investment in exchange for 50% of the common equity interest in the JV. In connection with the acquisition of the facilities, the Company entered into a new master lease with affiliates of Bayshire, LLC (“Bayshire”). The new lease has an initial term of approximately 15 years, with two five-year renewal options. Initial annual cash rent under the lease is approximately $2.7 million, increasing to approximately $2.9 million in the second year and $3.1 million in the third year, with 2% fixed annual escalators thereafter. The master lease provides for deferred rent in the first year of approximately $0.8 million.
On April 1, 2024, the Company acquired one multi-service campus located in California for approximately $32.3 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the facility, the Company amended an existing master lease with affiliates of Bayshire. The Bayshire lease, as amended, has a remaining initial term of approximately 10 years, with two five-year renewal options. Annual cash rent under the amended lease increased by approximately $2.6 million, increasing to approximately $3.0 million in the second year with CPI-based annual escalators thereafter.
On May 1, 2024, the Company extended a $26.7 million mortgage loan to a skilled nursing real estate owner. The mortgage loan is secured by two SNFs and bears interest at a rate of 9.1%, payable monthly. The mortgage loan is set to mature on May 1, 2031 and includes a one year extension option. The mortgage loan may (subject to certain limited exceptions) not be prepaid prior to July 31, 2029. The mortgage loan includes a purchase option with an exercise window that opens during the initial 90-day period of each of the 4th, 5th and 6th loan years, with the purchase option price for the facilities being calculated by dividing the amount of the then annual base rent by an agreed upon lease yield.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iii) the impact of healthcare reform legislation, including minimum staffing level requirements, on the operating results and financial conditions of our tenants; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xi) the ability to retain our key management personnel; (xii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiv) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xv) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of March 31, 2024, we owned, directly or indirectly through joint ventures, and leased to independent operators, 228 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 24,189 operational beds and units located in 29 states with the highest concentration of properties by rental income located in California and Texas. As of March 31, 2024, we also had other real estate related investments consisting of one preferred equity investment, nine real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $233.3 million.

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
As a result of the above factors our tenants are continuing to experience increased operating costs at their facilities. Our tenants are also experiencing labor shortages resulting in higher operating costs. At a portfolio wide level, occupancy levels at our seniors housing facilities, comprising our ALFs and ILFs, continue to remain below occupancy levels at the onset of the COVID-19 pandemic. Within our SNFs, occupancy levels have continued to improve since their trough in January 2021 and remained stable for the three months ended December 31, 2023 compared to the three months ended September 30, 2023, for most of our tenants.
As a result of impacts experienced by our tenants since the onset of the COVID-19 pandemic, the ability of some of our tenants to meet their financial obligations to us in full has been negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended March 31, 2024, we collected 98.0% of contractual rents and interest due from our operators and borrowers excluding cash deposits. In the event our tenants are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges.

Regulatory Updates
In March 2024, The Centers for Medicare and Medicaid Services (“CMS”) proposed a payment rate update to SNF reimbursements for fiscal 2025, which includes a net increase of 4.1%, or approximately $1.4 billion in Medicare Part A payments to SNFs. In July 2023, CMS approved its payment rate update to SNF reimbursements for fiscal 2024, which commenced October 1, 2023, and includes a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs. These increases are expected to partially offset some of our tenants’ higher operating costs.
On April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The rule consists of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule includes a staggered implementation approach for which CMS will publish additional details on compliance as the implementation dates approach. The rule also includes possible waivers and temporary hardship exemptions for select facilities, however no funding for the additional staff will be provided. We are currently evaluating the impact of the rule, but believe the unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants.
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

Recent Investments
The following table summarizes our acquisitions from January 1, 2024 through May 2, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$38,311	$3,450	2	140
Multi-service campuses(5)	78,344	6,268	4	569
Assisted living(4)	11,036	1,022	1	86
Total	$127,691	$10,740	7	795
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes one ALF held through a joint venture. See Note 3, Real Estate Investments, Net, and Note 11, Variable Interest Entities for additional information.
(5)Includes two multi-service campuses held through a joint venture. See Note 14, Subsequent Events, for additional information.
The following table summarizes our other real estate related investments from January 1, 2024 through May 2, 2024 (dollars in thousands):

Investment Type(1)	Investment	Annual Initial Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Mortgage secured loan receivable	$26,675	$2,427	2	271
Mezzanine loans receivable	$52,165	$7,119	26	3,202
Total	$78,840	$9,546	28	3,473
(1)Table excludes a $1.0 million mortgage loan originated in connection with the sale of one ALF during the period presented.
(2)Represents annualized acquisition-date interest income, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate floor.
(3)The number of beds/units includes operating beds at the investment date.
At-The-Market Offering of Common Stock
On September 15, 2023, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $500.0 million “at-the-market” equity offering program (the “Previous ATM Program” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under the ATM Program.
The following tables summarize the ATM Program activity for the three months ended March 31, 2024 (in thousands, except per share amounts).

For the Three Months Ended
March 31, 2024
Number of shares	11,600
Average sales price per share	$23.55
Gross proceeds(1)	$273,233
(1) Total gross proceeds is before $3.4 million of commissions paid to the sales agents during the three months ended March 31, 2024, under the ATM Program.
As of March 31, 2024, we had $0.9 million available for future issuances under the New ATM Program.
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
During the three months ended March 31, 2024, we recognized an impairment charge of $2.7 million related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.

Asset Sales and Held for Sale Reclassifications
We periodically reassess our investments and tenant relationships, and from time to time we have selectively disposed of certain facilities or investments, or terminated tenant relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions. We classify our real estate investments as held for sale when the applicable criteria have been met, which includes a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, we cease depreciation and record the investment at the lower of carrying value or estimated fair value less costs to sell, which could result in an impairment of the real estate investments held for sale, if necessary.
The following table summarizes our dispositions for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Number of facilities	2	1
Net sales proceeds	$1,046	$3,230
Net carrying value	1,035	3,300
Net gain (loss) on sale	$11	$(70)
The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2023	$15,011	14
Additions to assets held for sale	1,251	1
Assets sold	(1,035)	(2)
Impairment of real estate held for sale	(2,744)	—
March 31, 2024	$12,483	13

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	March 31, 2024	December 31, 2023
	(dollars in thousands)
Revenues:
Rental income	$53,502	$53,473	$29	—%
Interest and other income	9,568	6,261	3,307	53%
Expenses:
Depreciation and amortization	13,448	13,211	237	2%
Interest expense	8,228	8,266	(38)	—%
Property taxes	1,801	1,733	68	4%
Impairment of real estate investments	2,744	4,791	(2,047)	(43)%
Property operating expenses	660	563	97	17%
General and administrative	6,838	6,507	331	5%
Other loss:
Gain on sale of real estate, net	11	260	(249)	(96)%
Unrealized (loss) gain on other real estate related investments, net	(612)	1,371	(1,983)	(145)%
Net income
Net income (loss) attributable to noncontrolling interests	4	(2)	6	*
•Not meaningful
Rental income. Rental income increased by approximately $29,000 as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2024	December 31, 2023
Contractual cash rent	$51,430	$51,515	$(85)
Tenant reimbursements	1,504	1,582	(78)
Total contractual rent	52,934	53,097	(163)
Straight-line rent	(7)	(8)	1
Amortization of below market lease intangible	575	384	191
Total amount in rental income	$53,502	$53,473	$29
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent decreased by $0.2 million due to a $1.1 million decrease in rental income related to certain tenants on a cash basis method of accounting and a $0.1 million decrease in tenant reimbursements, partially offset by a $0.7 million increase in rental income from real estate investments made after October 1, 2023 and a $0.3 million increase in rental rates for our existing tenants.
Interest and other income. The $3.3 million, or 53%, increase in interest and other income was primarily due to an increase of $2.4 million of interest income on money market funds and an increase of $1.4 million of interest income on new loan investments made after October 1, 2023, partially offset by a decrease of $0.3 million related to repayments of loans receivable and a decrease of $0.2 million related to a prepayment penalty received during the three months ended December 31, 2023.
Depreciation and amortization. The $0.2 million, or 2%, increase in depreciation and amortization was primarily due to an increase of $0.4 million due to acquisitions and capital improvements made after October 1, 2023, partially offset by a decrease of $0.2 million due to assets becoming fully depreciated after October 1, 2023.

Interest expense. Interest expense decreased by approximately $38,000 as detailed below:

Change in interest expense for the three months ended March 31, 2024 compared to the three months ended December 31, 2023
(in thousands)
Decrease in interest for the Term Loan (as defined below)	$(40)
Other changes in interest expense	2
Total change to interest expense	$(38)
Property taxes. The $0.1 million, or 4%, increase in property taxes was primarily due to a $0.1 million increase related to acquisitions made after October 1, 2023.
Impairment of real estate investments. During the three months ended March 31, 2024, we recognized impairment charges of $2.7 million related to properties held for sale. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended December 31, 2023, we recognized an impairment charge of $4.8 million related to properties held for sale.
Property operating expenses. During the three months ended March 31, 2024 and December 31, 2023, we recognized $0.7 million and $0.6 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.
General and administrative expense. General and administrative expense increased by $0.3 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2024	December 31, 2023
Share-based compensation	$2,120	$1,774	$346
Cash compensation	1,765	1,380	385
Incentive compensation	1,500	1,650	(150)
Professional services	738	615	123
Taxes and insurance	205	205	—
Other expenses	510	883	(373)
General and administrative expense	$6,838	$6,507	$331
Gain on sale of real estate, net. During the three months ended March 31, 2024, we recorded an $11,000 gain on sale of real estate, net related to the sale of one SNF and one ALF. During the three months ended December 31, 2023, we recorded a $0.3 million gain on sale of real estate related to the sale of one ALF.
Unrealized (loss) gain on other real estate related investments, net. During the three months ended March 31, 2024, we recorded an $0.8 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates, partially offset by unrealized gains of $0.2 million due to an increase in expected cash flows on floating rate loans. During the three months ended December 31, 2023, we recorded a $1.4 million unrealized gain due to a reversal of a previously recognized unrealized loss related to the partial repayment of one mortgage loan receivable, a decrease in interest rates and a decrease in projected forward interest rates.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Revenues:
Rental income	$53,502	$46,163	$7,339	16%
Interest and other income	9,568	4,443	5,125	115%
Expenses:
Depreciation and amortization	13,448	12,238	1,210	10%
Interest expense	8,228	9,827	(1,599)	(16)%
Property taxes	1,801	880	921	105%
Impairment of real estate investments	2,744	1,886	858	45%
Property operating expenses	660	963	(303)	(31)%
General and administrative	6,838	5,061	1,777	35%
Other loss:
Gain (loss) on sale of real estate, net	11	(70)	81	(116)%
Unrealized losses on other real estate related investments, net	(612)	(454)	(158)	35%
Net income
Net income attributable to noncontrolling interests	4	—	4	*
•Not meaningful
Rental income. Rental income increased by $7.3 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2024	March 31, 2023
Contractual cash rent	$51,430	$45,461	$5,969
Tenant reimbursements	1,504	709	795
Total contractual rent	52,934	46,170	6,764
Straight-line rent	(7)	(7)	—
Amortization of below market lease intangible	575	—	575
Total amount in rental income	$53,502	$46,163	$7,339
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $6.8 million due to a $4.2 million increase in rental income from real estate investments made after January 1, 2023, a $1.3 million increase in rental rates for our existing tenants, a $0.8 million increase in tenant reimbursements, a $0.5 million increase in rental income related to certain tenants on a cash basis method of accounting, and a $0.2 million increase in rental rates due to the transfer of two facilities to a new operator, partially offset by a $0.2 million decrease in rental income related to dispositions made after January 1, 2023.
Interest and other income. The $5.1 million increase in interest and other income was primarily due to an increase of $3.5 million of interest income on money market funds, an increase of $2.6 million due to the origination of loans receivable after January 1, 2023, and an increase of $0.2 million due to originations of other loans, partially offset by a decrease of $0.7 million of interest income due to loan repayments and a decrease of $0.5 million related to a prepayment penalty on one mezzanine loan receivable during the three months ended March 31, 2023.
Depreciation and amortization. The $1.2 million, or 10%, increase in depreciation and amortization was primarily due to an increase of $2.0 million related to acquisitions and capital improvements made after January 1, 2023, partially offset by a decrease of $0.5 million due to assets becoming fully depreciated after January 1, 2023 and a decrease of $0.3 million due to classifying assets as held for sale after January 1, 2023.
Interest expense. Interest expense decreased by $1.6 million as detailed below:

Change in interest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
(in thousands)
Decrease in outstanding borrowing amount for the Revolving Facility, net	$(1,932)
Increase in interest rates for the Term Loan	400
Other changes in interest expense	(67)
Total change to interest expense	$(1,599)
Property taxes. The $0.9 million, or 105%, increase in property taxes was due to a $0.8 million increase related to acquisitions made after January 1, 2023 and an increase of $0.1 million due to the transfer of certain properties to new operators in March 2023 that do not make direct tax payments.
Impairment of real estate investments. During the three months ended March 31, 2024, we recognized impairment charges of $2.7 million related to properties held for sale. See above under “Recent Developments - Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended March 31, 2023, we recognized an impairment charge of $1.9 million related to properties held for sale as of March 31, 2023.
Property operating expenses. During the three months ended March 31, 2024 and 2023, we recognized $0.7 million and $1.0 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant or have sold.
General and administrative expense. General and administrative expense increased by $1.8 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2024	March 31, 2023
Share-based compensation	$2,120	$936	$1,184
Cash compensation	1,765	1,550	215
Incentive compensation	1,500	1,550	(50)
Professional services	738	474	264
Taxes and insurance	205	204	1
Other expenses	510	347	163
General and administrative expense	$6,838	$5,061	$1,777
Gain (loss) on sale of real estate, net. During the three months ended March 31, 2024, we recorded a $11,000 gain on sale of real estate, net related to the sale of one SNF and one ALF. During the three months ended March 31, 2023, we recorded a $70,000 loss on sale of real estate related to the sale of one ALF.
Unrealized losses on other real estate related investments, net. During the three months ended March 31, 2024, we recorded a $0.8 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates, partially offset by unrealized gains of $0.2 million due to an increase in expected cash flows on floating rate loans due to an increase in projected forward interest rates. During the three months ended March 31, 2023, we recorded a $1.0 million unrealized loss on one mezzanine loan receivable due to rising interest rates, partially offset by a $0.5 million reversal of a previously recognized unrealized loss related to the prepayment of one mezzanine loan receivable.

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
We believe that our expected operating cash flow from rent collections and interest payments on our other real estate related investments, together with our cash balance of $451.2 million and available borrowing capacity of $600.0 million under the Revolving Facility (as defined below), each at March 31, 2024, will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. We currently do not expect to sell any of our properties to meet liquidity needs, although we may do so from time to time as part of our hold strategy on an investment-by-investment basis. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in February 2026 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On September 15, 2023, we entered into the New ATM Program. During the three months ended March 31, 2024, we sold $273.2 million of shares of our common stock under the New ATM Program. As of March 31, 2024, the Company had $0.9 million available for future issuances under the New ATM Program. See “At-The-Market Offering of Common Stock” for information regarding activity under the ATM Program.
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
As of March 31, 2024, we are in compliance with all debt covenants on our outstanding indebtedness.

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023

Net cash provided by operating activities	$48,820	$35,120
Net cash used in investing activities	(123,241)	(818)
Net cash provided by (used in) financing activities	231,146	(19,410)
Net increase in cash and cash equivalents	156,725	14,892
Cash and cash equivalents as of the beginning of period	294,448	13,178
Cash and cash equivalents as of the end of period	$451,173	$28,070
Net cash provided by operating activities increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $13.7 million in cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to an increase in rental income received, an increase in interest income received on our other real estate related investments, and a decrease in cash paid for interest expense, partially offset by an increase in cash paid for general and administrative expense.
Cash used in investing activities for the three months ended March 31, 2024 was primarily comprised of $122.9 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate and $0.4 million of purchases of equipment, furniture and fixtures and improvements to real estate. Cash used in investing activities for the three months ended March 31, 2023 was primarily comprised of $17.2 million in escrow deposits for acquisitions of real estate and $2.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $15.1 million of principal payments received from our other real estate related investments and other loans receivable and $3.2 million in net proceeds from real estate sales.
Our cash flows provided by financing activities for the three months ended March 31, 2024 were primarily comprised of $269.8 million in net proceeds from the issuance of common stock and $0.4 million in contributions from noncontrolling interests, partially offset by $36.5 million in dividends paid and a $2.5 million net settlement adjustment on restricted stock. Our cash flows used in financing activities for the three months ended March 31, 2023 were primarily comprised of $27.4 million in dividends paid, a $1.5 million net settlement adjustment on restricted stock and $0.5 million in costs paid for the issuance of common stock, partially offset by $10.0 million in borrowings under our Revolving Facility (as defined below).
Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Second Amended Credit Facility (as defined below). As of March 31, 2024, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.

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
As of March 31, 2024, we had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of March 31, 2024, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Capital Expenditures
As of March 31, 2024, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased facilities totaling $13.1 million, of which $4.9 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended March 31, 2024.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 8, 2024, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2024.

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
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of March 31, 2024, we had a $200.0 million Term Loan outstanding and had no borrowings outstanding under the Revolving Facility.
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
Based on our outstanding debt balance as of March 31, 2024 described above and the interest rates applicable to our outstanding debt at March 31, 2024, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $0.5 million for the three months ended March 31, 2024.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed other than as set forth below.
Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations.
We and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. For example, we believe that efforts may be made to, among other things, transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures may be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. In addition, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of nursing home reforms announced in the 2022 State of the Union Address. On April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The rule consists of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule includes a staggered implementation approach for which CMS will publish additional details on compliance as the implementation dates approach. The rule also includes possible waivers and temporary hardship exemptions for select facilities, however no funding for the additional staff will be provided. We are currently evaluating the impact of the rule, but believe the unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants. We cannot predict whether any future legislation related to staffing will be adopted or, if adopted, the impact such legislation may have on our tenants or our business.
Our tenants are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, labor and employment issues and financial and other arrangements that may be entered into by healthcare providers. See “Government Regulation, Licensing and Enforcement” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 8, 2024, for more information. If our tenants or operators fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. The cost to comply with these laws, regulations and other requirements results in increased costs of doing business for our tenants and operators. For example, on October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on facility type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028. If our tenants are unable to offset these increased costs, the operating results and financial condition of our tenants will be adversely impacted and they may be unable to satisfy their rent obligations to us.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2024, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended March 31, 2024 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
January 1 - January 31, 2024	63,582	$21.05	—	$—
February 1 - February 29, 2024	5,530	20.44	—	—
March 1 - March 31, 2024	—	—	—	—
Total	69,112	$21.00	—

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of the Document

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

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

CareTrust REIT, Inc.
May 2, 2024	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

May 2, 2024	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)