Form 10-Q
period 2024-06-30
CareTrust REIT, Inc.
filed 2024-08-02
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2024, there were 154,209,269 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets:
Real estate investments, net	$1,706,231	$1,567,119
Other real estate related investments (including accrued interest of $3,540 as of June 30, 2024 and $1,727 as of December 31, 2023)	433,532	180,368
Assets held for sale	28,753	15,011
Cash and cash equivalents	495,134	294,448
Accounts and other receivables	1,096	395
Prepaid expenses and other assets, net	30,502	23,337
Deferred financing costs, net	3,506	4,160
Total assets	$2,698,754	$2,084,838
Liabilities and Equity:
Senior unsecured notes payable, net	$396,483	$396,039
Senior unsecured term loan, net	199,665	199,559
Secured borrowing	75,000	—
Accounts payable, accrued liabilities and deferred rent liabilities	37,112	33,992
Dividends payable	44,721	36,531
Total liabilities	752,981	666,121
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 153,881,933 and 129,992,796 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,539	1,300
Additional paid-in capital	2,456,187	1,883,147
Cumulative distributions in excess of earnings	(514,037)	(467,628)
Total stockholders’ equity	1,943,689	1,416,819
Noncontrolling interests	2,084	1,898
Total equity	1,945,773	1,418,717
Total liabilities and equity	$2,698,754	$2,084,838

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$55,407	$47,745	$108,909	$93,908
Interest and other income	13,484	3,808	23,052	8,251
Total revenues	68,891	51,553	131,961	102,159
Expenses:
Depreciation and amortization	13,860	12,716	27,308	24,954
Interest expense	8,679	11,040	16,907	20,867
Property taxes	1,976	1,390	3,777	2,270
Impairment of real estate investments	25,711	21,392	28,455	23,278
Property operating expenses	255	658	915	1,621
General and administrative	6,136	4,718	12,974	9,779
Total expenses	56,617	51,914	90,336	82,769
Other loss:
Gain on sale of real estate, net	21	2,028	32	1,958
Unrealized loss on other real estate related investments, net	(1,877)	(2,151)	(2,489)	(2,605)
Total other loss	(1,856)	(123)	(2,457)	(647)
Net income (loss)	10,418	(484)	39,168	18,743
Net loss attributable to noncontrolling interests	(340)	—	(336)	—
Net income (loss) attributable to CareTrust REIT, Inc.	$10,758	$(484)	$39,504	$18,743

Earnings (loss) per common share attributable to CareTrust REIT, Inc:
Basic	$0.07	$(0.01)	$0.28	$0.19
Diluted	$0.07	$(0.01)	$0.28	$0.19
Weighted-average number of common shares:
Basic	144,895	99,117	138,866	99,090
Diluted	145,258	99,117	139,230	99,194

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	129,992,796	$1,300	$1,883,147	$(467,628)	$1,416,819	$1,898	$1,418,717
Issuance of common stock, net	11,600,000	116	269,671	—	269,787	—	269,787
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	119,369	1	(2,484)	—	(2,483)	—	(2,483)
Amortization of stock-based compensation	—	—	2,120	—	2,120	—	2,120
Common dividends ($0.29 per share)	—	—	—	(41,192)	(41,192)	—	(41,192)
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Contributions from noncontrolling interests	—	—	—	—	—	444	444
Net income	—	—	—	28,746	28,746	4	28,750
Balance at March 31, 2024	141,712,165	1,417	2,152,454	(480,074)	1,673,797	2,299	1,676,096
Issuance of common stock, net	12,145,000	122	302,327	—	302,449	—	302,449
Vesting of stock-based compensation awards	24,768	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	1,406	—	1,406	—	1,406
Common dividends ($0.29 per share)	—	—	—	(44,721)	(44,721)	—	(44,721)
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interests	—	—	—	—	—	132	132
Net income (loss)	—	—	—	10,758	10,758	(340)	10,418
Balance at June 30, 2024	153,881,933	$1,539	$2,456,187	$(514,037)	$1,943,689	$2,084	$1,945,773

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	99,010,112	$990	$1,245,337	$(396,954)	$849,373	$—	$849,373
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	87,978	1	(1,480)	—	(1,479)	—	(1,479)
Amortization of stock-based compensation	—	—	936	—	936	—	936
Common dividends ($0.28 per share)	—	—	—	(27,738)	(27,738)	—	(27,738)
Net income	—	—	—	19,227	19,227	—	19,227
Balance at March 31, 2023	99,098,090	991	1,244,793	(405,465)	840,319	—	840,319
Vesting of stock-based compensation awards	25,992	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	924	—	924	—	924
Common dividends ($0.28 per share)	—	—	—	(27,737)	(27,737)	—	(27,737)
Net loss	—	—	—	(484)	(484)	—	(484)
Balance at June 30, 2023	99,124,082	$991	$1,245,717	$(433,686)	$813,022	$—	$813,022

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$39,168	$18,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	27,337	24,983
Amortization of deferred financing costs	1,228	1,217
Unrealized loss on other real estate related investments, net	2,489	2,605
Amortization of stock-based compensation	3,526	1,860
Straight-line rental income	14	14
Amortization of lease incentive	4	—
Amortization of below market rent	(1,150)	—
Noncash interest income	(1,813)	184
Gain on sale of real estate, net	(32)	(1,958)
Impairment of real estate investments	28,455	23,278
Change in operating assets and liabilities:
Accounts and other receivables	(719)	14
Prepaid expenses and other assets, net	(983)	(330)
Accounts payable, accrued liabilities and deferred rent liabilities	4,271	(3,624)
Net cash provided by operating activities	101,795	66,986
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(204,554)	(172,453)
Purchases of equipment, furniture and fixtures and improvements to real estate	(1,323)	(6,380)
Preferred equity investments	(9,000)	—
Investment in real estate related investments and other loans receivable	(244,825)	(27,262)
Principal payments received on real estate related investments and other loans receivable	—	15,287
Escrow deposits for potential acquisitions of real estate	(9,075)	(300)
Net proceeds from sales of real estate	140	14,464
Net cash used in investing activities	(468,637)	(176,644)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	572,236	(629)
Proceeds from the secured borrowing	75,000	—
Borrowings under unsecured revolving credit facility	—	155,000
Payments of deferred financing costs	(24)	(21)
Net-settle adjustment on restricted stock	(2,483)	(1,479)
Dividends paid on common stock	(77,723)	(55,246)
Contributions from noncontrolling interests	576	—
Distributions to noncontrolling interests	(54)	—
Net cash provided by financing activities	567,528	97,625
Net increase (decrease) in cash and cash equivalents	200,686	(12,033)
Cash and cash equivalents as of the beginning of period	294,448	13,178
Cash and cash equivalents as of the end of period	$495,134	$1,145
Supplemental disclosures of cash flow information:
Interest paid	$15,289	$21,000
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$8,190	$294
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$369
Transfer of pre-acquisition costs to acquired assets	$58	$—
Sale of real estate settled with note receivable	$1,000	$2,000

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of June 30, 2024, the Company owned, directly or through joint ventures, and leased to independent operators 235 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 25,058 operational beds and units located in 30 states with the highest concentration of properties by rental income located in California and Texas. As of June 30, 2024, the Company also had other real estate related investments consisting of two preferred equity investments, 11 real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $433.5 million.

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
Transfers of financial assets—The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions.
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Land	$326,089	$279,276
Buildings and improvements	1,734,970	1,620,014
Integral equipment, furniture and fixtures	102,876	100,504
Identified intangible assets	5,283	5,283
Real estate investments	2,169,218	2,005,077
Accumulated depreciation and amortization	(462,987)	(437,958)
Real estate investments, net	$1,706,231	$1,567,119
As of June 30, 2024, all of the Company’s owned and held for investment facilities were leased to various operators under triple-net leases. During the second and third quarters of 2022, the Company entered into triple-net lease agreements for two of the Company’s facilities which are being repurposed to behavioral health facilities. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. As of June 30, 2024, 20 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2024, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, assets held for sale and assets being repurposed, was as follows (dollars in thousands):

Year	Amount
2024 (six months)	$110,578
2025	223,997
2026	224,609
2027	220,960
2028	218,885
2029	214,524
Thereafter	980,405
Total	$2,193,958
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type(1)	Properties	Lease Expiration	Option Period Open Date(2)		Option Type(3)	Current Cash Rent(4)
SNF	1	March 2029	4/1/2022	(5)	A / B(7)	$858
SNF	4	November 2034	12/1/2024	(5)	A	3,988
SNF / Campus	2	October 2032	11/1/2026	(6)	B	3,314	(8)
SNF / Campus	1	May 2034	6/1/2027	(9)	B	1,293	(10)
SNF / Campus	1	May 2034	6/1/2028	(9)	B	1,293	(10)
(1) Excludes a purchase option on an 11 building SNF portfolio classified as held for sale as of June 30, 2024 and representing $5.1 million of current cash rent. The tenant is currently not eligible to elect the option.
(2) The Company has not received notice of exercise for the option periods that are currently open.
(3) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(4) Based on annualized cash revenue for contracts in place as of June 30, 2024.
(5) Option window is open until the expiration of the lease term.
(6) Option window is open for six months from the option period open date.
(7) Purchase option reflects two option types.
(8) Purchase option provides for purchase of two of three facilities. The current cash rent shown is an average of the range of $3.2 million to $3.4 million.
(9) Purchase option window is open for nine months from the option period open date.
(10) Purchase option provides for purchase of one of five facilities. The current cash rent shown is an average of the range of $1.0 million to $1.6 million. If the operator exercises its option to extend the term of the master lease, beginning on June 1, 2036 and ending nine months thereafter, the operator will have a purchase option for all facilities then remaining in the master lease.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rental Income	2024	2023	2024	2023
Contractual rent due(1)	$54,843	$47,752	$107,777	$93,922
Straight-line rent	(7)	(7)	(14)	(14)
Amortization of lease incentive	(4)	—	(4)	—
Amortization of below-market lease intangible	575	—	1,150	—
Total	$55,407	$47,745	$108,909	$93,908

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended June 30, 2024 and 2023 were $1.9 million and $1.2 million, respectively. Tenant operating expense reimbursements for the six months ended June 30, 2024 and 2023 were $3.4 million and $1.9 million, respectively.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the six months ended June 30, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$119,222	$10,331	7	638
Multi-service campuses(4)	78,154	6,268	4	575
Assisted living(5)	11,036	1,022	1	86
Total	$208,412	$17,621	12	1,299
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months.
(3) The number of beds/units includes operating beds at the acquisition date.
(4) Includes two multi-service campuses held through a joint venture. See Note 11, Variable Interest Entities, for additional information.
(5) Includes one ALF held through a joint venture. See Note 11, Variable Interest Entities, for additional information.
Lease Amendments and Terminations
New Bayshire Lease. On April 1, 2024, a new master lease with affiliates of Bayshire, LLC (“Bayshire”) commenced to lease one SNF that was previously under a short-term master lease until Bayshire received regulatory approval. The short-term master lease was terminated. The Bayshire master lease had a term of approximately 15 years at the date of the lease, with two five-year renewal options and 3% fixed rent escalators. Initial annual cash rent under the new Bayshire master lease was $2.6 million. The Bayshire lease provides for a rent deferral of $0.4 million in the first year to be repaid in 15 installments beginning in year two.
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
New Embassy Lease and Hillstone Lease Termination. On December 31, 2023, the Company terminated its master lease with affiliates of Hillstone Healthcare, Inc. (“Hillstone”). Effective January 1, 2024, in connection with the December 31, 2023 lease termination, one SNF was removed from the Hillstone master lease, was classified as held for sale as of March 31, 2024 and was sold during the three months ended June 30, 2024. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information. In connection with the lease termination, the Company entered into a new triple-net master lease with a subsidiary of Embassy Healthcare Holdings, Inc. (“Embassy”) with respect to one multi-service campus. The Embassy lease has an initial term of approximately 10 years with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the lease is approximately $0.6 million and the master lease provides Embassy with a partial rent abatement until required authorizations with respect to the ALF portion of the facility are obtained and occupancy levels reach a certain percentage.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the three and six months ended June 30, 2024, the Company recognized aggregate impairment charges of $25.7 million and $28.5 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recognized aggregate impairment charges of $21.4 million and $23.3 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated statements of operations.
As of June 30, 2024, there were 20 facilities classified as held for sale, all of which have been marked down to fair value less estimated costs to sell.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the six months ended June 30, 2024, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $11,000 to $46,000, with a weighted average price per unit of $24,000. One property, with no bed rights, was reclassified to held for sale during the three months ended March 31, 2024. The Company disposed of this facility during the three months ended June 30, 2024 and recorded a gain on sale of approximately $21,000. For the Company’s impairment calculations during the six months ended June 30, 2023, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $18,000 to $35,000, with a weighted average price per unit of $21,000.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of facilities	1	3	3	4
Net sales proceeds(1)	$94	$13,234	$1,140	$16,464
Net carrying value	73	11,206	1,108	14,506
Net gain on sale	$21	$2,028	$32	$1,958
(1) Net sales proceeds for the six months ended June 30, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024. Net sales proceeds for the three and six months ended June 30, 2023 includes $2.0 million of seller financing in connection with the sale of one ALF in June 2023.
The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2023	$15,011	14
Additions to assets held for sale	43,305	9
Assets sold	(1,108)	(3)
Impairment of real estate held for sale	(28,455)	—
June 30, 2024	$28,753	20

December 31, 2022	$12,291	5
Additions to assets held for sale	47,047	14
Assets sold	(14,506)	(4)
Impairment of real estate held for sale	(23,278)	—
June 30, 2023	$21,554	15

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of June 30, 2024 and December 31, 2023, the Company’s other real estate related investments consisted of the following (dollar amounts in thousands):

	Facility Count and Type							As of June 30, 2024
Loans Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of June 30, 2024	Fair Value as of June 30, 2024	Fair Value as of December 31, 2023	Weighted Average Contractual Interest Rate(1), (2)	Maturity Date
Mortgage secured loans receivable	38	4	4	1	$357,872	$348,552	$156,769	9.1%	5/31/2025 - 6/29/2033
Mezzanine loans receivable	40	3	2	—	77,165	74,099	21,799	12.8%	7/25/2027 - 6/30/2032
					$435,037	$422,651	$178,568
(1) Rates are net of subservicing fee, if applicable.
(2) Three mortgage secured loans receivable and two mezzanine loans receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of June 30, 2024 was 5.34%.

	Facility Count and Type							As of June 30, 2024
Other Investments:	SNF	Campus	ALF	ILF	Principal Balance as of June 30, 2024	Book Value as of June 30, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate	Maturity Date
Preferred equity	8	3	—	—	10,782	10,881	1,801	11.7%	N/A
Total					$10,782	$10,881	$1,801
The following table summarizes the Company’s other real estate related investments activity for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Origination of other real estate related investments	$253,840	$28,243
Accrued interest, net	1,813	(184)
Unrealized loss on other real estate related investments, net	(2,489)	(2,605)
Prepayments of other real estate related investments	—	(15,000)
Net change in other real estate related investments	$253,164	$10,454
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
On February 2, 2024, the Company extended a $35.0 million mezzanine loan for a portfolio of 15 SNFs located in Virginia secured by a pledge of membership interests in an up-tier holding company of the borrower group. The Company participated in the loan alongside a co-lender pursuant to a participation agreement entered into between the Company and the co-lender. Pursuant to such agreement, the Company provided $35.0 million in mezzanine loan proceeds and the co-lender provided the remaining $50.0 million of loan proceeds. As a participant in the loan, and subject to limited exceptions, the Company is entitled to receive its proportionate share of loan payments made by the borrower with each co-lender’s proportionate share being given equal weight. The loan bears interest at term SOFR plus 8.75%, with a term SOFR floor of 6%, payable monthly and net of a 0.75% subservicing fee. Commencing on February 2, 2026, monthly principal payments shall be due. The mezzanine loan is set to mature on August 1, 2027, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 1% to 2% of the loan plus unpaid interest payments equal to 18 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). The Company elected the fair value option for the mezzanine loan.
On May 1, 2024, the Company extended a $26.7 million mortgage loan to a skilled nursing real estate owner. The mortgage loan is secured by two SNFs and bears interest at a rate of 9.1%, payable monthly. The mortgage loan is set to mature on May 1, 2031 and includes a one year extension option. The mortgage loan may not be prepaid prior to July 31, 2029, subject to certain limited exceptions. The mortgage loan includes a purchase option with an exercise window that opens during the initial 90-day period of each of the 4th, 5th and 6th loan years, with the purchase option price for the facilities being calculated by dividing the amount of the then annual base rent by an agreed upon lease yield. The Company elected the fair value option for the mortgage loan.
On June 3, 2024, the Company extended a $165.0 million mortgage loan to a regional health care real estate owner. The mortgage loan is secured by eight SNFs located in North Carolina and bears interest at a rate of SOFR plus 4.25%, with a term SOFR floor of 5.15%, payable monthly and net of a 0.25% subservicing fee. Commencing on June 1, 2027, monthly principal payments will be due. The mortgage loan is set to mature on June 1, 2029, and includes two six-month extension options. The mortgage loan may not be prepaid prior to June 1, 2026, subject to certain limited exceptions. The Company elected the fair value option for the mortgage loan. Concurrently with closing, KeyBank National Association purchased a $75.0 million participation in the mortgage loan from the Company. See Note 7, Debt, for additional information.
In addition, on June 3, 2024, the Company funded a $9.0 million preferred equity investment in an uptier parent entity of the borrower under the $165.0 million mortgage loan described above. The Company's initial contractual yield on its preferred equity investment is 11%. Prepayment of the preferred equity investment is restricted, subject to certain carveouts, prior to the senior mortgage loan being paid off in full.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Other Loans Receivables
As of June 30, 2024 and December 31, 2023, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of June 30, 2024
Investment	Principal Balance as of June 30, 2024	Book Value as of June 30, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$18,079	$18,145	$17,156	8.8%	6/30/2024 - 4/26/2027
Expected credit loss	—	(2,094)	(2,094)
Total	$18,079	$16,051	$15,062
The following table summarizes the Company’s other loans receivable activity for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Origination of loans receivable	$985	$1,019
Principal payments	—	(287)
Accrued interest, net	4	1
Net change in other loans receivable	$989	$733
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated statements of operations. During both the six months ended June 30, 2024 and 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment	2024	2023	2024	2023
Mortgage secured loans receivable	$5,544	$2,762	$9,316	$5,466
Mezzanine loans receivable	2,494	695	4,389	2,278
Preferred equity investment	144	—	212	—
Other loans receivable	338	160	669	316
Other(1)	4,964	191	8,466	191
Total	$13,484	$3,808	$23,052	$8,251
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$348,552	$348,552
Mezzanine loans receivable	—	—	74,099	74,099
Total	$—	$—	$422,651	$422,651

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$156,769	$156,769
Mezzanine loans receivable	—	—	21,799	21,799
Total	$—	$—	$178,568	$178,568

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2023	$156,769	$21,799
Loan originations	192,675	52,165
Accrued interest, net	1,147	585
Unrealized loss on other real estate related investments, net	(2,039)	(450)
Balance as of June 30, 2024	$348,552	$74,099
Real estate secured and mezzanine loans receivable: The fair values of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $2.4 million and $3.2 million, respectively, on the Company’s secured and mezzanine loans receivable due to rising interest rates, partially offset by unrealized gains of $0.5 million and $0.7 million, respectively, due to increases in expected cash flows on floating rate loans. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of June 30, 2024 and December 31, 2023, the Company did not have any loans that were 90 days or more past due.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of June 30, 2024:

Type	Book Value as of June 30, 2024	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$348,552	Discounted cash flow	Discount Rate	9% - 16%
Mezzanine loans receivable	74,099	Discounted cash flow	Discount Rate	12% - 16%
For the six months ended June 30, 2024, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value

Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 7, Debt, below) as of June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

		June 30, 2024			December 31, 2023
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$10,782	$10,881	$10,881	$1,782	$1,801	$1,801
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$396,483	$367,840	$400,000	$396,039	$362,500

Cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.

Preferred equity investments: The fair value of the preferred equity investments was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. The Company utilized discount rates of 11% to 15% in its fair value calculation. As such, the Company classifies these instruments as Level 3.

Senior unsecured notes payable: The fair value of the Notes was determined using third-party quotes derived from orderly trades.

Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates and spreads for similar debt arrangements.

Secured borrowing: The fair value approximates the carrying value as the interest rates are variable and approximate prevailing market interest rates and spreads for similar debt arrangements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024			December 31, 2023
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(3,517)	$396,483	$400,000	$(3,961)	$396,039
Senior unsecured term loan	200,000	(335)	199,665	200,000	(441)	199,559
Unsecured revolving credit facility(1)	—	—	—	—	—	—
Secured borrowing(2)	75,000	—	75,000	—	—	—
	$675,000	$(3,852)	$671,148	$600,000	$(4,402)	$595,598
(1) Deferred financing fees are included in deferred financing costs, net on the balance sheet, and not reflected as a reduction to the unsecured revolving credit facility.
(2) See Note 5, Other Real Estate Related and Other Investments, for more information on the secured borrowing.

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
As of June 30, 2024, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). As of June 30, 2024, the Operating Partnership had $200.0 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility.
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
As of June 30, 2024, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Secured Borrowing
On June 3, 2024, KeyBank National Association purchased a $75.0 million undivided participation interest in a $165.0 million mortgage loan from the Company (see Note 5, Other Real Estate Related and Other Investments, for additional information), which bears interest at a rate of SOFR, with a term SOFR floor of 3.00%, plus 2.5% or 2.25%, depending on the debt yield of the loan, and payable monthly. As the transaction did not qualify as a sale in accordance with GAAP, the Company recorded the participation interest as a secured borrowing in the amount of $75.0 million in the condensed consolidated balance sheet. The participating interest may be prepaid in whole before the maturity date for an exit fee of up to 0.50% of the loan plus unpaid interest. The participation interest provides for a put option, subject to certain restrictions, and a call option for the then-outstanding loan amount plus accrued and unpaid interest. As of June 30, 2024, the interest rate in effect for the secured borrowing was 7.83%. On July 30, 2024, the Company exercised the call option on the $75.0 million secured borrowing. See Note 14, Subsequent Events, for additional information.

8. EQUITY
Common Stock
At-The-Market Offering—On May 6, 2024, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated its previous $500.0 million “at-the-market” equity offering program (the “Previous ATM Program” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.
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
The following table summarizes the ATM Program activity for the three and six months ended June 30, 2024 (in thousands, except per share amounts):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
Number of shares	12,145	23,745
Average sales price per share	$25.24	$24.42
Gross proceeds(1)	$306,534	$579,767
(1) Total gross proceeds is before $3.8 million and $7.2 million of commissions paid to the sales agents during the three and six months ended June 30, 2024, respectively, under the ATM Program.
During the three and six months ended June 30, 2023, the Company executed forward equity sales under the ATM Program with a financial institution acting as a forward purchaser to sell 6,736,089 shares of common stock at a weighted average sales price of $19.71 per share before commissions and offering expenses. The Company did not receive any proceeds from the sales of its shares of common stock by the forward sellers. As of June 30, 2023, the Company had not settled any portion of these forward equity sales. No forward equity sales were executed or settled under the ATM Program during the three and six months ended June 30, 2024, and there were no outstanding ATM forward contracts that had not settled as of June 30, 2024.
As of June 30, 2024, the Company had $193.5 million available for future issuances under the New ATM Program.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first six months of 2024 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2024	June 30, 2024
Dividends declared per share	$0.29	$0.29
Dividends payment date	April 15, 2024	July 15, 2024
Dividends payable as of record date	$41,192	$44,721
Dividends record date	March 28, 2024	June 28, 2024

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
The following table summarizes the status of the restricted stock award and performance award activity for the six months ended June 30, 2024:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2023	510,596	$21.01
Granted:
Board Awards	21,712	23.95
Vested	(169,811)	20.67
Forfeited	(35,161)	20.48
Unvested balance at June 30, 2024	327,336	$21.43
As of June 30, 2024, the weighted-average remaining vesting period of such awards was 1.7 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$1,406	$924	$3,526	$1,860
For the three and six months ended June 30, 2023, approximately $0.6 million of previously recognized stock-based compensation expense related to the PSAs was reversed as the awards were not expected to meet the performance

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

conditions. For the six months ended June 30, 2023, approximately $0.9 million of previously recognized stock-based compensation expense was reversed due to forfeitures of stock awards.
As of June 30, 2024, there was $7.4 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Units.
10. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2024 and 2023, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to CareTrust REIT, Inc.	$10,758	$(484)	$39,504	$18,743
Less: Net income allocated to participating securities	(95)	(89)	(191)	(178)
Numerator for basic and diluted earnings available to common stockholders	$10,663	$(573)	$39,313	$18,565
Denominator:
Weighted-average basic common shares outstanding	144,895	99,117	138,866	99,090
Dilutive potential common shares - TSR Units	363	—	364	90
Dilutive potential common shares - forward equity agreements	—	—	—	14
Weighted-average diluted common shares outstanding	145,258	99,117	139,230	99,194

Earnings (loss) per common share attributable to CareTrust REIT, Inc., basic	$0.07	$(0.01)	$0.28	$0.19
Earnings (loss) per common share attributable to CareTrust REIT, Inc., diluted	$0.07	$(0.01)	$0.28	$0.19
Antidilutive unvested RSAs, TSR Units and PSAs excluded from the computation(1)	327	500	327	316
(1)For the three and six months ended June 30, 2024, RSAs are antidilutive. For the three months ended June 30, 2023, RSAs and TSR Units are antidilutive. For the six months ended June 30, 2023, certain TSR Units and RSAs are antidilutive.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into multiple ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs. Pursuant to the Company’s joint ventures (“JVs”), the Company typically contributes 97.5% of the JV’s total investment amount and the Company receives 100% of the preferred equity interest in the JV in exchange for 95% of that total investment and a 50% common equity interest in the JV in exchange for the remaining 2.5% of that investment. The JV partner contributes the remaining 2.5% of the JV’s total investment amount in exchange for a 50% common ownership interest in the JV. As of June 30, 2024, the Company held three SNFs, two multi-service campuses and one ALF in multiple VIEs.
On January 3, 2024, the Company entered into a JV, pursuant to which the Company contributed $10.8 million into the JV that purchased one ALF located in California for $11.0 million. The JV partner contributed the remaining $0.2 million of the total investment.
On April 1, 2024, the Company entered into a JV, pursuant to which the Company contributed $28.1 million into the JV that purchased two multi-service campuses located in California for $28.8 million. The JV partner contributed the remaining $0.7 million of the total investment.
Total assets and total liabilities include VIE assets and liabilities as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Assets:
Real estate investments, net	$106,439	$68,106
Cash and cash equivalents	1,013	—
Accounts and other receivables	246	—
Prepaid and other assets	—	2,800
Total assets	107,698	70,906
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	6,775	7,239
Total liabilities	$6,775	$7,239
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

upgrade everything from energy and environmental systems to water-saving landscaping and more. The Company’s board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program.
The table below summarizes the Company’s existing, known commitments and contingencies as of June 30, 2024 (in thousands):

Remaining Commitment
Capital expenditures(1)	$14,302
Mortgage loans(2)	4,700
Other loans receivable(3)	415
$19,417
(1)As of June 30, 2024, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $14.3 million, of which $6.5 million is subject to rent increase at the time of funding.
(2)One mortgage loan includes an earnout advance upon satisfaction of certain conditions.
(3)Represents working capital loan commitments.

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
Major operator concentration – The Company has operators from which it derived 10% or more of its revenue for the three and six months ended June 30, 2024 and 2023. The following table sets forth information regarding the Company’s major operators as of June 30, 2024 and 2023:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
Operator	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Six Months Ended
June 30, 2024(1)
Ensign(3)	87	8	7	9,290	997	661	29%	29%
Priority Management Group	13	2	—	1,742	402	—	13%	13%

June 30, 2023(2)
Ensign(3)	83	8	7	8,741	997	661	36%	36%
Priority Management Group	13	2	—	1,742	402	—	16%	16%
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its revenue for the three and six months ended June 30, 2024 and 2023:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Six Months Ended
June 30, 2024(1)
CA	42	12	9	5,000	2,008	734	30%	30%
TX	41	4	2	5,193	630	212	20%	20%

June 30, 2023(2)
CA	29	9	5	3,307	1,527	437	28%	28%
TX	40	3	2	5,126	536	212	23%	23%
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
Recent Investments
On August 1, 2024, the Company extended a $260.0 million mortgage loan to a skilled nursing real estate owner. The loan is secured by a first priority mortgage lien on a real estate portfolio of 37 SNFs, ALFs and multi-service campuses located in various states and bears interest at a fixed rate of 8.40%, payable monthly. The mortgage loan is set to mature on August 1, 2029 and has a 24-month lockout period on prepayment subject to certain exceptions. The mortgage loan may otherwise be prepaid in part or in whole after the 24-month lockout period with agreed upon exit fees, as applicable. In addition, on August 1, 2024, the Company funded a $43.0 million preferred equity investment in an uptier holding company of the 37-property skilled nursing and assisted living portfolio. The Company's initial contractual yield on its preferred equity investment is 11%.
Secured Borrowing
On July 30, 2024, the Company exercised the call option on the $75.0 million secured borrowing at a call purchase price equal to the principal amount plus accrued and unpaid interest and a prepayment penalty of $0.4 million.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iii) the impact of healthcare reform legislation, including minimum staffing level requirements, on the operating results and financial conditions of our tenants; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xi) the ability to retain our key management personnel; (xii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiv) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xv) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of June 30, 2024, we owned, directly or indirectly through joint ventures, and leased to independent operators 235 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 25,058 operational beds and units located in 30 states with the highest concentration of properties by rental income located in California and Texas. As of June 30, 2024, we also had other real estate related investments consisting of two preferred equity investments, 11 real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $433.5 million.

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
As a result of the above factors, our tenants are continuing to experience increased operating costs at their facilities. Our tenants are also experiencing labor shortages resulting in higher operating costs. At a portfolio wide level, occupancy levels at our seniors housing facilities, comprising our ALFs and ILFs, continue to remain below occupancy levels at the onset of the COVID-19 pandemic. Within our SNFs, occupancy levels have continued to improve since their trough in January 2021 and remained stable for the three months ended March 31, 2024 compared to the three months ended December 31, 2023, for most of our tenants.
As a result of impacts experienced by our operators since the onset of the COVID-19 pandemic, the ability of some of our tenants and borrowers to meet their financial obligations to us in full has been negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended June 30, 2024, we collected 98.3% of contractual rents and interest due from our operators and borrowers excluding cash deposits. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.

Regulatory Updates
On October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour, which was initially required to be effective from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on facility type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028. On June 22, 2024, the Governor of California announced that the implementation of SB 525 will be delayed until October 15, 2024 at the earliest and no later than January 1, 2025.
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

Recent Investments
The following table summarizes our acquisitions from January 1, 2024 through August 1, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing	$119,222	$10,331	7	638
Multi-service campuses(5)	78,154	6,268	4	575
Assisted living(4)	11,036	1,022	1	86
Total	$208,412	$17,621	12	1,299
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
The following table summarizes our other real estate related investments from January 1, 2024 through August 1, 2024 (dollars in thousands):

Investment Type(1)	Investment	Annual Initial Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Mortgage secured loan receivable	$451,675	$40,179	47	4,145
Mezzanine loans receivable	52,165	7,119	26	3,202
Preferred equity	52,000	5,734	N/A	N/A
Total	$555,840	$53,032	73	7,347
(1)Table excludes a $1.0 million mortgage loan originated in connection with the sale of one ALF during the period presented.
(2)Represents annualized acquisition-date interest income, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate at loan origination.
(3)The number of beds/units includes operating beds at the investment date.
Payment on Secured Borrowing
On July 30, 2024, we exercised the call option on the $75.0 million secured borrowing. See Note 14, Subsequent Events, for additional information.
At-The-Market Offering of Common Stock
On May 6, 2024, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $500.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $500.0 million “at-the-market” equity offering program (the “Previous ATM Program” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under the ATM Program.
In the event we enter into an ATM forward contract to sell shares of common stock pursuant to the ATM Program, we would expect to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at our discretion, prior to the final settlement date, at which time we would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that we would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement.

The following tables summarize the ATM Program activity for the three and six months ended June 30, 2024 (in thousands, except per share amounts).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
Number of shares	12,145	23,745
Average sales price per share	$25.24	$24.42
Gross proceeds(1)	$306,534	$579,767
(1) Total gross proceeds is before $3.8 million and $7.2 million of commissions paid to the sales agents during the three and six months ended June 30, 2024, respectively, under the ATM Program.
During the three and six months ended June 30, 2023, we executed forward equity sales under the ATM Program with a financial institution acting as a forward purchaser to sell 6,736,089 shares of common stock at a weighted average sales price of $19.71 per share before commissions and offering expenses. We did not receive any proceeds from the sales of our shares of common stock by the forward sellers. As of June 30, 2023, we had not settled any portion of these forward equity sales, which were subsequently settled during the second half of 2023. No forward equity sales were executed or settled under the ATM Program during the three and six months ended June 30, 2024, and there were no outstanding ATM forward contracts that had not settled as of June 30, 2024.
As of June 30, 2024, we had $193.5 million available for future issuances under the New ATM Program.
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
During the three months ended June 30, 2024, we determined that a portfolio of eight ALFs met the held for sale criteria and classified these properties as held for sale at June 30, 2024. During the three and six months ended June 30, 2024, we recognized an impairment charge of $25.7 million and $28.5 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated statements of operations.
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
The following table summarizes our dispositions for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Number of facilities	1	3	3	4
Net sales proceeds	$94	$13,234	$1,140	$16,464
Net carrying value	73	11,206	1,108	14,506
Net gain on sale	$21	$2,028	$32	$1,958

The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2023	$15,011	14
Additions to assets held for sale	43,305	9
Assets sold	(1,108)	(3)
Impairment of real estate held for sale	(28,455)	—
June 30, 2024	$28,753	20

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	June 30, 2024	March 31, 2024
	(dollars in thousands)
Revenues:
Rental income	$55,407	$53,502	$1,905	4%
Interest and other income	13,484	9,568	3,916	41%
Expenses:
Depreciation and amortization	13,860	13,448	412	3%
Interest expense	8,679	8,228	451	5%
Property taxes	1,976	1,801	175	10%
Impairment of real estate investments	25,711	2,744	22,967	*
Property operating expenses	255	660	(405)	(61)%
General and administrative	6,136	6,838	(702)	(10)%
Other loss:
Gain on sale of real estate, net	21	11	10	91%
Unrealized loss on other real estate related investments, net	(1,877)	(612)	(1,265)	*
Net income
Net (loss) income attributable to noncontrolling interests	(340)	4	(344)	*
•Not meaningful
Rental income. Rental income increased by approximately $1.9 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2024	March 31, 2024
Contractual cash rent	$52,972	$51,430	$1,542
Tenant reimbursements	1,871	1,504	367
Total contractual rent	54,843	52,934	1,909
Straight-line rent	(7)	(7)	—
Amortization of lease incentive	(4)	—	(4)
Amortization of below market lease intangible	575	575	—
Total amount in rental income	$55,407	$53,502	$1,905
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $1.9 million due to a $2.4 million increase in rental income from real estate investments made after January 1, 2024, a $0.4 million increase in rental rates for our existing tenants, and a $0.4 million increase in tenant reimbursements, partially offset by a $1.3 million decrease in rental income related to certain tenants on a cash basis method of accounting.
Interest and other income. The $3.9 million, or 41%, increase in interest and other income was primarily due to an increase of $2.3 million of interest income on new loan investments made after January 1, 2024, an increase of $1.5 million on money market funds and an increase of $0.2 million related to a loan origination fee received during the three months ended June 30, 2024.
Depreciation and amortization. The $0.4 million, or 3%, increase in depreciation and amortization was primarily due to an increase of $0.7 million due to acquisitions and capital improvements made after January 1, 2024, partially offset by a decrease of $0.3 million due to assets becoming fully depreciated after January 1, 2024.
Interest expense. Interest expense increased by approximately $0.5 million as detailed below:

Change in interest expense for the three months ended June 30, 2024 compared to the three months ended March 31, 2024
(in thousands)
Interest on the secured borrowing	$456
Decrease in interest for the Term Loan (as defined below)	(5)
Total change to interest expense	$451
Property taxes. The $0.2 million, or 10%, increase in property taxes was primarily due to a $0.3 million increase related to acquisitions made after January 1, 2024, partially offset by a decrease of $0.1 million due to the sale of one SNF.
Impairment of real estate investments. During the three months ended June 30, 2024, we recognized impairment charges of $25.7 million related to properties held for sale. See above under “Recent Developments — Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended March 31, 2024, we recognized an impairment charge of $2.7 million related to properties held for sale.
Property operating expenses. During the three months ended June 30, 2024 and March 31, 2024, we recognized $0.3 million and $0.7 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.
General and administrative expense. General and administrative expense decreased by $0.7 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2024	March 31, 2024
Cash compensation	$1,542	$1,765	$(223)
Incentive compensation	1,500	1,500	—
Share-based compensation	1,406	2,120	(714)
Professional services	628	738	(110)
Taxes and insurance	345	205	140
Other expenses	715	510	205
General and administrative expense	$6,136	$6,838	$(702)
Gain on sale of real estate, net. During the three months ended June 30, 2024, we recorded a $21,000 gain on sale of real estate related to the sale of one SNF. During the three months ended March 31, 2024, we recorded an $11,000 gain on sale of real estate, net related to the sale of one SNF and one ALF.
Unrealized loss on other real estate related investments, net. During the three months ended June 30, 2024, we recorded a $2.4 million unrealized loss on our secured and mezzanine loans receivable due to an increase in estimated credit spreads, partially offset by unrealized gains of $0.5 million due to an increase in expected cash flows on floating rate loans. During the three months ended March 31, 2024, we recorded an $0.8 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates, partially offset by unrealized gains of $0.2 million due to an increase in expected cash flows on floating rate loans.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended		Increase (Decrease)	Percentage Difference
	June 30, 2024	June 30, 2023
	(dollars in thousands)
Revenues:
Rental income	$108,909	$93,908	$15,001	16%
Interest and other income	23,052	8,251	14,801	179%
Expenses:
Depreciation and amortization	27,308	24,954	2,354	9%
Interest expense	16,907	20,867	(3,960)	(19)%
Property taxes	3,777	2,270	1,507	66%
Impairment of real estate investments	28,455	23,278	5,177	22%
Property operating expenses	915	1,621	(706)	(44)%
General and administrative	12,974	9,779	3,195	33%
Other loss:
Gain on sale of real estate, net	32	1,958	(1,926)	(98)%
Unrealized losses on other real estate related investments, net	(2,489)	(2,605)	116	(4)%
Net income
Net loss attributable to noncontrolling interests	(336)	—	(336)	*
•Not meaningful
Rental income. Rental income increased by $15.0 million as detailed below:

	Six Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2024	June 30, 2023
Contractual cash rent	$104,402	$91,997	$12,405
Tenant reimbursements	3,375	1,925	1,450
Total contractual rent	107,777	93,922	13,855
Straight-line rent	(14)	(14)	—
Amortization of lease incentives	(4)	—	(4)
Amortization of below market lease intangible	1,150	—	1,150
Total amount in rental income	$108,909	$93,908	$15,001
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $13.9 million due to a $9.8 million increase in rental income from real estate investments made after January 1, 2023, a $2.5 million increase in rental rates for our existing tenants, a $1.5 million increase in tenant reimbursements, and a $0.5 million increase in rental income related to certain tenants on a cash basis method of accounting, partially offset by a $0.4 million decrease in rental income related to dispositions made after January 1, 2023.
Interest and other income. The $14.8 million increase in interest and other income was primarily due to an increase of $8.3 million of interest income on money market funds, an increase of $7.4 million due to the origination of loans receivable after January 1, 2023, an increase of $0.4 million due to originations of other loans, and an increase of $0.2 million related to a loan origination fee received during the six months ended June 30, 2024, partially offset by a decrease of $1.0 million of interest income due to loan repayments and a decrease of $0.5 million related to a prepayment penalty on one mezzanine loan receivable during the six months ended June 30, 2023.
Depreciation and amortization. The $2.4 million, or 9%, increase in depreciation and amortization was primarily due to an increase of $4.3 million related to acquisitions and capital improvements made after January 1, 2023, partially offset by a decrease of $1.2 million due to assets becoming fully depreciated after January 1, 2023 and a decrease of $0.7 million due to classifying assets as held for sale after January 1, 2023.

Interest expense. Interest expense decreased by $4.0 million as detailed below:

Change in interest expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023
(in thousands)
Decrease in interest due to reduction in outstanding borrowing amount for the Revolving Facility, net	$(4,990)
Increase in interest rates for the Term Loan	608
Interest on the secured borrowing	456
Other changes in interest expense	(34)
Total change to interest expense	$(3,960)
Property taxes. The $1.5 million, or 66%, increase in property taxes was due to a $1.9 million increase related to acquisitions made after January 1, 2023, partially offset by $0.4 million of changes in estimates during the six months ended June 30, 2024 of property taxes paid directly by us as a result of certain assets being designated as held for sale.
Impairment of real estate investments. During the six months ended June 30, 2024, we recognized impairment charges of $28.5 million related to properties held for sale. See above under “Recent Developments — Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the six months ended June 30, 2023, we recognized an impairment charge of $23.3 million related to properties classified as held for sale.
Property operating expenses. During the six months ended June 30, 2024 and 2023, we recognized $0.9 million and $1.6 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant or have sold.
General and administrative expense. General and administrative expense increased by $3.2 million as detailed below:

	Six Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2024	June 30, 2023
Share-based compensation	$3,526	$1,860	$1,666
Cash compensation	3,307	2,817	490
Incentive compensation	3,000	2,575	425
Professional services	1,366	1,179	187
Taxes and insurance	550	480	70
Other expenses	1,225	868	357
General and administrative expense	$12,974	$9,779	$3,195
Gain on sale of real estate, net. During the six months ended June 30, 2024, we recorded a $32,000 gain on sale of real estate, net related to the sale of two SNFs and one ALF. During the six months ended June 30, 2023, we recorded a $2.0 million gain on sale of real estate, net related to the sale of three ALFs and one SNF.
Unrealized losses on other real estate related investments, net. During the six months ended June 30, 2024, we recorded a $3.2 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates, partially offset by unrealized gains of $0.7 million due to an increase in expected cash flows on floating rate loans due to an increase in projected forward interest rates. During the six months ended June 30, 2023, we recorded a $2.8 million unrealized loss on our secured and mezzanine loans receivable and a $0.3 million loss due to a loan origination fee paid, partially offset by a $0.5 million reversal of a previously recognized unrealized loss related to the prepayment of one mezzanine loan receivable.
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
We believe that our expected operating cash flow from rent collections and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the Revolving Facility (as defined below) and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in February 2026 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On May 6, 2024, we entered into the New ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more ATM forward contracts with sales agents for the sale of shares of our common stock under the ATM Program. See “At-The-Market Offering of Common Stock” for information regarding activity under the ATM Program.
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
As of June 30, 2024, we are in compliance with all debt covenants on our outstanding indebtedness.

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023

Net cash provided by operating activities	$101,795	$66,986
Net cash used in investing activities	(468,637)	(176,644)
Net cash provided by financing activities	567,528	97,625
Net increase (decrease) in cash and cash equivalents	200,686	(12,033)
Cash and cash equivalents as of the beginning of period	294,448	13,178
Cash and cash equivalents as of the end of period	$495,134	$1,145
Net cash provided by operating activities increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $34.8 million in cash provided by operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily due to an increase in rental income received, an increase in interest income received on our other real estate related investments, and a decrease in cash paid for interest expense, partially offset by an increase in cash paid for general and administrative expense.
Cash used in investing activities for the six months ended June 30, 2024 was primarily comprised of $458.5 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $9.0 million in preferred equity investments and $1.3 million of purchases of equipment, furniture and fixtures and improvements to real estate. Cash used in investing activities for the six months ended June 30, 2023 was primarily comprised of $200.0 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate and $6.4 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $15.3 million of principal payments received from our other real estate related investments and other loans receivable and $14.5 million in net proceeds from real estate sales.
Our cash flows provided by financing activities for the six months ended June 30, 2024 were primarily comprised of $572.2 million in net proceeds from the issuance of common stock, $75.0 million in proceeds from a secured borrowing and $0.6 million in contributions from noncontrolling interests, partially offset by $77.7 million in dividends paid and a $2.5 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the six months ended June 30, 2023 were primarily comprised of $155.0 million in borrowings under our Revolving Facility (as defined below), partially offset by $55.2 million in dividends paid, a $1.5 million net settlement adjustment on restricted stock and $0.6 million in costs paid for the issuance of common stock.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Second Amended Credit Facility (as defined below). As of June 30, 2024, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.

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
As of June 30, 2024, we had $200.0 million outstanding under the Term Loan and no borrowings outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two six-month extension options. The Term Loan has a maturity date of February 8, 2026.
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
As of June 30, 2024, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Secured Borrowing
On June 3, 2024, KeyBank National Association purchased a $75.0 million undivided participation interest in a $165.0 million mortgage loan from us (see Note 5, Other Real Estate Related and Other Investments, for additional information), which bears interest at a rate of SOFR, with a term SOFR floor of 3.0%, plus 2.5% or 2.25%, depending on the debt yield of the loan, and payable monthly. As the transaction did not qualify as a sale in accordance with GAAP, we recorded the participation interest as a secured borrowing in the amount of $75.0 million in the condensed consolidated balance sheet. The participating interest may be prepaid in whole before the maturity date for an exit fee of up to 0.50% of the loan plus unpaid interest. The participation interest provides for a put option, subject to certain restrictions and a call option for the then-outstanding loan amount plus accrued and unpaid interest. As of June 30, 2024, the interest rate in effect for the secured borrowing was 7.83%. On July 30, 2024, we exercised the call option on the $75.0 million secured borrowing.
Capital Expenditures
As of June 30, 2024, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased facilities totaling $14.3 million, of which $6.5 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended June 30, 2024.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 8, 2024, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2024.

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
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of June 30, 2024, we had a $200.0 million Term Loan outstanding and had no borrowings outstanding under the Revolving Facility.
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
Based on our outstanding debt balance as of June 30, 2024 described above and the interest rates applicable to our outstanding debt at June 30, 2024, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $1.4 million for the six months ended June 30, 2024.

We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed, other than as set forth below.
Any event that materially and adversely affects the business, financial position or results of operations of our borrowers could materially and adversely affect our business, financial position or results of operations.
From time to time, we originate loans receivable to certain borrowers in the form of mortgage secured loans or mezzanine loans, which are directly or indirectly secured by underlying properties owned by the borrowers. The ability of our borrowers to repay the loans is typically dependent primarily on the successful operation of the properties securing the loans. Because these properties are owned and operated by our borrowers, their affiliates, or unrelated third parties, we are unable to directly implement strategic business decisions regarding the daily operation of these properties. Any failure by a borrower to effectively conduct its operations in such a way to generate sufficient income, or any material adverse event that interferes with a borrower’s ability to generate sufficient income, may cause the borrower to be unable to make timely loan payments or to default on the loan.
In the event of any default under any loan receivable held by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the underlying property directly or indirectly securing the loan and the principal and accrued interest of the loan, which could have a material adverse effect on our business, financial position or results of operations. In addition, with respect to a default of any of our mezzanine loans, we are not entitled to any payment until all senior debt holders are paid in full. Foreclosure on a property or other interest that secures a loan receivable can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed investment. In the event of the bankruptcy of a loan borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying property or other assets, as applicable, at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

CareTrust REIT, Inc.
August 1, 2024	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

August 1, 2024	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)