Form 10-Q
period 2024-09-30
CareTrust REIT, Inc.
filed 2024-10-29
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 28, 2024, there were 171,450,194 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets:
Real estate investments, net	$1,749,139	$1,567,119
Other real estate related investments (including accrued interest of $5,826 as of September 30, 2024 and $1,727 as of December 31, 2023)	740,730	180,368
Assets held for sale	16,046	15,011
Cash and cash equivalents	377,102	294,448
Accounts and other receivables	881	395
Prepaid expenses and other assets, net	33,815	23,337
Deferred financing costs, net	3,166	4,160
Total assets	$2,920,879	$2,084,838
Liabilities and Equity:
Senior unsecured notes payable, net	$396,705	$396,039
Senior unsecured term loan, net	—	199,559
Accounts payable, accrued liabilities and deferred rent liabilities	49,717	33,992
Dividends payable	49,721	36,531
Total liabilities	496,143	666,121
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 171,122,858 and 129,992,796 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,711	1,300
Additional paid-in capital	2,950,802	1,883,147
Cumulative distributions in excess of earnings	(530,317)	(467,628)
Total stockholders’ equity	2,422,196	1,416,819
Noncontrolling interests	2,540	1,898
Total equity	2,424,736	1,418,717
Total liabilities and equity	$2,920,879	$2,084,838

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$57,153	$51,218	$166,062	$145,126
Interest and other income	20,228	4,659	43,280	12,910
Total revenues	77,381	55,877	209,342	158,036
Expenses:
Depreciation and amortization	14,009	13,034	41,317	37,988
Interest expense	8,281	11,750	25,188	32,617
Property taxes	2,115	2,167	5,892	4,437
Impairment of real estate investments	8,417	8,232	36,872	31,510
Property operating expenses	3,477	1,239	4,392	2,860
General and administrative	6,663	5,519	19,637	15,298
Total expenses	42,962	41,941	133,298	124,710
Other loss:
Loss on extinguishment of debt	(657)	—	(657)	—
(Loss) gain on sale of real estate, net	(2,286)	—	(2,254)	1,958
Unrealized gain (loss) on other real estate related investments, net	1,800	(5,251)	(689)	(7,856)
Total other loss	(1,143)	(5,251)	(3,600)	(5,898)
Net income	33,276	8,685	72,444	27,428
Net loss attributable to noncontrolling interests	(165)	(11)	(501)	(11)
Net income attributable to CareTrust REIT, Inc.	$33,441	$8,696	$72,945	$27,439

Earnings per common share attributable to CareTrust REIT, Inc:
Basic	$0.21	$0.08	$0.50	$0.27
Diluted	$0.21	$0.08	$0.50	$0.27
Weighted-average number of common shares:
Basic	159,459	104,011	145,780	100,748
Diluted	159,850	104,311	146,153	100,918

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	129,992,796	$1,300	$1,883,147	$(467,628)	$1,416,819	$1,898	$1,418,717
Issuance of common stock, net	11,600,000	116	269,671	—	269,787	—	269,787
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	119,369	1	(2,484)	—	(2,483)	—	(2,483)
Amortization of stock-based compensation	—	—	2,120	—	2,120	—	2,120
Common dividends ($0.29 per share)	—	—	—	(41,192)	(41,192)	—	(41,192)
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Contributions from noncontrolling interests	—	—	—	—	—	444	444
Net income	—	—	—	28,746	28,746	4	28,750
Balance at March 31, 2024	141,712,165	1,417	2,152,454	(480,074)	1,673,797	2,299	1,676,096
Issuance of common stock, net	12,145,000	122	302,327	—	302,449	—	302,449
Vesting of stock-based compensation awards	24,768	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	1,406	—	1,406	—	1,406
Common dividends ($0.29 per share)	—	—	—	(44,721)	(44,721)	—	(44,721)
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interests	—	—	—	—	—	132	132
Net income (loss)	—	—	—	10,758	10,758	(340)	10,418
Balance at June 30, 2024	153,881,933	1,539	2,456,187	(514,037)	1,943,689	2,084	1,945,773
Issuance of common stock, net	17,240,925	172	493,472	—	493,644	—	493,644
Amortization of stock-based compensation	—	—	1,143	—	1,143	—	1,143
Common dividends ($0.29 per share)	—	—	—	(49,721)	(49,721)	—	(49,721)
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Contributions from noncontrolling interests	—	—	—	—	—	628	628
Net income (loss)	—	—	—	33,441	33,441	(165)	33,276
Balance at September 30, 2024	171,122,858	$1,711	$2,950,802	$(530,317)	$2,422,196	$2,540	$2,424,736

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	99,010,112	$990	$1,245,337	$(396,954)	$849,373	$—	$849,373
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	87,978	1	(1,480)	—	(1,479)	—	(1,479)
Amortization of stock-based compensation	—	—	936	—	936	—	936
Common dividends ($0.28 per share)	—	—	—	(27,738)	(27,738)	—	(27,738)
Net income	—	—	—	19,227	19,227	—	19,227
Balance at March 31, 2023	99,098,090	991	1,244,793	(405,465)	840,319	—	840,319
Vesting of stock-based compensation awards	25,992	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	924	—	924	—	924
Common dividends ($0.28 per share)	—	—	—	(27,737)	(27,737)	—	(27,737)
Net loss	—	—	—	(484)	(484)	—	(484)
Balance at June 30, 2023	99,124,082	991	1,245,717	(433,686)	813,022	—	813,022
Issuance of common stock, net	16,285,274	163	318,925	—	319,088	—	319,088
Amortization of stock-based compensation	—	—	1,519	—	1,519	—	1,519
Common dividends ($0.28 per share)	—	—	—	(32,403)	(32,403)	—	(32,403)
Contributions from noncontrolling interests	—	—	—	—	—	1,073	1,073
Net income (loss)	—	—	—	8,696	8,696	(11)	8,685
Balance at September 30, 2023	115,409,356	$1,154	$1,566,161	$(457,393)	$1,109,922	$1,062	$1,110,984

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$72,444	$27,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	41,371	38,031
Amortization of deferred financing costs	1,843	1,826
Loss on extinguishment of debt	282	—
Unrealized loss on other real estate related investments, net	689	7,856
Amortization of stock-based compensation	4,669	3,379
Straight-line rental income	21	21
Amortization of lease incentives	9	—
Amortization of below market leases	(1,959)	—
Noncash interest income	(4,099)	(129)
Loss (gain) on sale of real estate, net	2,254	(1,958)
Impairment of real estate investments	36,872	31,510
Change in operating assets and liabilities:
Accounts and other receivables	(518)	11
Prepaid expenses and other assets, net	(1,353)	(68)
Accounts payable, accrued liabilities and deferred rent liabilities	16,518	4,189
Net cash provided by operating activities	169,043	112,096
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(267,356)	(198,565)
Purchases of equipment, furniture and fixtures and improvements to real estate	(4,196)	(9,139)
Preferred equity investments	(52,000)	—
Investment in real estate related investments and other loans receivable	(504,936)	(50,693)
Principal payments received on real estate related investments and other loans receivable	100	15,703
Escrow deposits for potential acquisitions of real estate	(4,775)	(4,075)
Net proceeds from sales of real estate	5,076	14,464
Net cash used in investing activities	(828,087)	(232,305)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,065,881	319,032
Proceeds from the secured borrowing	75,000	—
Borrowings under unsecured revolving credit facility	—	185,000
Payments on unsecured revolving credit facility	—	(310,000)
Payments on senior unsecured term loan	(200,000)	—
Payment on secured borrowing	(75,000)	—
Payments on extinguishment of debt and deferred financing costs	(399)	(21)
Net-settle adjustment on restricted stock	(2,483)	(1,479)
Dividends paid on common stock	(122,444)	(83,089)
Contributions from noncontrolling interests	1,204	1,073
Distributions to noncontrolling interests	(61)	—
Net cash provided by financing activities	741,698	110,516
Net increase (decrease) in cash and cash equivalents	82,654	(9,693)
Cash and cash equivalents as of the beginning of period	294,448	13,178
Cash and cash equivalents as of the end of period	$377,102	$3,485
Supplemental disclosures of cash flow information:
Interest paid	$19,921	$28,539
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$13,190	$4,854
Right-of-use asset obtained in exchange for new operating lease obligation	$1,748	$369
Transfer of pre-acquisition costs to acquired assets	$58	$—
Sale of real estate settled with note receivable	$1,000	$2,000
Liabilities assumed by buyer in connection with sale of real estate	$2,776	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of September 30, 2024, the Company owned, directly or through joint ventures, and leased to independent operators 226 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 24,512 operational beds and units located in 31 states with the highest concentration of properties by rental income located in California and Texas. As of September 30, 2024, the Company also had other real estate related investments consisting of three preferred equity investments, 12 real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $740.7 million.

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
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Land	$331,321	$279,276
Buildings and improvements	1,783,496	1,620,014
Integral equipment, furniture and fixtures	102,441	100,504
Identified intangible assets	6,664	5,283
Real estate investments	2,223,922	2,005,077
Accumulated depreciation and amortization	(474,783)	(437,958)
Real estate investments, net	$1,749,139	$1,567,119
As of September 30, 2024, all of the Company’s owned and held for investment facilities were leased to various operators under triple-net leases. During the third quarter of 2022, the Company entered into a triple-net lease agreement for two of the Company’s facilities which are being repurposed to behavioral health facilities, one of which was classified as held for sale during the three months ended September 30, 2024. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. As of September 30, 2024, 8 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2024, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, assets held for sale and assets being repurposed, was as follows (dollars in thousands):

Year	Amount
2024 (three months)	$56,317
2025	227,486
2026	229,235
2027	225,377
2028	223,304
2029	218,920
Thereafter	1,066,803
Total	$2,247,442
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date(1)		Option Type(2)	Current Cash Rent(3)
SNF	1	March 2029	4/1/2022	(4)	A / B(6)	$858
SNF	4	November 2034	12/1/2024	(4)	A	3,988
SNF / Campus	2	October 2032	11/1/2026	(5)	B	3,314	(7)
SNF / Campus	1	May 2034	6/1/2026	(8)	B	1,293	(9)
SNF / Campus	1	May 2034	6/1/2027	(8)	B	1,293	(9)

(1) The Company has not received notice of exercise for the option periods that are currently open.
(2) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(3) Based on annualized cash revenue for contracts in place as of September 30, 2024.
(4) Option window is open until the expiration of the lease term.
(5) Option window is open for six months from the option period open date.
(6) Purchase option reflects two option types.
(7) Purchase option provides for purchase of two of three facilities. The current cash rent shown is an average of the range of $3.2 million to $3.4 million.
(8) Purchase option window is open for nine months from the option period open date.
(9) Purchase option provides for purchase of one of five facilities. The current cash rent shown is an average of the range of $1.0 million to $1.6 million. If the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have a purchase option for all facilities then remaining in the master lease.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rental Income	2024	2023	2024	2023
Contractual rent due(1)	$56,356	$51,225	$164,133	$145,147
Straight-line rent	(7)	(7)	(21)	(21)
Amortization of lease incentives	(5)	—	(9)	—
Amortization of below-market leases	809	—	1,959	—
Total	$57,153	$51,218	$166,062	$145,126
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended September 30, 2024 and 2023 were $1.7 million and $2.0 million, respectively. Tenant operating expense reimbursements for the nine months ended September 30, 2024 and 2023 were $5.1 million and $3.9 million, respectively.
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$182,024	$14,612	9	894
Multi-service campuses(5)	78,154	6,268	4	575
Assisted living(6)	11,036	1,022	1	86
Total	$271,214	$21,902	14	1,555
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months.
(3) The number of beds/units includes operating beds at the acquisition date.
(4) Includes one SNF held through a joint venture. See Note 11, Variable Interest Entities, for additional information.
(5) Includes two multi-service campuses held through a joint venture. See Note 11, Variable Interest Entities, for additional information.
(6) Includes one ALF held through a joint venture. See Note 11, Variable Interest Entities, for additional information.
Lease Amendments and Terminations
Lease Termination and Amended Ensign Lease. Effective September 1, 2024, one SNF in Kansas was removed from a master lease with a skilled nursing operator and the Company terminated the master lease. Annual cash rent under the terminated master lease prior to lease termination was approximately $0.8 million. In connection with the lease termination, the Company amended and extended one existing triple-net master lease with subsidiaries of The Ensign Group, Inc. (“Ensign”) to include the one SNF. The amended lease has a remaining term of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign master lease, as amended, increased by approximately $0.6 million.
Lease Termination and New Jaybird Lease. Effective August 1, 2024, two ALFs in Illinois were removed from a master lease with a seniors housing operator and the Company terminated the master lease. In connection with the lease termination, the Company entered into a new master lease (the “Jaybird Lease”) with affiliates of Jaybird Senior Living, Inc. (“Jaybird”) with respect to the two ALFs. The new Jaybird Lease commenced on August 1, 2024 with an initial term of approximately 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the Jaybird Lease, Jaybird will receive three months of abated rent, followed by fifteen months of rent calculated as a percentage of the tenants’ gross revenue. Subsequently, the next twelve months will have a fixed annual cash rent amount of $1.8 million. Annual rent under the terminated master lease was $1.8 million.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Amended Eduro Lease and Amended Ensign Lease. On March 1, 2024, operations of two SNFs in Colorado operated by affiliates of Eduro Healthcare, LLC (“Eduro”) were transferred to subsidiaries of Ensign. In connection with the transfer, the Company partially terminated the Eduro master lease and amended one existing triple-net master lease with Ensign to include the two SNFs and extended the initial lease term by 15 years. The applicable Ensign master lease, as amended, had a remaining term at the date of amendment of approximately 20 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign master lease, as amended, increased by approximately $2.1 million and annual cash rent under the Eduro master lease, as amended, decreased by the same amount.
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
Amended Pennant Lease. On July 6, 2023, the Company amended its master lease with the Pennant Group, Inc. (“Pennant”) (the “Pennant Master Lease”). In connection with the lease amendment, the Company extended the initial lease term. The Pennant Master Lease, as amended, had a remaining term at the date of amendment of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended Pennant Master Lease remained unchanged.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the three and nine months ended September 30, 2024, the Company recognized aggregate impairment charges of $8.4 million and $36.9 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements. During the three and nine months ended September 30, 2023, the Company recognized aggregate impairment charges of $0.2 million and $23.5 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.
During the three months ended September 30, 2024, the Company determined that two facilities held for sale no longer met the criteria to be held for sale and were reclassified as held for investment. As of September 30, 2024, there were 8 facilities classified as held for sale, all of which have been marked down to fair value less estimated costs to sell.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 (as defined below) measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the nine months ended September 30, 2024, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $5,000 to $94,000, with a weighted average price per unit of $36,000. For the Company’s impairment calculations during the nine months ended September 30, 2023, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $18,000 to $35,000, with a weighted average price per unit of $23,000.
Impairment of Real Estate Investments Held for Investment
During the three and nine months ended September 30, 2023, the Company recognized an impairment charge of $8.0 million related to one SNF. The Company wrote down its carrying value of $8.7 million to its estimated fair value of $0.7 million as of September 30, 2023, which is included in real estate investments, net on the Company’s consolidated balance sheets. The fair value of the asset was based on comparable market transactions and considered Level 3 (as defined below) measurements within the fair value hierarchy. For the Company’s impairment calculation, the Company’s fair value estimates primarily relied on a market approach and utilized a price per unit of $7,000.
Asset Sales and Held for Sale Reclassifications
On August 30, 2024, the Company completed the sale of a portfolio of 11 SNFs located in Iowa and Georgia, leased to affiliates of Arboreta Healthcare, Inc., as shown in the table below.
The following table summarizes the Company’s dispositions for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of facilities	11	—	14	4
Net sales proceeds(1)	$7,712	$—	$8,852	$16,464
Net carrying value	9,998	—	11,106	14,506
Net (loss) gain on sale	$(2,286)	$—	$(2,254)	$1,958
(1) Net sales proceeds for the nine months ended September 30, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024. Net sales proceeds for the three and nine months ended September 30, 2024 includes $2.8 million of liabilities assumed by the buyer in connection with the sale of 11 SNFs. Net sales proceeds for the nine months ended September 30, 2023 includes $2.0 million of seller financing in connection with the sale of one ALF in June 2023.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2023	$15,011	14
Additions to assets held for sale	54,021	10
Assets sold	(11,106)	(14)
Impairment of real estate held for sale	(36,872)	—
Assets reclassified to held for investment	(5,008)	(2)
September 30, 2024	$16,046	8

December 31, 2022	$12,291	5
Additions to assets held for sale	47,064	14
Assets sold	(14,506)	(4)
Impairment of real estate held for sale	(23,508)	—
September 30, 2023	$21,341	15

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of September 30, 2024 and December 31, 2023, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

	Facility Count and Type							As of September 30, 2024
Loans Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of September 30, 2024	Fair Value as of September 30, 2024	Fair Value as of December 31, 2023	Weighted Average Contractual Interest Rate(1), (2)	Maturity Date
Mortgage secured loans receivable(3)	59	4	19	2	$617,872	$611,627	$156,769	8.8%	5/31/2025 - 6/29/2033
Mezzanine loans receivable(3)	40	3	2	—	77,165	74,822	21,799	12.8%	7/25/2027 - 6/30/2032
					$695,037	$686,449	$178,568
								As of September 30, 2024
Other Investments:					Principal Balance as of September 30, 2024	Book Value as of September 30, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate	Maturity Date
Preferred equity					$53,782	$54,281	$1,801	11.1%	N/A
Total					$53,782	$54,281	$1,801
(1) Rates are net of subservicing fee, if applicable.
(2) Three mortgage secured loans receivable and two mezzanine loans receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of September 30, 2024 was 4.84%.
(3) If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable facility counts are included in both respective totals.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other real estate related investments activity for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Origination of other real estate related investments	$556,951	$47,534
Accrued interest, net	4,099	129
Unrealized loss on other real estate related investments, net	(689)	(7,856)
Prepayments of other real estate related investments	—	(15,000)
Net change in other real estate related investments	$560,361	$24,807
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On June 3, 2024, the Company extended a $165.0 million mortgage loan to a regional health care real estate owner. The mortgage loan is secured by eight SNFs located in North Carolina and bears interest at a rate of SOFR plus 4.25%, with a term SOFR floor of 5.15%, payable monthly and net of a 0.25% subservicing fee. Commencing on June 1, 2027, monthly principal payments will be due. The mortgage loan is set to mature on June 1, 2029, and includes two six-month extension options. The mortgage loan may not be prepaid prior to June 1, 2026, subject to certain limited exceptions. The Company elected the fair value option for the mortgage loan. Concurrently with closing, KeyBank National Association purchased a $75.0 million participation in the mortgage loan from the Company. On July 30, 2024, the Company exercised the call option on the $75.0 million secured borrowing at a call purchase price equal to the principal amount plus accrued and unpaid interest and an exit fee of $0.4 million. See Note 7, Debt, for additional information.
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
On August 1, 2024, the Company extended a $260.0 million mortgage loan to a skilled nursing real estate owner. The loan is secured by a first priority mortgage lien on a real estate portfolio of 37 SNFs, ALFs and multi-service campuses located in various states and bears interest at a fixed rate of 8.4%, payable monthly. The mortgage loan is set to mature on August 1, 2029 and has a 24-month lockout period on prepayment subject to certain exceptions. The mortgage loan may otherwise be prepaid in part or in whole after the 24-month lockout period with agreed upon exit fees, as applicable. In addition, on August 1, 2024, the Company funded a $43.0 million preferred equity investment in an uptier holding company of the 37-property skilled nursing and assisted living portfolio. The Company's initial contractual yield on its preferred equity investment is 11%.
Other Loans Receivables
As of September 30, 2024 and December 31, 2023, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of September 30, 2024
Investment	Principal Balance as of September 30, 2024	Book Value as of September 30, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$17,979	$18,046	$17,156	8.8%	6/30/2024(1) - 4/26/2027
Expected credit loss	—	(2,094)	(2,094)
Total	$17,979	$15,952	$15,062

(1) One other loan receivable with a principal balance of $4.9 million matured on June 30, 2024. The Company and the borrower are in the process of negotiating terms for an extension of the maturity date. The other loan receivable is considered collectible as of September 30, 2024.
The following table summarizes the Company’s other loans receivable activity for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Origination of other loans receivable	$985	$5,160
Principal payments	(100)	(703)
Accrued interest, net	5	33
Net change in other loans receivable	$890	$4,490
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the nine months ended September 30, 2024 and 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment	2024	2023	2024	2023
Mortgage secured loans receivable	$12,054	$3,741	$21,370	$9,207
Mezzanine loans receivable	2,522	702	6,911	2,980
Preferred equity investment	1,110	—	1,322	—
Other loans receivable	354	216	1,023	532
Other(1)	4,188	—	12,654	191
Total	$20,228	$4,659	$43,280	$12,910
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$611,627	$611,627
Mezzanine loans receivable	—	—	74,822	74,822
Total	$—	$—	$686,449	$686,449

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$156,769	$156,769
Mezzanine loans receivable	—	—	21,799	21,799
Total	$—	$—	$178,568	$178,568

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans
Balance at December 31, 2023	$156,769	$21,799
Loan originations	452,786	52,165
Accrued interest, net	3,034	585
Unrealized (loss) gain on other real estate related investments, net	(962)	273
Balance as of September 30, 2024	$611,627	$74,822
Real estate secured and mezzanine loans receivable: The fair values of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended September 30, 2024, the Company recorded unrealized gains of $5.9 million, which were partially offset by unrealized losses of $4.1 million, on its secured and mezzanine loans receivable to bring the interest rates in line with market rates. During the nine months ended September 30, 2024, the Company recorded unrealized losses on its secured and mezzanine loans receivable of $7.3 million, which were partially offset by unrealized gains of $6.6 million, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of September 30, 2024 and December 31, 2023, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of September 30, 2024:

Type	Book Value as of September 30, 2024	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$611,627	Discounted cash flow	Discount Rate	9% - 15%
Mezzanine loans receivable	74,822	Discounted cash flow	Discount Rate	12% - 15%
For the nine months ended September 30, 2024, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 7, Debt, below) as of September 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

		September 30, 2024			December 31, 2023
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$53,782	$54,281	$54,281	$1,782	$1,801	$1,801
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$396,705	$381,800	$400,000	$396,039	$362,500

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

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024			December 31, 2023
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(3,295)	$396,705	$400,000	$(3,961)	$396,039
Senior unsecured term loan	—	—	—	200,000	(441)	199,559
Unsecured revolving credit facility(1)	—	—	—	—	—	—
	$400,000	$(3,295)	$396,705	$600,000	$(4,402)	$595,598
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
As of September 30, 2024, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
On September 19, 2024 (the “Prepayment Date”), the Company elected to prepay all $200.0 million aggregate principal amount of their outstanding Term Loan. The Term Loan was prepaid at the principal amount of the Term Loan, plus accrued and unpaid interest thereon up to, but not including, the Prepayment Date. During the third quarter of 2024, the Company recorded a loss on extinguishment of debt of $0.3 million related to the write-off of deferred financing costs associated with the prepayment of the Term Loan. As of September 30, 2024, the Operating Partnership had no borrowings outstanding under the Revolving Facility.
The Revolving Facility has a maturity date of February 9, 2027, and includes, at the sole discretion of the Operating Partnership, two six-month extension options. Prior to prepayment, the Term Loan had a maturity date of February 8, 2026.
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
As of September 30, 2024, the Company was in compliance with all applicable financial covenants under the Second Amended Credit Agreement.
Secured Borrowing
On June 3, 2024, KeyBank National Association purchased a $75.0 million undivided participation interest in a $165.0 million mortgage loan from the Company (see Note 5, Other Real Estate Related and Other Investments, for additional information), which bore interest at a rate of SOFR, with a term SOFR floor of 3.00%, plus 2.5% or 2.25%, depending on the debt yield of the loan, and payable monthly. As the transaction did not qualify as a sale in accordance with GAAP, the Company recorded the participation interest as a secured borrowing in the amount of $75.0 million in the condensed consolidated balance sheet. The participating interest could be prepaid in whole before the maturity date for an exit fee of up to 0.50% of the loan plus unpaid interest. The participation interest provided for a put option, subject to certain restrictions, and a call option for the then-outstanding loan amount plus accrued and unpaid interest. On July 30, 2024, the Company exercised the call option on the $75.0 million secured borrowing and recorded a loss on extinguishment of debt of $0.4 million related to the exit fee. The exit fee is included in loss on extinguishment of debt in the condensed consolidated income statements.

8. EQUITY
Common Stock
At-The-Market Offering—On August 29, 2024, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated its previous $500.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.

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
The following table summarizes the ATM Program activity for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Number of shares	17,241	16,285	40,986	16,285
Average sales price per share	$29.01	$19.89	$26.35	$19.89
Gross proceeds(1)	$500,085	$323,886	$1,079,852	$323,886
(1) Total gross proceeds is before $6.2 million and $4.0 million of commissions paid to the sales agents and forward adjustments during the three months ended September 30, 2024 and 2023, respectively, under the ATM Program. Total gross proceeds is before $13.4 million and $4.0 million of commissions paid to the sales agents and forward adjustments during the nine months ended September 30, 2024 and 2023, respectively, under the ATM Program.
During the three and nine months ended September 30, 2023, the Company entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell 9,058,140 and 15,794,229 shares of common stock, respectively, at a weighted average initial sales price of $19.99 and $19.87 per share, respectively, before commissions and offering expenses. During the three months ended September 30, 2023, the Company settled 10,893,229 shares outstanding under the ATM forward contracts at a weighted average sales price of $19.57 for net proceeds of $213.1 million. No forward equity sales were executed or settled under the ATM Program during the three and nine months ended September 30, 2024, and there were no outstanding ATM forward contracts that had not settled as of September 30, 2024.
As of September 30, 2024, the Company had $440.1 million available for future issuances under the New ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first nine months of 2024 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024
Dividends declared per share	$0.29	$0.29	$0.29
Dividends payment date	April 15, 2024	July 15, 2024	October 15, 2024
Dividends payable as of record date	$41,192	$44,721	$49,721
Dividends record date	March 28, 2024	June 28, 2024	September 30, 2024

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
The following table summarizes the status of the restricted stock award and performance award activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2023	510,596	$21.01
Granted:
Board Awards	21,712	23.95
Vested	(169,811)	20.67
Forfeited	(35,161)	20.48
Unvested balance at September 30, 2024	327,336	$21.43
As of September 30, 2024, the weighted-average remaining vesting period of such awards was 1.5 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$1,143	$1,519	$4,669	$3,379
For the nine months ended September 30, 2023, approximately $0.6 million of previously recognized stock-based compensation expense related to the PSAs was reversed as the awards were not expected to meet the performance conditions. For the nine months ended September 30, 2023, approximately $0.9 million of previously recognized stock-based compensation expense was reversed due to forfeitures of stock awards.
As of September 30, 2024, there was $6.3 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2024 and 2023, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to CareTrust REIT, Inc.	$33,441	$8,696	$72,945	$27,439
Less: Net income allocated to participating securities	(95)	(89)	(286)	(267)
Numerator for basic and diluted earnings available to common stockholders	$33,346	$8,607	$72,659	$27,172
Denominator:
Weighted-average basic common shares outstanding	159,459	104,011	145,780	100,748
Dilutive potential common shares - TSR Units	391	201	373	128
Dilutive potential common shares - forward equity agreements	—	99	—	42
Weighted-average diluted common shares outstanding	159,850	104,311	146,153	100,918

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.21	$0.08	$0.50	$0.27
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.21	$0.08	$0.50	$0.27
Antidilutive unvested RSAs, TSR Units and PSAs excluded from the computation(1)	327	317	327	317
(1)For the three and nine months ended September 30, 2024, RSAs are antidilutive. For the three months ended September 30, 2023, RSAs were antidilutive. For the nine months ended September 30, 2023, RSAs and certain TSR Units were antidilutive.
11. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into multiple ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs. Pursuant to the Company’s joint ventures (“JVs”), the Company typically contributes 97.5% of the JV’s total investment amount and the Company receives 100% of the preferred equity interest in the JV in exchange for 95% of that total investment and a 50% common equity interest in the JV in exchange for the remaining 2.5% of that investment. The JV partner contributes the remaining 2.5% of the JV’s total investment amount in exchange for a 50% common ownership interest in the JV. As of September 30, 2024, the Company held four SNFs, two multi-service campuses and one ALF in multiple VIEs.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On August 7, 2024, the Company entered into a JV, pursuant to which the Company contributed $24.5 million into the JV that purchased one SNF located in California for $25.1 million. The JV partner contributed the remaining $0.6 million of the total investment.
Total assets and total liabilities include VIE assets and liabilities as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Assets:
Real estate investments, net	$133,216	$68,106
Cash and cash equivalents	1,440	—
Accounts and other receivables	241	—
Prepaid and other assets	—	2,800
Total assets	134,897	70,906
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	9,938	7,239
Total liabilities	$9,938	$7,239
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The table below summarizes the Company’s existing, known commitments and contingencies as of September 30, 2024 (in thousands):

Remaining Commitment
Capital expenditures(1)	$14,847
Mortgage loans(2)	4,700
Other loans receivable(3)	1,415
Earn-out obligation(4)	10,000
$30,962
(1)As of September 30, 2024, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $14.8 million, of which $7.2 million is subject to rent increase at the time of funding.
(2)One mortgage loan includes an earn-out advance upon satisfaction of certain conditions. On October 11, 2024, these conditions were satisfied and the earn-out was funded.
(3)Represents working capital loan commitments.
(4)Includes an earn-out obligation of up to $10.0 million under a purchase and sale agreement for one SNF in Virginia, which was acquired during 2024. The earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026.

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
Major operator concentration – The Company has operators from which it derived 10% or more of its revenue for the three and nine months ended September 30, 2024 and 2023. The following table sets forth information regarding the Company’s major operators as of September 30, 2024 and 2023:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
Operator/Borrower	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Nine Months Ended
September 30, 2024(1)
Ensign(3)	86	8	7	9,116	997	661	25%	28%
Priority Management Group	13	2	—	1,742	402	—	11%	12%

September 30, 2023(2)
Ensign(3)	83	8	7	8,741	997	661	34%	36%
Priority Management Group	13	2	—	1,742	402	—	15%	16%
(1) The Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements.
(2) The Company’s rental income, exclusive of operating expense reimbursements.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its revenue for the three and nine months ended September 30, 2024 and 2023:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended	Nine Months Ended
September 30, 2024(1)
CA	43	12	10	5,117	2,004	872	28%	29%
TX	41	4	2	5,193	630	212	17%	19%

September 30, 2023(2)
CA	30	9	5	3,494	1,527	437	29%	28%
TX	40	3	2	5,126	536	212	22%	23%
(1) Based on the Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements.
(2) Based on the Company’s rental income, exclusive of operating expense reimbursements.
14. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Recent Acquisitions
On October 1, 2024, the Company acquired two SNFs and one multi-service campus in Maryland for $55.5 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the facilities, the Company entered into a new master lease with a skilled nursing operator. The new master lease has an initial term of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new master lease is $5.2 million.
Recent Investments
On October 1, 2024, and in connection with the $55.5 million skilled nursing acquisition described above, the Company extended a $19.2 million mortgage loan to a skilled nursing operator. The loan is secured by a first priority ground leasehold mortgage lien on a SNF located in Maryland and bears interest at an initial annual rate of 9.35% with annual CPI-based escalators, payable monthly. The mortgage loan has a term of 15 years and is set to mature on September 30, 2039, with two five-year extension options. The mortgage loan provides for a put option, giving the borrower the right to require the lender to purchase the underlying ground leasehold and property associated with the mortgage loan. The exercise window for the put option is 30 days prior to the maturity date. The mortgage loan also provides for a purchase option in favor of the Company (subject to certain requirements) with two exercise windows. The first exercise window is on or before October 1, 2026. The second purchase option window opens January 1, 2039, and remains open for 6 months.
On October 1, 2024, the Company extended a $9.8 million mortgage loan to a skilled nursing real estate owner. The loan is secured by a first priority mortgage lien on a SNF located in Colorado and bears interest at a fixed rate of 8.5%, payable monthly. The mortgage loan is set to mature on September 30, 2034. The mortgage provides a one-year extension option and may (subject to certain restrictions) be prepaid in whole, after the 18th month following the loan closing, for an exit fee ranging from 0% to 2% of the loan plus unpaid interest payments.
Entry into a Material Definitive Agreement
On October 29, 2024, in connection with a joint venture arrangement (the “Tennessee JV”) between the Operating Partnership and an unaffiliated third party, the Operating Partnership became bound by the terms of an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Tennessee JV has agreed to acquire 31 skilled nursing facilities (the “Tennessee SNF Facilities”) for an aggregate purchase price of approximately $500 million, exclusive of transaction costs. In connection with the Tennessee JV’s acquisition of the Tennessee SNF Facilities, the Operating Partnership is expected to

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

contribute approximately $442 million toward the aggregate purchase price to the Tennessee JV and, in exchange, the Operating Partnership will own 100% of the preferred equity ownership interests in the Tennessee JV representing 92.5% of the total investment and 50% of the common ownership interests in the Tennessee JV representing 3.75% of the total investment. The Tennessee SNF Facilities consist of a total of 3,290 licensed beds, with 30 of the facilities located in Tennessee and one in Alabama. The Company has contributed $8.5 million to the Tennessee JV, which was used to partially fund the earnest money deposit under the Purchase Agreement.
Completion of the Tennessee JV’s acquisition of the Tennessee SNF Facilities is subject to customary closing conditions, and is expected to close in two phases during December 2024. At closing, the Tennessee SNF Facilities are anticipated to be operated by affiliates of PACS Group, Inc. (twelve facilities), Ensign (nine facilities), and Links Healthcare Group (seven facilities), who are all current tenants of the Company, as well as one new operator relationship (three facilities), under long-term master leases. Three of Ensign’s nine facilities will be acquired by Ensign’s real estate subsidiary with the remaining six to be included in a new master lease. Initial annual base rent to the Tennessee JV relating to the Tennessee SNF Facilities is expected to aggregate approximately $44.4 million.

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

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants to meet and/or perform their obligations under the triple-net leases we have entered into with them, including, without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iii) the impact of healthcare reform legislation, including minimum staffing level requirements, on the operating results and financial conditions of our tenants; (iv) the ability of our tenants to comply with applicable laws, rules and regulations in the operation of the properties we lease to them; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities, and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xi) the ability to retain our key management personnel; (xii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiv) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xv) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of September 30, 2024, we owned, directly or indirectly through joint ventures, and leased to independent operators 226 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 24,512 operational beds and units located in 31 states with the highest concentration of properties by rental income located in California and Texas. As of September 30, 2024, we also had other real estate related investments consisting of three preferred equity investments, 12 real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $740.7 million.

Recent Developments

Market Trends and Uncertainties
Recent macroeconomic conditions, particularly inflation (including higher supply costs), elevated interest rates and related changes to consumer spending, including, but not limited to, causing individuals to delay or defer moves to seniors housing, has adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Higher interest rates have also increased our costs of capital to finance acquisitions and increased our borrowing costs. We continue to monitor changes in the interest rate environment and the effect of changing rates on our business. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
As a result of the above factors, our tenants are continuing to experience elevated operating costs at their facilities. At a portfolio wide level, occupancy levels at our seniors housing facilities, comprising our ALFs and ILFs, continue to remain below occupancy levels at the onset of the COVID-19 pandemic. Within our SNFs, occupancy levels have continued to improve since their trough in January 2021 and have reached or exceeded occupancy levels prior to the onset of the COVID-19 pandemic, for most of our tenants.
As a result of impacts experienced by our operators since the onset of the COVID-19 pandemic and due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full has been negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended September 30, 2024, we collected 98.7% of contractual rents and interest due from our operators and borrowers excluding cash deposits. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.

Regulatory Updates
On October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour, which was initially required to be effective from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on facility type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028. After the initial implementation was delayed by the Governor of California in June 2024, SB 525 went into effect on October 16, 2024.
The Centers for Medicare and Medicaid Services (“CMS”) issued a final rule on July 31, 2024, updating Medicare payment policies and rates for SNFs for fiscal year 2025. This update includes a 4.2% increase in Medicare Part A payments to SNFs, totaling approximately $1.4 billion. These increases are expected to partially offset some of our tenants’ higher operating costs.
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

Recent Investments
The following table summarizes our acquisitions from January 1, 2024 through October 29, 2024 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$224,453	$18,569	11	1,080
Multi-service campuses(5)	91,234	7,467	5	683
Assisted living(6)	11,036	1,022	1	86
Total	$326,723	$27,058	17	1,849
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes one SNF held through a joint venture. See Note 3, Real Estate Investments, Net, and Note 11, Variable Interest Entities, for additional information.
(5)Includes two multi-service campuses held through a joint venture. See Note 3, Real Estate Investments, Net, and Note 11, Variable Interest Entities for additional information.
(6)Includes one ALF held through a joint venture. See Note 3, Real Estate Investments, Net, and Note 11, Variable Interest Entities for additional information.
The following table summarizes our other real estate related investments from January 1, 2024 through October 29, 2024 (dollars in thousands):

Investment Type(1)	Investment	Annual Initial Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Mortgage secured loan receivable	$485,365	$43,241	49	5,112
Mezzanine loans receivable	52,165	7,119	26	3,202
Preferred equity	52,000	5,734	N/A	N/A
Total	$589,530	$56,094	75	8,314
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
Entry into a Material Definitive Agreement
On October 29, 2024, in connection with a joint venture arrangement (the “Tennessee JV”) between the Operating Partnership and an unaffiliated third party, the Operating Partnership became bound by the terms of an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Tennessee JV has agreed to acquire 31 skilled nursing facilities (the “Tennessee SNF Facilities”) for an aggregate purchase price of approximately $500 million, exclusive of transaction costs. In connection with the Tennessee JV’s acquisition of the Tennessee SNF Facilities, the Operating Partnership is expected to contribute approximately $442 million toward the aggregate purchase price to the Tennessee JV and, in exchange, the Operating Partnership will own 100% of the preferred equity ownership interests in the Tennessee JV representing 92.5% of the total investment and 50% of the common ownership interests in the Tennessee JV representing 3.75% of the total investment. The Tennessee SNF Facilities consist of a total of 3,290 licensed beds, with 30 of the facilities located in Tennessee and one in Alabama. We contributed $8.5 million to the Tennessee JV, which was used to partially fund the earnest money deposit under the Purchase Agreement.
Completion of the Tennessee JV’s acquisition of the Tennessee SNF Facilities is subject to customary closing conditions, and is expected to close in two phases during December 2024. At closing, the Tennessee SNF Facilities are anticipated to be operated by affiliates of PACS Group, Inc. (twelve facilities), The Ensign Group (nine facilities), and Links Healthcare Group (seven facilities), who are all current tenants of ours, as well as one new operator relationship (three facilities), under long-term master leases. Three of Ensign’s nine facilities will be acquired by Ensign’s real estate subsidiary with the remaining six to be included in a new master lease. Initial annual base rent to the Tennessee JV relating to the Tennessee SNF Facilities is expected to aggregate approximately $44.4 million.

Financing Activities
On September 19, 2024, we prepaid in full the $200.0 million aggregate principal amount outstanding under the Term Loan (as defined under “― Liquidity and Capital Resources ― Material Cash Requirements” below). See Note 7, Debt, for additional information.
On July 30, 2024, we exercised the call option on the $75.0 million secured borrowing. See Note 7, Debt, for additional information.
At-The-Market Offering of Common Stock
On August 29, 2024, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $500.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under the ATM Program.
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
The following tables summarize the ATM Program activity for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Number of shares	17,241	16,285	40,986	16,285
Average sales price per share	$29.01	$19.89	$26.35	$19.89
Gross proceeds(1)	$500,085	$323,886	$1,079,852	$323,886
(1) Total gross proceeds is before $6.2 million and $13.4 million of commissions paid to the sales agents during the three and nine months ended September 30, 2024, respectively, under the ATM Program. Total gross proceeds is before $4.0 million of commissions paid to the sales agents and forward adjustments during both the three and nine months ended September 30, 2023, respectively, under the ATM Program.
During the three and nine months ended September 30, 2023, we entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell 9,058,140 and 15,794,229 shares of common stock, respectively, at a weighted average initial sales price of $19.99 and $19.87 per share, respectively, before commissions and offering expenses. During the three months ended September 30, 2023, we settled 10,893,229 shares outstanding under the ATM forward contracts at a weighted average sales price of $19.57 for net proceeds of $213.1 million. No forward equity sales were executed or settled under the ATM Program during the three and nine months ended September 30, 2024, and there were no outstanding ATM forward contracts that had not settled as of September 30, 2024.
As of September 30, 2024, we had $440.1 million available for future issuances under the New ATM Program.
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
During the three months ended September 30, 2024, we determined that one ALF met the held for sale criteria and classified this property as held for sale as of September 30, 2024. During the three months ended September 30, 2024, we determined that two facilities held for sale no longer met the criteria to be held for sale and were reclassified as held for investment as of September 30, 2024. During the three and nine months ended September 30, 2024, we recognized an impairment charge of $8.4 million and $36.9 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.

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
On August 30, 2024, we completed the sale of a portfolio of 11 SNFs located in Iowa and Georgia, leased to affiliates of Arboreta Healthcare, Inc., as shown in the table below.
The following table summarizes our dispositions for the three and nine months ended September 30, 2024 (dollars in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Number of facilities	11	14
Net sales proceeds(1)	$7,712	$8,852
Net carrying value	9,998	11,106
Net loss on sale	$(2,286)	$(2,254)
(1) Net sales proceeds for the nine months ended September 30, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024. Net sales proceeds for the three and nine months ended September 30, 2024 includes $2.8 million of liabilities assumed by the buyer in connection with the sale of 11 SNFs.
The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2023	$15,011	14
Additions to assets held for sale	54,021	10
Assets sold	(11,106)	(14)
Impairment of real estate held for sale	(36,872)	—
Assets reclassified to held for investment	(5,008)	(2)
September 30, 2024	$16,046	8

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	September 30, 2024	June 30, 2024
	(dollars in thousands)
Revenues:
Rental income	$57,153	$55,407	$1,746	3%
Interest and other income	20,228	13,484	6,744	50%
Expenses:
Depreciation and amortization	14,009	13,860	149	1%
Interest expense	8,281	8,679	(398)	(5)%
Property taxes	2,115	1,976	139	7%
Impairment of real estate investments	8,417	25,711	(17,294)	(67)%
Property operating expenses	3,477	255	3,222	*
General and administrative	6,663	6,136	527	9%
Other loss:
Loss on extinguishment of debt	(657)	—	(657)	*
(Loss) gain on sale of real estate, net	(2,286)	21	(2,307)	*
Unrealized gain (loss) on other real estate related investments, net	1,800	(1,877)	3,677	*
Net income
Net loss attributable to noncontrolling interests	(165)	(340)	175	51%
•Not meaningful
Rental income. Rental income increased by approximately $1.7 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2024	June 30, 2024
Contractual cash rent	$54,658	$52,972	$1,686
Tenant reimbursements	1,698	1,871	(173)
Total contractual rent	56,356	54,843	1,513
Straight-line rent	(7)	(7)	—
Amortization of lease incentives	(5)	(4)	(1)
Amortization of below market leases	809	575	234
Total amount in rental income	$57,153	$55,407	$1,746
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $1.5 million due to a $1.6 million increase in rental income from real estate investments made after March 31, 2024, a $0.9 million increase in rental rates for our existing tenants, and an increase of $0.1 million related to the transfer of one facility to a new operator, partially offset by a $0.9 million decrease in rental income related to certain tenants on a cash basis method of accounting and a decrease of $0.2 million in tenant reimbursements.
Interest and other income. The $6.7 million, or 50%, increase in interest and other income was primarily due to an increase of $7.6 million of interest income on new loan investments made after March 31, 2024, and an increase of $0.1 million of interest income due to a higher number of days during the three months ended September 30, 2024 compared to the three months ended June 30, 2024, partially offset by a decrease of $0.8 million of interest earned on money market funds and a decrease of $0.2 million related to a loan origination fee received during the three months ended June 30, 2024.
Depreciation and amortization. The $0.1 million, or 1%, increase in depreciation and amortization was primarily due to an increase of $0.7 million due to acquisitions and capital improvements made after March 31, 2024, partially offset by a decrease of $0.4 million due to classifying assets as held for sale and a decrease of $0.2 million due to assets becoming fully depreciated after March 31, 2024.
Interest expense. Interest expense decreased by approximately $0.4 million as detailed below:

Change in interest expense for the three months ended September 30, 2024 compared to the three months ended June 30, 2024
(in thousands)
Decreases to interest expense due to:
Decrease due to the prepayment of Term Loan	$(499)
Total decreases to interest expense	(499)
Increases to interest expense due to:
Increase in interest rates for the Term Loan	80
Other changes in interest expense	21
Total increase increases to interest expense	101
Total change to interest expense	$(398)
Property taxes. The $0.1 million, or 7%, increase in property taxes was primarily due to reassessments and increased effective tax rates.
Impairment of real estate investments. During the three months ended September 30, 2024, we recognized impairment charges of $8.4 million related to properties held for sale. See above under “Recent Developments — Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the three months ended June 30, 2024, we recognized impairment charges of $25.7 million primarily related to classifying eight properties as held for sale.
Property operating expenses. During the three months ended September 30, 2024 and June 30, 2024, we recognized $3.5 million and $0.3 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.
General and administrative expense. General and administrative expense increased by $0.5 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2024	June 30, 2024
Incentive compensation	$2,500	$1,500	$1,000
Cash compensation	1,571	1,542	29
Share-based compensation	1,143	1,406	(263)
Professional services	570	628	(58)
Taxes and insurance	211	345	(134)
Other expenses	668	715	(47)
General and administrative expense	$6,663	$6,136	$527
Loss on extinguishment of debt. During the three months ended September 30, 2024, we recorded a $0.7 million loss on extinguishment of debt related to the exit fee associated with the call of the secured borrowing and the write-off of deferred financing costs associated with the prepayment of the Term Loan (as defined below). No loss on extinguishment of debt was recognized during the three months ended June 30, 2024.
(Loss) gain on sale of real estate, net. During the three months ended September 30, 2024, we recorded a $2.3 million loss on sale of real estate related to the sale of 11 SNFs. During the three months ended June 30, 2024, we recorded a $21,000 gain on sale of real estate related to the sale of one SNF.
Unrealized gain (loss) on other real estate related investments, net. During the three months ended September 30, 2024, we recorded $5.9 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $4.1 million, to bring the interest rates in line with market rates. During the three months ended June 30, 2024, we recorded a $2.4 million unrealized loss on our secured and mezzanine loans receivable due to an increase in estimated credit spreads, partially offset by unrealized gains of $0.5 million due to an increase in expected cash flows on floating rate loans.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended		Increase (Decrease)	Percentage Difference
	September 30, 2024	September 30, 2023
	(dollars in thousands)
Revenues:
Rental income	$166,062	$145,126	$20,936	14%
Interest and other income	43,280	12,910	30,370	*
Expenses:
Depreciation and amortization	41,317	37,988	3,329	9%
Interest expense	25,188	32,617	(7,429)	(23)%
Property taxes	5,892	4,437	1,455	33%
Impairment of real estate investments	36,872	31,510	5,362	17%
Property operating expenses	4,392	2,860	1,532	54%
General and administrative	19,637	15,298	4,339	28%
Other loss:
Loss on extinguishment of debt	(657)	—	(657)	*
(Loss) gain on sale of real estate, net	(2,254)	1,958	(4,212)	*
Unrealized loss on other real estate related investments, net	(689)	(7,856)	7,167	(91)%
Net income
Net loss attributable to noncontrolling interests	(501)	(11)	(490)	*
•Not meaningful
Rental income. Rental income increased by $20.9 million as detailed below:

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2024	September 30, 2023
Contractual cash rent	$159,060	$141,231	$17,829
Tenant reimbursements	5,073	3,916	1,157
Total contractual rent	164,133	145,147	18,986
Straight-line rent	(21)	(21)	—
Amortization of lease incentives	(9)	—	(9)
Amortization of below market leases	1,959	—	1,959
Total amount in rental income	$166,062	$145,126	$20,936
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $19.0 million due to a $15.7 million increase in rental income from real estate investments made after December 31, 2022, a $3.9 million increase in rental rates for our existing tenants, a $1.2 million increase in tenant reimbursements, and a $0.5 million increase in rental income due to the transfer of facilities between operators, partially offset by a $1.9 million decrease in rental income related to certain tenants on a cash basis method of accounting, and a $0.4 million decrease in rental income related to dispositions made after December 31, 2022.
Interest and other income. The $30.4 million increase in interest and other income was primarily due to an increase of $19.0 million due to the origination of loans receivable after December 31, 2022, an increase of $12.5 million of interest income on money market funds, an increase of $0.5 million due to originations of other loans, and an increase of $0.2 million related to a loan origination fee received during the nine months ended September 30, 2024, partially offset by a decrease of

$1.3 million of interest income due to loan repayments and a decrease of $0.5 million related to a prepayment penalty on one mezzanine loan receivable during the nine months ended September 30, 2023.
Depreciation and amortization. The $3.3 million, or 9%, increase in depreciation and amortization was primarily due to an increase of $6.5 million related to acquisitions and capital improvements made after December 31, 2022, partially offset by a decrease of $2.1 million due to assets becoming fully depreciated after December 31, 2022 and a decrease of $1.1 million due to classifying assets as held for sale after December 31, 2022.
Interest expense. Interest expense decreased by $7.4 million as detailed below:

Change in interest expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
(in thousands)
Decreases to interest expense due to:
Decrease in outstanding borrowing amount for the Revolving Facility	$(8,519)
Decrease due to prepayment of Term Loan	(499)
Other changes in interest expense	(29)
Total decreases to interest expense	(9,047)
Increases to interest expense due to:
Issuance of secured borrowing	931
Increase in interest rates for the Term Loan	687
Total increases to interest expense	1,618
Total change in interest expense	$(7,429)
Property taxes. The $1.5 million, or 33%, increase in property taxes was due to a $2.5 million increase related to acquisitions made after December 31, 2022, partially offset by $1.0 million of changes in estimates during the nine months ended September 30, 2024 of property taxes paid directly by us as a result of certain assets being designated as held for sale and being disposed of.
Impairment of real estate investments. During the nine months ended September 30, 2024, we recognized impairment charges of $30.4 million related to properties classified as held for sale, $4.4 million related to properties held for investment, and $2.1 million related to properties that were sold. See above under “Recent Developments — Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales” for additional information. During the nine months ended September 30, 2023, we recognized impairment charges of $23.1 million related to properties classified as held for sale, $8.0 million related to properties held for investment, and $0.4 million related to properties that were sold.
Property operating expenses. During the nine months ended September 30, 2024 and 2023, we recognized $4.4 million and $2.9 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant or have sold.
General and administrative expense. General and administrative expense increased by $4.3 million as detailed below:

	Nine Months Ended		Increase/(Decrease)
(in thousands)	September 30, 2024	September 30, 2023
Incentive compensation	$5,500	$3,700	$1,800
Cash compensation	4,878	4,256	622
Share-based compensation	4,669	3,379	1,290
Professional services	1,936	1,783	153
Taxes and insurance	761	704	57
Other expenses	1,893	1,476	417
General and administrative expense	$19,637	$15,298	$4,339

Loss on extinguishment of debt. During the nine months ended September 30, 2024, we recorded a $0.7 million loss on extinguishment of debt related to the exit fee associated with the call of the secured borrowing and the write-off of deferred financing costs associated with the prepayment of the Term Loan (as defined below). No loss on extinguishment of debt was recognized during the nine months ended September 30, 2023.
(Loss) gain on sale of real estate, net. During the nine months ended September 30, 2024, we recorded a $2.3 million loss on sale of real estate, net related to the sale of 13 SNFs and one ALF. During the nine months ended September 30, 2023, we recorded a $2.1 million gain on sale of real estate related to the sale of one SNF and one ALF, partially offset by a $0.1 million loss on sale of real estate related to the sale of two ALFs.
Unrealized loss on other real estate related investments, net. During the nine months ended September 30, 2024, we recorded a $7.3 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates during the first half of 2024, partially offset by unrealized gains of $6.6 million primarily due to a decrease in interest rates during the third quarter of 2024. During the nine months ended September 30, 2023, we recorded an unrealized loss of $8.1 million on our secured and mezzanine loans receivable due to rising interest rates and a $0.3 million loss due to a loan origination fee paid, partially offset by a reversal of a previously recognized unrealized loss of $0.5 million related to the repayment of one mezzanine loan receivable.
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
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in February 2026 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On August 29, 2024, we entered into the New ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more ATM forward contracts with sales agents for the sale of shares of our common stock under the ATM Program. See “At-The-Market Offering of Common Stock” for information regarding activity under the ATM Program.
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
As of September 30, 2024, we are in compliance with all debt covenants on our outstanding indebtedness.
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023

Net cash provided by operating activities	$169,043	$112,096
Net cash used in investing activities	(828,087)	(232,305)
Net cash provided by financing activities	741,698	110,516
Net increase (decrease) in cash and cash equivalents	82,654	(9,693)
Cash and cash equivalents as of the beginning of period	294,448	13,178
Cash and cash equivalents as of the end of period	$377,102	$3,485
Net cash provided by operating activities increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $56.9 million in cash provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily due to an increase in rental income received, an increase in interest income received on our other real estate related investments, and a decrease in cash paid for interest expense, partially offset by an increase in cash paid for general and administrative expense.
Cash used in investing activities for the nine months ended September 30, 2024 was primarily comprised of $777.1 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $52.0 million in preferred equity investments and $4.2 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $5.1 million in net proceeds from the sale of real estate and $0.1 million in principal payments received on other loans receivable. Cash used in investing activities for the nine months ended September 30, 2023 was primarily comprised of $253.3 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate and $9.1 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $15.7 million of principal payments received from our other real estate related investments and other loans receivable and $14.5 million in net proceeds from real estate sales.
Our cash flows provided by financing activities for the nine months ended September 30, 2024 were primarily comprised of $1.1 billion in net proceeds from the issuance of common stock, $75.0 million in proceeds from a secured borrowing and $1.2 million in contributions from noncontrolling interests, partially offset by a $200.0 million prepayment of the Term Loan, $122.4 million in dividends paid, a $75.0 million payment on the secured borrowing, a $2.5 million net settlement adjustment on restricted stock, and $0.4 million payment on extinguishment of debt and deferred financing costs. Our cash flows provided by financing activities for the nine months ended September 30, 2023 were primarily comprised of $319.0 million in net proceeds from the issuance of common stock and $1.1 million in contributions from noncontrolling interests, partially offset by $125.0 million in net payments under our Revolving Facility, $83.1 million in dividends paid and a $1.5 million net settlement adjustment on restricted stock.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Second Amended Credit Facility (as defined below). As of September 30, 2024, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, we, together with certain of our subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Second Amended Credit Agreement”). The Operating Partnership is the borrower under the Second Amended Credit Agreement, and the obligations thereunder are guaranteed, jointly and severally, on an unsecured basis, by us and substantially all of our subsidiaries. The Second Amended Credit Agreement, which amends and restates our amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provided for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
On October 10, 2023, we entered into the First Amendment to the Second Amended Credit Agreement with KeyBank National Association (the “First Amendment”). The First Amendment restates the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
On September 19, 2024 (the “Prepayment Date”), we prepaid all $200.0 million aggregate principal amount of our outstanding Term Loan. The Term Loan was prepaid at the principal amount of the Term Loan, plus accrued and unpaid interest thereon up to, but not including, the Prepayment Date. During the third quarter of 2024, we recorded a loss on extinguishment of debt of $0.3 million related to the write-off of deferred financing costs associated with the prepayment of the Term Loan.
As of September 30, 2024, we had no borrowings outstanding under the Revolving Facility. The Revolving Facility has a maturity date of February 9, 2027, and includes, at our sole discretion, two six-month extension options. Prior to prepayment, the Term Loan had a maturity date of February 8, 2026.
The interest rates applicable to loans under the Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan were, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and our consolidated subsidiaries (unless we obtain certain specified investment grade ratings on our senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of our senior long-term unsecured debt).

As of September 30, 2024, we were in compliance with all applicable financial covenants under the Second Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Second Amended Credit Agreement.
Capital Expenditures and Earn-Out Payments for Real Estate
As of September 30, 2024, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased facilities totaling $14.8 million, of which $7.2 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. As of September 30, 2024, we entered into a purchase and sale agreement which provided for an earn-out obligation of up to $10.0 million for one SNF in Virginia which was acquired during 2024. The earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026. See Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended September 30, 2024.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 8, 2024, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Second Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $600.0 million from a syndicate of banks and other financial institutions.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Second Amended Credit Agreement) plus a margin ranging from 1.10% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of September 30, 2024, we had no borrowings outstanding under the Revolving Facility and the Term Loan was prepaid.
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
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

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

10.1
Equity Distribution Agreement, dated August 29, 2024, by and among CareTrust REIT, Inc., CTR Partnership, L.P. and (i) BMO Capital Markets Corp., BofA Securities, Inc., KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC, Raymond James & Associates, Inc., Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC and (ii) Bank of Montreal, Bank of America, N.A., JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Robert W. Baird & Co. Incorporated and Wells Fargo Bank, National Association, including the form of master forward sale agreement included as Annex A thereto (Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on August 29, 2024, is incorporated herein by reference).

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

CareTrust REIT, Inc.
October 29, 2024	By:	/s/ David M. Sedgwick
David M. Sedgwick
President and Chief Executive Officer (duly authorized officer)

October 29, 2024	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)