Form 10-K
period 2024-12-31
CareTrust REIT, Inc.
filed 2025-02-12
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.9 billion.
As of February 11, 2025, there were 187,661,893 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2024, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants and borrowers to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iii) the impact of healthcare reform legislation, including minimum staffing level requirements, on the operating results and financial conditions of our tenants and borrowers; (iv) the ability of our tenants and borrowers to comply with applicable laws, rules and regulations in the operation of the properties we lease to them or finance; (v) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vi) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (vii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (viii) access to debt and equity capital markets; (ix) fluctuating interest rates; (x) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xi) the ability to retain our key management personnel; (xii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiii) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xiv) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xv) any additional factors included in this report, including in the section entitled “Risk Factors” in Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
TENANT AND BORROWER INFORMATION
This Annual Report on Form 10-K includes information regarding certain of our tenants that lease properties from us and our borrowers, most of which are not subject to SEC reporting requirements. The Ensign Group, Inc. (“Ensign”), The Pennant Group, Inc. (“Pennant”) and PACS Group, Inc. (“PACS”) are subject to the reporting requirements of the SEC and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. You are encouraged to review Ensign, Pennant and PACS’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.
The information related to our tenants and borrowers contained or referred to in this Annual Report on Form 10-K was provided to us by such tenants and borrowers or derived from SEC filings or other publicly available information. We have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only.

PART I
All references in this report to “CareTrust REIT,” the “Company,” “we,” “us” or “our” mean CareTrust REIT, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “CareTrust REIT, Inc.” mean the parent company without its subsidiaries.
ITEM  1.    Business
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2024, CareTrust REIT owned, directly or in consolidated joint ventures, and leased to independent operators, 258 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) (including facilities classified as held for sale) consisting of 28,088 operational beds and units located in 32 states with the highest concentration of properties by rental income located in California and Texas. As of December 31, 2024, we also had other real estate related investments consisting of three preferred equity investments, 15 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $795.2 million and one financing receivable with a carrying value of $96.0 million.
The following table summarizes our real estate investment portfolio as of December 31, 2024 (dollars in thousands):

					Twelve Months Ended December 31, 2024
Owned Properties	Number of Properties	Number of Beds/Units	Book Value as of December 31, 2024	Percentage of Book Value	Rental Income	Percentage of Total Revenue
Skilled nursing	192	20,930	$1,742,970	55%	$169,414	61%
Multi-service campuses	30	4,272	408,045	13%	43,372	16%
Assisted living / independent living	36	2,886	132,936	4%	15,475	6%
Total Owned Properties	258	28,088	$2,283,951	72%	$228,261	83%

Financing Receivable	Number of Properties	Number of Beds/Units	Book Value as of December 31, 2024	Percentage of Book Value	Interest Income	Percentage of Total Revenue
Skilled nursing / assisted living / independent living	46	3,820	$96,004	3%	$1,009	*
Total Financing Receivable	46	3,820	$96,004	3%	$1,009	*

Other Real Estate Related Investments	Number of Properties	Number of Beds/Units	Book Value as of December 31, 2024	Percentage of Book Value	Interest Income	Percentage of Total Revenue
Mortgage Loans	87	8,434	$660,392	21%	$35,972	13%
Mezzanine Loans(1)	46	5,643	80,612	2%	9,456	3%
Preferred Equity			54,199	2%	2,826	1%
Total	133	14,077	$795,203	25%	$48,254	17%

Total Portfolio	437	45,985	$3,175,158	100%	$277,524	100%
(1)If we also have extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable facility counts are included in both respective totals.
* Represents less than 1%
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the facility (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant, as defined below). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, extend secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties, and invest in preferred equity investments. From time to time, we also partner with third-party institutional investors to invest in healthcare real estate in consolidated joint ventures. Pursuant to our joint ventures, we typically contribute at least 90% of the joint venture’s total investment amount and we receive 100% of the preferred equity interest in the joint venture and a 50% common equity interest in the joint venture. Our joint venture partner contributes the remaining total investment amount in exchange for a 50% common equity interest in the joint venture.
We conduct and manage our business as one operating segment for internal reporting and internal decision making purposes. We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to a diverse group of local, regional, and national healthcare providers, which may include new or existing skilled nursing operators, as well as seniors housing operators, behavioral health facilities and related businesses. We also anticipate diversifying our portfolio over time, including by acquiring properties in different geographic markets, including internationally, and in different asset classes. In addition, we actively monitor the clinical, regulatory and financial operating results of our tenants and borrowers, and work to identify opportunities within their operations and markets that could improve their operating results at our facilities. We communicate such observations to our tenants and borrowers; however, we have no contractual obligation to do so. Moreover, our tenants and borrowers have sole discretion with respect to the day-to-day operation of the facilities they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants and borrowers on at least a monthly basis. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. In addition, we may from time to time in the future repurpose facilities for other uses, such as behavioral health. We have also provided select tenants with strategic capital for facility upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. We have also assisted our tenants with transitioning to lower emissions technologies through our tenant incentive program, where we support efficiency projects through our dedicated tenant capital expenditure budget, providing sustainability incentives rent-free. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of facilities or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.
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

Investment Activity
The following table summarizes our acquisitions from January 1, 2024 through February 12, 2025 (dollars in thousands):

Type of Facility	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$732,919	$67,924	43	4,632
Multi-service campuses(4)	90,639	7,467	5	683
Assisted living / independent living(4)	12,749	1,022	2	102
Total	$836,307	$76,413	50	5,417
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes facilities held in consolidated joint ventures. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities, for additional information.
The following table summarizes our financing receivable investment from January 1, 2024 through February 12, 2025 (dollars in thousands):

Investment Type	Investment, at cost(1)	Initial Annual Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Financing receivable	$95,723	$11,560	46	3,820
Total	$95,723	$11,560	46	3,820
(1)Investment does not include transaction costs given they were expensed during the year ended December 31, 2024 as a result of our election to use the fair value option.
(2)Represents annualized acquisition-date interest income.
(3)The number of beds/units includes operating beds at the investment date.
The following table summarizes our other real estate related investments from January 1, 2024 through February 12, 2025 (dollars in thousands):

Investment Type(1)	Investment	Initial Annual Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Mortgage secured loans receivable	$496,615	$44,210	50	5,172
Mezzanine loans receivable	63,676	8,636	29	3,763
Preferred equity	52,000	5,734	N/A	N/A
Total	$612,291	$58,580	79	8,935
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
From January 1, 2024 through December 31, 2024, we sold 13 SNFs and four ALFs for net proceeds of $17.7 million, resulting in a net loss on sale of real estate of $2.2 million. Subsequent to December 31, 2024, we sold or disposed of three SNFs, one SNF Campus and one ALF, for which we expect to record an estimated gain on sale of real estate of $3.9 million.
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
•Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 14,800 facilities as of July 2024, as compared with over 15,600 facilities as of July 2016. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and assisted living providers due to the shift of patient care to lower cost settings and an aging population.
•Increased Demand Driven by Aging Populations. As seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing services will increase. At present, the primary market demographic for skilled nursing services is individuals age 75 and older. The U.S. Census estimates that there were over 59 million people in the United States in 2023 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will almost double between 2020 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $209.3 billion in 2023, which includes federal expenditures in response to the COVID-19 pandemic, to approximately $337.4 billion in 2032. Although seniors housing and skilled nursing occupancy rates declined during the COVID-19 pandemic, we believe that these trends in population will support an increasing demand for services in the long-term, which in turn will likely support an increasing demand for the services provided within our properties.
While most factors described above indicate projected growth for our industry, labor shortages and minimum staffing requirements from the Centers for Medicare and Medicaid Services (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Updates”) have led, and may continue to lead, to increased costs. Further, our operators have experienced increased costs due to inflation, elevated interest rates and related changes to consumer spending, including, but not limited to, an increase in individuals delaying or deferring moves to seniors housing, which could cause our operators to be unable or unwilling to make rental or interest payments when due. It is difficult to predict the duration of the effects of these economic and market conditions on the industry. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
Portfolio Summary
We have a geographically diverse portfolio, consisting of the following types of facilities as of December 31, 2024:
•Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2024, our portfolio included 313 SNFs (excluding 3 SNFs held for sale), consisting of 189 owned facilities, 85 facilities related to our other real estate related investments and 39 facilities related to our financing receivable. Included in the 189 owned SNFs are 31 SNFs held in consolidated joint ventures. In addition, our portfolio includes 35 SNFs located on campuses that also have ALFs or ILFs, which we refer to as multi-service campuses (see below under “Multi-Service Campuses”).
•Assisted Living Facilities. ALFs are licensed healthcare facilities that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. The level of personal assistance that may be provided at ALFs is based in part on state regulations. Since states often apply differing license classifications, and standards, regulatory requirements may differ significantly between states. As of December 31, 2024, our portfolio included 51 ALFs (excluding 5 ALFs classified as held for sale and one facility which is non-operational), some of which also contain independent living and memory care units. The 51 ALFs consist of 27 owned facilities, 19 facilities related to our other real estate related investments and 5 facilities related to our financing receivable. Included in the 27 owned ALFs is one ALF held in a consolidated joint venture. Assisted living facilities that are not on a multi-service campus are sometimes referred to as seniors housing.

•Independent Living Facilities. ILFs, also known as retirement communities or senior apartments, are not healthcare facilities and are not licensed to provide healthcare services to residents. The facilities typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, and are typically occupied by an individual or a couple over the age of 55. These facilities offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on site security and emergency response programs. As of December 31, 2024, our portfolio included seven ILFs, consisting of three owned facilities, two facilities related to our other real estate related investments and two facilities related to our financing receivable. Independent living facilities that are not on a multi-service campus are sometimes referred to as seniors housing.
•Multi-Service Campuses. Multi-service campuses generally include some combination of co-located SNFs, ALFs, ILFs, and/or memory care units all housed at a single location and operated as a continuum of care. We also refer to continuing care retirement communities as multi-service campuses. These facilities are often marketed as an opportunity for residents to “age in place,” and tend to attract couples where the individuals may require or benefit from differing levels of care. As of December 31, 2024, our portfolio included 35 facilities that we classify as multi-service campuses (excluding two multi-service campuses classified as held for sale), consisting of 28 owned facilities and seven facilities related to our other real estate related investments. Included in the 28 owned facilities are two multi-service campuses held in consolidated joint ventures.
Our portfolio of SNFs, ALFs, ILFs and multi-service campuses is broadly diversified by geographic location throughout the United States, with concentrations in California and Texas based on rental income.
Significant Master Leases
Ensign
As of December 31, 2024, we leased 97 facilities to subsidiaries of Ensign, which have a total of 10,160 operational beds. We have leased a significant number of our properties to subsidiaries of Ensign on a triple-net basis under eight long-term leases, each with its own pool of properties, that have varying maturities and diversity in both facility type and geography (each an “Ensign Master Lease” and collectively, the “Ensign Master Leases”). The Ensign Master Leases provide for initial terms in excess of ten years with staggered expiration dates and no purchase options. At Ensign’s option, each Ensign Master Lease may be extended for up to three five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased facilities then subject to the applicable Ensign Master Lease. The Ensign Master Leases are guaranteed by Ensign and contain cross-default provisions. During the year ended December 31, 2020, the Company acquired four additional facilities, which have a total of 620 operational beds, leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements (the “Ensign TX Master Leases”), each of which contains a purchase option. The obligations under the Ensign TX Master Leases for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases. During the year ended December 31, 2024, the Company received written notice of Ensign’s intent to exercise the purchase option on these four facilities. As a result, these four facilities have been classified as held for sale as of December 31, 2024. During the year ended December 31, 2024, the Company, through a joint venture, acquired six facilities, which have a total of 586 operational beds, leased to subsidiaries of Ensign commencing on January 1, 2025, under a new triple-net master lease agreement (the “Ensign TN Master Lease”). The obligations under the Ensign TN Master Lease are guaranteed by Ensign. A default under the Ensign TN Master Lease constitutes a default under the Ensign Master Leases, but a default under the Ensign Master Leases and/or the Ensign TX Master Leases does not constitute a default under the Ensign TN Master Lease. As of December 31, 2024, annualized contractual rental income from the Ensign Master Leases was $68.2 million, and annualized contractual rental income from all Ensign leases (except the Ensign TN Master Lease which had not commenced) was $72.3 million, representing 26% and 28% of total annualized contractual rental income, respectively. Rent is escalated annually in June under the Ensign Master Leases, and in December under the Ensign TX Master Leases, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. Rent is escalated annually in January under the Ensign TN Master Lease by an amount equal to the lesser of (1) the product of (x) 2 and (y) the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent.
PACS
As of December 31, 2024, 14 of our properties were leased to affiliates of PACS Group, Inc. (“PACS”) on a triple-net basis under one long-term lease (the “PACS Master Lease”), and have a total of 1,827 operational beds. One of the facilities is included in assets held for sale as of December 31, 2024. The PACS Master Lease commenced on October 26, 2017, and provides for an initial term of fifteen years, with two five-year renewal options. During the year ended December 31, 2024, the Company, through a joint venture, acquired 11 facilities, which have a total of 1,186 operational beds, leased to subsidiaries of

PACS commencing on December 1, 2024, under a new triple-net master lease agreement (the “PACS TN Master Lease”). The PACS TN Master lease has an initial term of 15 years, with two five-year renewal options and includes purchase options for up to 6 facilities. As of December 31, 2024, annualized contractual rental income from the PACS Master Lease was $20.0 million (excluding the facility classified as held for sale), and annualized contractual rental income from all PACS leases was $37.9 million, representing 8% and 15% of total annualized contractual rental income, respectively. Rent is escalated annually in November under the PACS Master Lease by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3%, and (2) the prior year’s rent. Rent under the PACS TN Master Lease is escalated annually in December by an amount equal to the product of (1) the percentage change in the CPI and (2) the prior year’s rent (subject to a 2% floor and a 4% cap). The PACS TN Master lease also provides rent abatement of $0.3 million in the first year.
PMG
As of December 31, 2024, 15 of our properties were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”), and have a total of 2,144 operational beds. The PMG Master Lease commenced on December 1, 2016, and provides for an initial term of fifteen years, with two five-year renewal options. As of December 31, 2024, annualized contractual rental income from the PMG Master Lease was $31.9 million, representing 12% of total annualized contractual rental income.
See “Risk Factors — Risks Related to Our Business and Operations — We are dependent on the healthcare operators that lease our properties as well as the borrowers under our mortgage secured loans to successfully operate their business and make contractual payments, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”
We monitor the creditworthiness of our tenants by evaluating the ability of the tenants to meet their lease obligations to us based on the tenants’ financial performance, including the evaluation of any guarantees of tenant lease obligations. The primary basis for our evaluation of the credit quality of our tenants (and more specifically the tenants’ ability to pay their rent obligations to us) is the tenants’ lease coverage ratios. These coverage ratios compare (i) earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) to rent coverage, and (ii) earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent coverage. We utilize a standardized 5% management fee when we calculate lease coverage ratios. We obtain various financial and operational information from our tenants each month. We regularly review this information to calculate the above-described coverage metrics, to identify operational trends, to assess the operational and financial impact of the changes in the broader industry environment (including the potential impact of government reimbursement and regulatory changes), and to evaluate the management and performance of the tenants’ operations. We also monitor the creditworthiness of our borrowers and the ability of the borrowers to meet their loan obligations to us based on the borrowers’ financial performance. Our monitoring process includes review of monthly financial statements and other operating data for each facility, quarterly review of borrower creditworthiness based on debt service coverage ratios and review of covenant compliance. These metrics help us identify potential areas of concern relative to our tenants’ or borrowers’ credit quality and ultimately the tenants’ or borrowers’ ability to generate sufficient liquidity to meet their ongoing obligations, including their obligations to continue paying contractual rents and interest due to us and satisfying other financial obligations to third parties, as prescribed by our triple-net leases and loan agreements.

Owned Properties
Properties by Type:
The following table displays the geographic distribution of our properties leased to third-party tenants, excluding those held for sale, and the related number of beds and units available for occupancy by facility type, as of December 31, 2024. The number of beds or units that are operational may be less than the official licensed capacity.

	Total		SNFs		Multi-Service Campuses		ALFs and ILFs
State	Properties	Beds/Units	Facilities	Beds	Campuses	Beds/Units	Facilities	Beds/Units
CA(1)	51	6,390	33	3,828	12	2,004	6	558
TX	43	5,414	38	4,726	3	476	2	212
TN(1)	26	2,740	26	2,740	—	—	—	—
ID	17	1,396	16	1,327	1	69	—	—
UT	13	1,374	9	913	1	272	3	189
AZ	11	1,353	8	984	—	—	3	369
IL	11	1,053	7	642	2	275	2	136
WA	10	900	9	803	—	—	1	97
LA	8	1,164	7	949	1	215	—	—
CO	7	788	5	520	—	—	2	268
NC	6	493	4	390	—	—	2	103
IA	5	354	3	185	2	169	—	—
MD	5	431	2	187	1	108	2	136
NE	5	366	3	220	2	146	—	—
OH	4	379	1	116	2	197	1	66
PA	4	597	4	597	—	—	—	—
MT	3	260	3	260	—	—	—	—
NV	3	304	1	92	—	—	2	212
MN	2	62	—	—	—	—	2	62
WI	2	89	—	—	—	—	2	89
AL(1)	1	91	1	91	—	—	—	—
GA	1	148	1	148	—	—	—	—
KS	1	102	1	102	—	—	—	—
MI	1	66	—	—	—	—	1	66
MO	1	70	1	70	—	—	—	—
ND	1	83	1	83	—	—	—	—
NM	1	124	1	124	—	—	—	—
OR	1	53	1	53	—	—	—	—
SC	1	108	1	108	—	—	—	—
SD	1	81	1	81	—	—	—	—
VA	1	125	1	125	—	—	—	—
WV	1	67	—	—	1	67	—	—
Total	248	27,025	189	20,464	28	3,998	31	2,563
(1)Includes facilities held in consolidated joint ventures. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities, for additional information.

Facility Type — Rental Income and Occupancy:
The following tables display the annual rental income and occupancy for each facility type leased to third-party tenants for the years ended December 31, 2024 and 2023 and total beds/units for each facility type as of December 31, 2024 and 2023. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds are included in the computation following the date of acquisition, or through the date of disposition, only).

	For the Year Ended December 31, 2024			As of December 31, 2024
Facility Type	Rental Income (in thousands)	Percent of Total	Occupancy(1)	Total Beds/ Units
SNFs(2)	$169,414	74%	79%	20,930
Multi-Service Campuses(2)	43,372	19%	79%	4,272
ALFs and ILFs(2)	15,475	7%	74%	2,886
Total	$228,261	100%		28,088
(1)Occupancy data excludes one non-operational ALF. Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.
(2)Includes facilities held in consolidated joint ventures. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities, for additional information.

	For the Year Ended December 31, 2023			As of December 31, 2023
Facility Type	Rental Income (in thousands)	Percent of Total	Occupancy(1)	Total Beds/ Units
SNFs(2)	$145,589	73%	75%	17,366
Multi-Service Campuses	35,779	18%	75%	3,593
ALFs and ILFs	17,231	9%	75%	2,969
Total	$198,599	100%		23,928
(1)Occupancy data excludes two facilities which are in the process of being repurposed, one non-operational SNF and two non-operational ALFs. Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.
(2)Includes facilities held in consolidated joint ventures. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities, for additional information.
Financing Receivable
During 2024, we invested in 46 properties through a sale and leaseback transaction. We leased the properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that the sale and leaseback transaction met the accounting criteria to be presented as financing receivable on our consolidated balance sheets and recorded the payments from these properties as interest income from financing receivable on our consolidated statements of operations. See Note 2, Summary of Significant Accounting Policies, for additional information. The following table provides information regarding our investment in the financing receivable during the year ended December 31, 2024 (dollars in thousands):

							For The Year Ended December 31, 2024
Lease Maturity	State	Type of Properties	Number of Properties	Number of Beds/Units	Gross Investment(1)	Effective Interest Rate(2)	Interest Income from Financing Receivable
2039	IL	SNF / Campus /ALF / ILF	46	3,820	$97,053	12.0%	$1,009
(1)Gross investment includes $1.3 million of transaction costs.
(2)We leased these facilities back to the seller under a 15-year contract, with two five-year renewal options. The agreement provides for an initial contractual cash yield of 11.0% for the first three years, with annual CPI-based escalators beginning in year four, subject to a 3% cap. The agreement provides for deferred payments equal to 2.0% of the contractual cash yield in the first year and 0.5% of the contractual cash yield in the second year. At the time the seller-lessee exercises its purchase options, option proceeds will be used to repay any outstanding deferred payments as well as additional amounts such that we receive a contractual cash yield of 12.5% on our gross investment in the applicable properties through the option exercise date. If any deferred amounts remain unpaid, beginning in year eight, the deferred amounts are to be repaid in 24 equal monthly payments. The agreement provides the seller-lessee with options to purchase all facilities in separate tranches, with the first purchase option window beginning December 1, 2024. We have not received notice of exercise for the purchase option period currently open. See Note 5, Other Real Estate Related and Other Investments, for additional information.

Other Real Estate Related Investments
The following table summarizes our investments in mortgage loans, mezzanine loans and preferred equity investments (dollars in thousands):

Mortgage Loans						For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Maturity	Investment Year	State	Type of Properties	Principal Balance as of December 31, 2024	Wtd Avg Contractual Interest Rate	Interest Income	Interest Income
2025	2022 / 2023	CA, GA, IN	SNF	$38,901	9.2%	$3,791	$4,711
2026	2023	CA	ALF / SNF	9,864	10.7%	1,069	169
2027	2022 / 2024	Mid-Atlantic, FL	SNF / Campus	76,000	8.4%	6,476	6,368
2028	2023	FL	SNF	15,727	9.0%	1,499	661
2029	2024	Various	SNF / Campus / ALF / ILF	425,000	8.7%	18,432	—
2031	2024	TN	SNF	26,675	9.1%	1,652	—
2033	2023	CA	Campus / ILF	25,993	9.0%	2,378	1,209
2034	2024	CO, WA	SNF	21,050	8.5%	226	—
2039	2024	MD	SNF	19,190	9.4%	449	—
				$658,400	8.8%	$35,972	$13,118

Mezzanine Loans						For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Maturity	Investment Year	State	Type of Properties	Principal Balance as of December 31, 2024	Wtd Avg Contractual Interest Rate	Interest Income	Interest Income
2027	2024	MO, VA	SNF	$44,800	14.0%	$5,850	$—
2029	2024	CA	SNF	7,365	11.5%	788	—
2032	2022	Mid-Atlantic	SNF / Campus	25,000	11.0%	2,796	2,778
2034	2024	MD	Campus	5,122	13.0%	22	—
				$82,287	12.8%	$9,456	$2,778

Preferred Equity Investments						For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Investment Year	State	Type of Properties		Principal Balance as of December 31, 2024	Wtd Avg Contractual Interest Rate	Preferred Return	Preferred Return
2023	CA	SNF		$1,782	15.0%	$272	$19
2024	NC	SNF / Campus		9,000	11.0%	583	—
2024	Various	SNF / Campus / ALF / ILF		43,000	11.0%	1,971	—
				$53,782	11.1%	$2,826	$19

Total Investments:				$794,469		$48,254	$15,915

Geographic Concentration — Rental Income:
The following table displays the geographic distribution of annual rental income for properties leased to third-party tenants for the years ended December 31, 2024 and 2023 (dollars in thousands).

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
State	Rental Income(1)	Percent of Total	Rental Income(1)	Percent of Total
CA	$75,717	33%	$58,838	30%
TX	47,950	21%	43,768	22%
LA	18,403	8%	17,856	9%
ID	15,389	7%	14,943	8%
AZ	13,625	6%	13,293	7%
UT	8,008	4%	7,823	4%
IL	6,996	3%	6,975	4%
WA	5,041	2%	4,893	2%
CO	4,519	2%	5,960	3%
NC	3,479	2%	505	*
IA	3,426	2%	4,584	2%
OH	3,018	1%	4,141	2%
MT	2,321	1%	2,254	1%
NV	2,287	1%	2,231	1%
TN	2,055	1%	—	*
NM	1,925	1%	1,083	1%
GA	1,894	1%	1,454	1%
SD	1,810	1%	972	*
MD	1,420	1%	71	*
MO	1,341	1%	—	*
VA	1,192	1%	—	*
MN	1,133	*	1,100	1%
NE	1,045	*	1,020	1%
WI	857	*	556	*
WV	801	*	776	*
PA	747	*	—	*
SC	580	*	—	*
ND	498	*	475	*
OR	436	*	423	*
KS	233	*	511	*
MI	115	*	2,069	1%
AL	—	*	—	*
FL	—	*	25	*
Total	$228,261	100%	$198,599	100%
     * Represents less than 1%
(1) Includes facilities held in consolidated joint ventures. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities, for additional information.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and seniors housing, including ALFs and ILFs, both domestically and internationally. We may determine in the future to expand our investments to include behavioral health facilities, medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. We may utilize the RIDEA structure for future acquisitions (see “Business Strategies - Diversify Asset Portfolio” below). Our owned properties are located in 32 states and we intend to continue to acquire properties in other states throughout the United States. Although our portfolio currently consists primarily of owned real property, we have also invested in joint ventures through which we own properties, as well as mortgage loans receivable, mezzanine loans and preferred equity investments. We expect that our future investments may also include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.
Our Competitive Strengths
We believe that our ability to acquire, integrate and improve facilities is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our portfolio of real estate held for investment, inclusive of our other real estate related investments and financing receivable, are located in 34 different states, with concentrations in California and Texas based on annualized rental and interest income. The properties in any one state do not account for more than 22% of our annualized run rate revenue as of December 31, 2024. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Long-Term, Triple-Net Lease Structure. All of our owned properties (including properties we own in consolidated joint ventures), are leased to our tenants under long-term, triple-net leases, pursuant to which the operators are responsible for all facility maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 28% of total annualized contractual rental income as of December 31, 2024. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Investments in Joint Ventures. From time to time, we partner with third-party institutional investors to invest in healthcare real estate in consolidated joint ventures. Pursuant to our joint ventures, we typically contribute at least 90% of the joint venture’s total investment amount and we receive 100% of the preferred equity interest in the joint venture and a 50% common equity interest in the joint venture. Our joint venture partner contributes the remaining total investment amount in exchange for a 50% common ownership interest in the joint venture. These are investments that we typically consolidate as they are variable interest entities and as we are considered to be the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s economic performance and have the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant.
Lower Cost of Capital. Our ability to access the capital markets provides us greater flexibility to manage our cost of capital and also offers us the ability to fund future acquisitions through the issuance of additional shares, including under our ATM Program (as defined below). During the year ended December 31, 2024, we sold approximately 41.0 million shares at an average gross price of $26.35 for gross proceeds of approximately $1.1 billion under our ATM Program to fund current and future acquisitions. In addition, on November 1, 2024, we completed an underwritten public offering of 15.9 million shares at a price of $32.00 for gross proceeds of approximately $507.8 million to fund current and future acquisitions.
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
Ability to Identify Strategic Borrowers. Our ability to execute a strategic approach to lending has resulted in additional real estate acquisition opportunities. As a result of our management team’s network of relationships and insight, we believe that our ability to originate loan investments to healthcare real estate owners has allowed us access to unique acquisition opportunities and contributed to our growth.
Experienced Management Team. David M. Sedgwick was appointed as our Chief Executive Officer effective January 1, 2022. At the time of his appointment, Mr. Sedgwick was serving as our President, a role he had filled since February 2021, and he continues to hold that title. He previously served as our Chief Operating Officer from August 2018 through 2021, and as our Vice President-Operations from CareTrust’s launch as an independent public company in 2014 to 2018. Mr. Sedgwick has more than 24 years of experience in the skilled nursing and seniors housing industry. Mr. Sedgwick’s President, Chief

Operating Officer and Vice President duties regularly involved him in matters related to new investments, asset management, tenant relations, portfolio management, portfolio optimization, investor relations and capital markets activities for the Company. Prior to joining CareTrust, Mr. Sedgwick served as the Chief Human Capital Officer and President of Facility Services at Ensign. Mr. Sedgwick has been a licensed nursing home administrator since 2001.
Our Chief Financial Officer, William M. Wagner, has more than 31 years of accounting and finance experience, primarily in real estate, including more than 20 years of experience working extensively for REITs. Most notably, he worked for both Nationwide Health Properties, Inc., a healthcare REIT, and Sunstone Hotel Investors, Inc., a lodging REIT, serving as Senior Vice President and Chief Accounting Officer of each company prior to joining us as our Chief Financial Officer.
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
The key components of our business strategies include:
Diversify Asset Portfolio. We diversify through the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities, by strategically investing in new developments with options to acquire the developments at stabilization. In addition, we diversify through investing in high-quality borrowers, facility types and geography. We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of SNFs, ALFs and ILFs. We may determine in the future to expand our investments to include behavioral health facilities, medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire, or invest in, additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors. We may invest in seniors housing managed communities operated by third-party property managers pursuant to property management agreements utilizing the structure proposed in the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. The seniors housing managed communities structure would give us direct exposure to the risks and benefits of the operations of the communities. The third-party property managers would manage our communities in exchange for the receipt of a management fee, and as such, we would not be directly exposed to the credit risk of the property managers in the same manner or to the same extent as our triple-net tenants. Under this management structure, we would be required to rely on a third-party operator to hire and train all facility employees, enter into third-party contracts for the benefit of the facility, comply with laws, and provide resident care and we would be substantially limited in our ability to control or influence day-to-day operators.
Maintain Balance Sheet Strength and Liquidity. We maintain a capital structure that provides the resources and flexibility to support the growth of our business. We intend to maintain a mix of credit facility debt, unsecured debt and possibly secured mortgage debt, which, together with our anticipated ability to complete future equity financings, including issuances of our common stock via registered public offerings or under our at-the-market equity program, we expect will fund the growth of our property portfolio.
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
In 2024, we published our fourth annual Corporate Sustainability Report (our “ESG Report”) as part of our ongoing commitment to provide regular reporting on our environmental, social and governance (“ESG”) priorities. Our ESG Report outlines our high priority ESG initiatives and goals for our company and our property portfolio. In our 2023 ESG Report, we included a Global Reporting Initiative (“GRI”) Index in reference to the GRI Standards as well as a Task Force on Climate-Related Financial Disclosures (“TCFD”) index to further align with applicable global standards for sustainability reporting.
Beginning in 2020, with the assistance of an ESG consultant, we designed a monitoring plan to collect key environmental data from a pilot group of 50 of our net-leased properties. The plan’s objective was to benchmark energy and water usage and the impact of our facilities on greenhouse gas emissions and climate change. During 2021, we began collecting data and have increased our tracking since, adding waste tracking in 2023 and reaching a total of 105 tracked properties by the end of 2024. We expect the data to help us identify the most promising opportunities for improvement in our portfolio, set informed ESG goals and measure progress over time. In addition, as a landlord and capital supplier to a key segment of the healthcare industry, we intend to seek further opportunities to encourage and incentivize fair and healthy work environments for healthcare workers and suitable living conditions for patients and residents, and to promote diversity, inclusion and the ethical treatment of employees, residents, patients and others wherever our activities and influence can be felt.
In 2022, we prepared “green” lease language for our form master lease to add new ESG-specific requirements in lease agreements when amending or modifying existing lease relationships. Our green lease strategy compliments our efforts to track utility data across our portfolio and work with tenants to identify ESG building operation opportunities. During 2024, we increased leases with ESG requirements by 10% from September 2023.
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
Additionally, in 2023, we began tracking and engaging tenants to verify compliance with state-level energy benchmarking laws. In 2024, we expanded these efforts to include properties subject to building performance standards laws, offering support to tenants as needed and continuing to monitor compliance.
During 2024, we enhanced climate risk management by preparing tenant communications to share results from physical climate risk assessments and by developing resources to address physical climate hazards, including a Resiliency Checklist and heat resilience rebate opportunities. Additionally, towards the end of 2024, we distributed our second climate-related tenant survey, incorporating enhanced resiliency-focused questions for properties identified as having "extreme" physical risks, with response collection ongoing through 2025.
We have also published a Tenant Code of Conduct & Corporate Responsibility (our “Tenant ESG Program”). The Tenant ESG Program provides our eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. Our board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program. As disclosed in our 2023 ESG Report, we tracked $370,427 in environmental improvements at our properties during the year ended December 31, 2023. In 2024, we utilized our utility data management software to identify the top 20 energy, water, and waste intensive properties and shared our findings with tenants in hopes that they would prioritize the top resource intensive properties for efficiency initiatives.
We have published our Environmental, Social and Governance policy, Policy on Human Capital, Policy on Human Rights and Responsibilities, Policy on Environmental Sustainability and information about our Tenant ESG Program on the Investor Relations section of our website at www.caretrustreit.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.
Governance
Our corporate governance structure was carefully crafted to align with the interests of our investors and other stakeholders with a core leadership team that has over 68 years of collective experience as operators and investors. The members of our board of directors each bring deep expertise in healthcare, real estate, investing, accounting, and/or business development. In this oversight role, our board of directors serves as the ultimate decision-making body of our company, except for those matters reserved to or shared with our stockholders.
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
During 2024, we conducted an employee satisfaction survey with a 100% response rate and an overall satisfaction rate of 84%. The survey found that 78% or more employees agree that our comprehensive benefits package is very competitive and a strong point of working for CareTrust, employees are highly committed to their future at CareTrust, and that CareTrust has a culture that values inclusivity.
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
As of December 31, 2024, we employed 21 full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement. Our comprehensive benefits package includes flexible work hours, the option to work remotely, and company workspaces/amenities.
Retention and Turnover. Recruiting, hiring, training and retaining excellent employees is a high priority for us. These activities carry real and substantial costs, which we regard as a meaningful investment in our workforce and our company. We believe that employee turnover is costly in direct and indirect ways, and we are committed to employee retention and satisfaction. During the year ended December 31, 2024, we did not experience any turnover, including executive officers.
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
Given the divided nature of Congress, it is unclear whether Congress will successfully expand health insurance coverage and assess alternative health care delivery and payment systems. The Republican Party currently controls the United States Senate and the House of Representatives (by a slim majority). Due to this, healthcare reform legislation would likely require at least some support from both Republican and Democratic lawmakers to become law and it is uncertain whether any healthcare reform legislation will ultimately become law. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on our business. If our tenants’ residents do not have insurance, it could adversely impact the tenants’ ability to satisfy their obligations to us. Expansion of health insurance coverage to more citizens could have a positive financial impact on our tenants and their ability to satisfy their obligations to us.
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
As a result of the OIG report, CMS enforcement activity against SNF operators may increase, especially with regard to the reporting of potential abuse or neglect of SNF residents. Further, in July 2024, CMS adopted a final rule expanding its ability to impose penalties on SNFs for health and safety deficiencies/non-compliance. This final rule allows for more per instance and per day civil monetary penalties to be imposed for such health and safety deficiencies/non-compliance, as appropriate. If any of our tenants or their employees are found to have violated any applicable reporting or health and safety requirements, they may become subject to penalties or other sanctions up to and including loss of licensure.
A final rule adopted by CMS that implemented certain portions of the Affordable Care Act and requires the disclosure of certain ownership, managerial, and other information regarding Medicare SNFs and Medicaid nursing facilities, became effective on January 16, 2024. The rule defines the term “real estate investment trust,” which sets the stage for Medicare SNFs to disclose whether each direct or indirect owning or managing entity is a real estate investment trust. This may enable CMS and others to scrutinize more closely how direct and indirect ownership and management correlate with care outcomes and to determine which environments are more likely to deliver better care for residents and patients.
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
On April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The rule consists of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule includes a staggered implementation approach for which CMS will publish additional details on compliance as the implementation dates approach. The rule also includes possible waivers and temporary hardship exemptions for select facilities; however, no funding for the additional staff will be provided. We are currently evaluating the impact of the rule, but believe the unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants.
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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our wholly owned subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2024, CareTrust REIT is the only limited partner of the Operating Partnership, owning 99% of its outstanding partnership interests, and we have not issued OP Units to any other party.

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

ITEM 1A.    Risk Factors
Risks Related to Our Business and Operations
We are dependent on the healthcare operators that lease our properties as well as the borrowers under our mortgage secured loans and mezzanine loans to successfully operate their businesses and make contractual payments, and an event that materially and adversely affects their business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Because all of the properties we own are operated by our tenants pursuant to triple-net master leases (including properties we own in consolidated joint ventures), we are unable to directly implement strategic business decisions regarding the daily operation and marketing of these properties. While we have rights as the property owner under our triple-net leases and monitor our tenants’ and operators’ performance, we may have limited recourse under our master leases if we believe that a tenant or operator is not performing adequately, and any failure by a tenant to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties, which in turn, could adversely affect their ability to make rental payments to us and otherwise adversely affect our results of operations, including our ability to repay our outstanding indebtedness or our ability to pay dividends to our stockholders as required to maintain our REIT status. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that our tenants will have sufficient assets, income and financing to enable them to satisfy their contractual lease payment or indemnification obligations and our tenants have in the past, and may in the future, fail to make rent payments when due, or our tenants may declare bankruptcy.
Ensign leases or provides a guaranty for a significant portion of our properties. As of December 31, 2024, properties leased to Ensign and held for investment represented $68.2 million, or 26%, of total annualized contractual rental income, and properties leased to Pennant under the Pennant Master Lease for which Ensign provides a guaranty (the “Pennant Guaranty”) represented $7.5 million, or 3%, of total annualized contractual rental income. Ensign’s inability or unwillingness to meet its lease obligations or its obligations pursuant to the Pennant Guaranty could materially adversely affect our business, financial position or results of operations. In addition, Ensign’s inability to satisfy its other lease obligations including payment of insurance, taxes and utilities, could materially and adversely affect the condition of the properties leased to Ensign as well as Ensign’s business, financial position and results of operations. Accordingly, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
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
In addition to the properties we own, from time to time, we originate loans receivable to certain borrowers in the form of mortgage secured loans or mezzanine loans, which are directly or indirectly secured by underlying properties owned by the borrowers. The ability of our borrowers to repay the loans is typically dependent primarily on the successful operation of the properties securing the loans. Because these properties are owned and operated by our borrowers, their affiliates, or unrelated third parties, we are unable to directly implement strategic business decisions regarding the daily operation of these properties. Any failure by a borrower to effectively conduct its operations in such a way to generate sufficient income, or any material adverse event that interferes with a borrower’s ability to generate sufficient income, may cause the borrower to be unable to make timely loan payments or to default on the loan.
Unstable market and economic conditions may have serious adverse consequences on our business, results of operations and financial condition.
Global credit and financial markets have experienced extreme volatility and disruptions over the past several years, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with proposed policies of the Trump administration, actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflicts in Ukraine and Gaza and supply chain disruptions. While consumer sentiment is on the rise, concerns about declines in economic growth have faded and inflation has cooled there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. In addition, increased costs due to inflationary conditions may continue to adversely affect the operating expenses of our tenants and borrowers and their ability to meet their obligations to us and may also increase the costs for us to make capital improvements to our facilities.
There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The Trump administration has indicated it will institute trade policy changes including the imposition of additional tariffs on imported products in an effort to address trade imbalances, specifically with China. In response to some of these actions, certain countries may impose retaliatory actions against the U.S. These policies may lead to supply chain constraints and additional inflation, further increasing operational costs of our facilities.
Our business could also be adversely impacted by volatility caused by geopolitical events, such as the conflicts in Ukraine and Gaza. A significant downturn in economic activity may cause a reduction in spending on healthcare matters and our tenants and borrowers may need to seek to lower their costs by renegotiating their agreements with us. Such reductions may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Our tenants and borrowers depend on reimbursement from government and other third-party payors and if reimbursement rates from such payors are reduced by future legislative reform, it could cause our tenants’ and borrowers’ revenues to decline and could affect their ability to meet their obligations to us.
Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. For example, the federal government and a number of states are currently managing budget deficits and, as a result, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a decrease in reimbursement rates for our tenants and borrowers. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants and borrowers under both the Medicaid and Medicare programs. Additionally, in July 2023, Medicare excluded marriage and family therapist services and mental health counselor services from SNF consolidated billing. While these services may still be billed by the clinicians providing the services, such services may not be covered under the SNFs Medicare Part A payment. While we cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ or borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors, potential reductions in Medicaid and Medicare reimbursement, or in non-governmental third-party payor reimbursement, to our tenants and borrowers could reduce the revenues of our tenants and borrowers and their ability to meet their obligations to us.
We face potential adverse consequences of bankruptcy, insolvency or financial deterioration of our tenants or borrowers.
We receive a significant portion of our income as rental payments under leases of properties we own directly or through our joint ventures. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants have in the past, and may in the future, fail to make rent payments when due, or our tenants may declare bankruptcy. Tenant bankruptcies or failures to make rent payments when due could result in termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders (which could adversely affect our ability to raise capital or service our indebtedness). This risk is magnified where we lease multiple properties to a single tenant, such as Ensign.
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

In addition, the loans receivable we originate in the form of mortgage secured loans or mezzanine loans are directly or indirectly secured by underlying properties owned by the borrowers. In the event of any default under any loan receivable held by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the underlying property directly or indirectly securing the loan and the principal and accrued interest of the loan, which could have a material adverse effect on our business, financial position or results of operations. In addition, with respect to a default of any of our mezzanine loans, we are not entitled to any payment until all senior debt holders are paid in full. Foreclosure on a property or other interest that secures a loan receivable can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed investment. In the event of the bankruptcy of a loan borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying property or other assets, as applicable, at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
We have incurred and may in the future incur impairment charges, which could negatively impact our results of operations.
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The existence of impairment indicators is based on factors such as market conditions, operating performance and legal structure. If we determine that an impairment has occurred, we are required to adjust the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, in the twelve months ended December 31, 2024, we recorded impairment charges of approximately $42.2 million.
The geographic concentration of some of our facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
As a result of the concentration of our properties in California and Texas as described in “Portfolio Summary” under Item 1 of this Annual Report on Form 10-K, the conditions of local economies and real estate markets, including increases in real estate taxes, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature, the impacts of climate change and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our tenants’ and borrowers’ revenue, costs and results of operations, which may affect their ability to meet their obligations to us.
Our owned facilities and the facilities securing our loans receivable that are located in Texas and certain other states in the southeast are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding and our owned facilities and the facilities securing our loans receivable that are located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These types of natural disasters will likely increase in number, scope and intensity as a result of climate change. Further, these acts of nature may cause disruption to our tenants or borrowers, their employees and the underlying facilities, which could have an adverse impact on our tenants’ or borrowers’ patients and businesses. In order to provide patient care, our tenants and borrowers are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to the facilities they operate, and the availability of employees to provide services at the facilities. If the power supply, delivery of goods or the ability of employees to reach the facilities is interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on the facilities and our tenants’ and borrowers’ businesses at those facilities. Furthermore, the impact, or impending threat, of a natural disaster may require that our tenants or borrowers evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients at such facilities. The impact of disasters and similar events is inherently uncertain. Such events could harm our tenants’ or borrowers’ patients and employees, severely damage or destroy one or more of the facilities they operate, harm our tenants’ or borrowers’ business, reputation, financial condition and financial performance, or otherwise cause our tenants’ or borrowers’ businesses to suffer in ways that we currently cannot predict.
In addition, to the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather, including higher temperatures, increases in precipitation, fire, drought and flood, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Based on our overall portfolio physical climate risk assessment, we found that the highest climate risk for our portfolio was heat caused by higher temperatures, which may result in higher operating and energy costs for our tenants and borrowers and higher capital costs for resiliency measures for us and our tenants and borrowers to maintain the property and its value. Should the impact of climate change be material in nature, including destruction or degradation of our owned properties or the properties securing our loans receivable, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. Increased costs to our tenants and borrowers to maintain the properties and take appropriate resiliency measures could harm the financial condition and financial performance of our tenants and borrowers. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases, including the global health concerns related to the COVID-19 pandemic and the H6 bird flu. The COVID-19 pandemic adversely impacted nearly all aspects of our business. Public health crises, including significant COVID-19 outbreaks and any future epidemics or pandemics, could result in similar adverse impacts on our business, results of operations, cash flows and financial condition. Risks to our business that have been associated with the COVID-19 pandemic, and may be associated with future COVID-19 outbreaks or other public health crises, include:
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
•the possibility we may have to restructure tenants’ or borrowers’ obligations and may not be able to do so on terms that are favorable to us;
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
•the expiration, or lack of enforcement, of certain liability immunity for healthcare providers in relation to a qualified pandemic under the Public Readiness and Emergency Preparedness Act (the “PREP Act”);
•complete or partial closures of, or other operational issues at, one or more of our properties resulting from government actions or directives;
•limitations on our access to capital and other sources of funding, which could adversely impact our ability to make new property investments;

•our ability to continue to make cash distributions to our stockholders commensurate with historical levels; and
•our ability to repay outstanding debt or maintain compliance with covenants under our Third Amended Credit Facility (as defined below) and the indenture governing our Notes.
The extent to which public health crises may impact our business, results of operations, cash flows and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, the timing, distribution and efficacy of vaccines and other treatments, Unites States and foreign government actions to respond to the outbreak, the extent of disruption to our business and the business of our tenants and borrowers, and how quickly and to what extent normal operation conditions can resume.
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
Investments in consolidated joint ventures involve risks not present in investments in which we are the sole investor.
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
Increased competition has resulted and may further result in lower net revenues for some of our tenants and borrowers and may affect their ability to meet their financial and other contractual obligations to us.
The healthcare industry is highly competitive. The occupancy levels at, and results of operations from, our owned facilities and the facilities securing loans receivable are dependent on our ability and the ability of our borrowers and tenants to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Operating expenses such as food, utilities, taxes, insurance, labor costs (including due to minimum wage laws and minimum staffing requirements) and rent or debt service continue to increase. In addition, our tenants and borrowers face an increasingly competitive labor market for skilled management personnel and nurses together with Medicaid reimbursement in some states that does not cover the full cost of caring for residents. Significant turnover, or a shortage of nurses or other trained personnel or general inflationary pressures on wages, may force tenants, borrowers or operators to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Further, the Trump administration has announced its intention to engage in the mass deportation of undocumented immigrants and sharply limit the amount of legal immigration, which would further increase competition and wages for labor. Any increase in labor costs and other property operating expenses or any failure by our tenants or borrowers to attract and retain qualified personnel could reduce the revenues of our borrowers and tenants and their ability to meet their obligations to us.
Our tenants and borrowers also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. We cannot be certain that our tenants and borrowers will be able to achieve occupancy and rate levels, or manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants and borrowers. They may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, either of which could adversely affect their ability to meet their obligations to us, potentially decreasing our revenues, impairing our assets, and/or increasing our collection and dispute costs.
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
Our tenants and borrowers that operate SNFs and other healthcare facilities must be licensed under applicable state law and, depending upon the type of facility, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, file for a Medicare and Medicaid change of ownership. Upon termination or expiration of existing leases, delays or the failure of the new tenant in receiving regulatory approvals from the applicable federal, state or local government agencies, has in the past prolonged, and may in the future prolong, the period during which we are unable to collect rent and the property may experience performance declines. We could also incur substantial additional expenses in connection with any licensing, receivership or change of ownership proceedings.
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
We, our tenants or our borrowers may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
Our lease and lending agreements require that the tenant or borrower, as applicable, maintain general and professional liability insurance and comprehensive liability and hazard insurance. However, there are certain types of losses (including, but not limited to, losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, wildfires, hurricanes and floods) that may be uninsurable or not economically insurable. In addition, insurance coverage may be insufficient to pay the full current market value or replacement cost of any loss. Inflation, changes in tort liability laws, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to protect a tenant in a liability claim or replace a property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such tenant or property.

If one of our tenants or borrowers experiences a material general or professional liability loss that is uninsured or exceeds policy coverage limits, it may be unable to satisfy its payment obligations to us. If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property.
In addition, even if damage to our owned properties or the properties securing our loans receivable is covered by insurance, business disruptions caused by a casualty event may result in lost revenue for our tenants, borrowers or us for which insurance may not fully compensate them or us for such loss of revenue. If one of our tenants or borrowers experiences such a loss, it may be unable to satisfy its payment obligations to us.
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
Cybersecurity incidents or other damage to the information systems and technology of us, our tenants or borrowers could harm our business.
We rely on information technology networks, enterprise and other cloud-based applications and other information systems to process, transmit and store electronic information, and to manage and support our business processes, including financial transactions and records, and to maintain personal information and tenant and lease data. We purchase some of our information technology, including software and cloud-based technology, from third party service providers, on whom we and our systems depend. While we have taken steps to protect the security of our information systems, we have, from time to time, experienced cybersecurity incidents of varying degrees, although none of these cyber incidents has had a material adverse impact on our business, financial condition or results of operations. The technology infrastructure and systems of some of our cloud solution and other third party service providers have also in the past experienced, and may in the future experience, cybersecurity incidents of varying degrees. Cybersecurity incidents can be caused by ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cybersecurity incidents also result from social engineering or impersonation of authorized users as well as efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. The risk of cybersecurity incidents has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased.
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
Our tenants or borrowers may also from time to time experience cybersecurity incidents or other damage or interruption to their information systems that disrupt their operations or result in the loss or misuse of confidential information or other sensitive or personal information. Any resulting financial impact to our tenants or borrowers, including liability claims or regulatory penalties, costs to respond and implement remediation measures as well as operational consequences or business impacts resulting from any damage to their reputation or harm to their business relationships, could negatively impact the ability of our tenants or borrowers to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.
Bank failures or other events affecting financial institutions could have a material adverse effect on our, our tenants’ or our borrowers’ liquidity, results of operations, and financial condition.
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
We, our borrowers and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. For example, we believe that efforts may be made to, among other things, transition Federal payment programs further in the direction of value based care, but we cannot predict whether or in what form any of these measures may be enacted, or what effect they would have on our business or the businesses of our tenants if enacted. Efforts may also be made to reduce the age at which individuals become eligible for Medicare, which could have an adverse impact on our tenants because Medicare sometimes reimburses long term care providers at rates lower than those paid by commercial payors. In addition, the Biden Administration announced a focus on implementing minimum staffing requirements and increased inspections as part of nursing home reforms announced in the 2022 State of the Union Address. On April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The rule consists of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule includes a staggered implementation approach for which CMS will publish additional details on compliance as the implementation dates approach. The rule also includes possible waivers and temporary hardship exemptions for select facilities; however, no funding for the additional staff will be provided. We are currently evaluating the impact of the rule, but believe the unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants, operators and borrowers. We cannot predict how the new Trump Administration will implement the rule. We also cannot predict whether any future legislation related to staffing will be adopted or, if adopted, the impact such legislation may have on our tenants or our business.
Our tenants and borrowers are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, labor and employment issues and financial and other arrangements that may be entered into by healthcare providers. See “Government Regulation, Licensing and Enforcement” in Item 1 of this Annual Report on Form 10-K for more information. If our borrowers, tenants or operators fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. The cost to comply with these laws, regulations and other requirements results in increased costs of doing business for our tenants, operators and borrowers. For example, on October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on facility type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028. After the initial implementation was delayed by the Governor of California in June 2024, SB 525 went into effect on October 16, 2024. If our tenants, operators and borrowers are unable to offset these increased costs, their operating results and financial condition will be adversely impacted and our tenants and borrowers may be unable to satisfy their obligations to us.
We believe that additional resources may be dedicated to regulatory enforcement, which could further increase our tenants’ and borrowers’ costs of doing business and negatively impact their ability to pay their obligations to us. Changes in enforcement policies by federal and state governments have also resulted in a significant increase in inspection rates, citations of regulatory deficiencies and sanctions, including terminations from Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and criminal penalties. Our tenants, operators and borrowers could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. Additionally, if our tenants’ or borrowers’ residents do not have insurance, it could adversely impact the tenants’ or borrowers’ ability to satisfy their obligation to us.
Tenants and borrowers that fail to comply with applicable requirements of governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants and borrowers are subject to the following risks, among others, relating to governmental healthcare reimbursement programs: statutory and regulatory changes; retroactive rate adjustments; recovery of program overpayments or set-offs; administrative rulings; policy interpretations; payment or other delays by fiscal intermediaries or carriers; government funding restrictions (at a program level or with respect to specific facilities); and interruption or delays in payments due to any ongoing governmental investigations and audits.
We expect healthcare reimbursement will continue to be a significant focus for federal and state authorities in their cost control efforts. We cannot predict the timing or effects of any future legislative reforms on our tenants’ and borrowers’ business costs or government and other third-party payor reimbursement. More generally, because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants. The failure of any of our tenants and borrowers to comply with these laws, requirements and regulations could materially and adversely affect their ability to meet their financial and contractual obligations to us.
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
If we, our tenants or borrowers fail to adhere to applicable privacy and data security laws, this could have a material adverse effect on us or on our tenants’ and borrowers’ ability to meet their obligations to us.
We and our tenants and borrowers are subject to HIPAA and various other state and federal laws that relate to privacy and data security, including the reporting of data breaches involving personal information as discussed in “Government Regulation, Licensing and Enforcement - Privacy, Security and Data Breach Notification Laws” in Item 1 of this Annual Report on Form 10-K. Failure by us or our tenants and borrowers to comply with these requirements could have a material adverse effect on us and the ability of our tenants and borrowers to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants and borrowers to incur significant compliance costs. In addition, the cost and operational consequences of responding to data breaches and implementing remediation measures could be significant.
Tenants and borrowers that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate or be unable to meet their financial and other contractual obligations to us.
The healthcare operators that operate the properties we lease to our tenants or that secure our loans receivable are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’ or borrowers’ failure to comply with any of these laws, regulations or standards could result in adverse publicity and reputational harm as well as penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility. Though the regulatory environment in which SNFs operate is more restrictive than for ALFs, ALFs face similar penalties for noncompliance with applicable legal requirements. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenant or borrower to obtain, or the loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a facility from operating in the manner intended by such tenant. Additionally, failure of our tenants or borrowers to generally comply with applicable laws and regulations could adversely affect facilities owned by us, result in adverse publicity and reputational harm, and therefore could materially and adversely affect us. See “Government Regulation, Licensing and Enforcement - Healthcare Licensure and Certificate of Need” in Item 1 of this Annual Report on Form 10-K for additional information.
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
As of December 31, 2024, we had approximately $400.0 million of indebtedness representing our 3.875% Senior Notes due 2028 (the “Notes”) and no borrowings outstanding under our unsecured revolving credit facility. High levels of indebtedness could have one or more of the following adverse consequences, among others: require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and acquisitions and other general corporate purposes; require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility; make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Third Amended Revolving Facility (as defined below); increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints; limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all; and require us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.
In addition, failure to satisfy our obligations under the Notes or our other debt or to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Third Amended Credit Agreement (as defined below), could result in an event of default, which could result in all of our debt becoming immediately due and payable and permit certain of our lenders to foreclose on our assets securing such debt. Further, our Third Amended Credit Agreement and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt, subject to our compliance with certain financial covenants set forth in the Third Amended Credit Agreement and our ability to satisfy certain covenants in the indenture governing the Notes. See “Risk Factors - Risks Related to Our Capital Resources and Indebtedness - Covenants in our debt agreements restrict our activities and could adversely affect our business” for a summary of these covenants.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Third Amended Revolving Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance such debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure such debt. The Third Amended Credit Agreement and the indenture governing the Notes restrict, and market or business conditions may limit our ability to take, these actions. Any debt restructuring or refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
We rely on our subsidiaries for our operating funds.
We conduct our operations through subsidiaries and depend on our subsidiaries for the funds necessary to operate and repay our debt obligations, including funds transfers to us which are necessary to make the payments due under the Notes. The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and all of our existing and future subsidiaries (other than CTR Partnership, L.P. and CareTrust Capital Corp.) that guarantee obligations under the Third Amended Revolving Facility. However, under certain circumstances, one or more of our subsidiaries may be released from, or may not be required to provide, a guarantee of the Notes, and in such circumstances, will not be responsible for any obligations with respect to the Notes. Each of our subsidiaries is a distinct legal entity and has no obligation, contingent or otherwise, to transfer funds to us. In addition, the ability of our subsidiaries to transfer funds to us could be restricted by the terms of subsequent financings.
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. The Third Amended Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly and also contains customary events of default, including the failure to make timely payments under the Third Amended Revolving Facility or other material indebtedness, failure to satisfy certain covenants (including financial maintenance covenants), the occurrence of a change of control and specified events of bankruptcy and insolvency. Our ability to meet these requirements may be affected by events beyond our control and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.
Increases in interest rates could increase our existing and future debt borrowing costs and adversely affect our stock price.
Certain of our existing debt obligations require interest and related payments to vary with the movement of certain indices, such as the Secured Overnight Financing Rate, and we may incur additional indebtedness in connection with new credit facilities or financing of acquisitions or development activities. Interest rates in recent years have increased, and may continue to increase, our interest costs for any new debt and our obligations under our Third Amended Revolving Facility, which could make acquisition financings more costly or lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, interest rate increases could decrease credit access globally, thereby decreasing the amount others are willing to pay for our assets and limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
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

Our bylaws contain a provision that exempts from the MGCL’s control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that this provision will not be amended or eliminated, in whole or in part, at any time in the future.
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
Management is accountable for our day to day risk management activities. With the assistance of our third-party IT and cybersecurity team, we employ a range of tools and services, including a governance, risk and compliance platform, to inform our managements’ risk identification and assessment relating to our technology program. With this platform, we map our cybersecurity and risk management program to the Center for Internet Security (“CIS”) framework.
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
Based on information known to us, we do not believe any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We can give no assurance that we have detected or protected against all cybersecurity threats or incidents. Please refer to “Cybersecurity incidents or other damage to the information systems and technology of us or our tenants could harm our business” and “If we or our tenants fail to adhere to applicable privacy and data security laws, this could have a material adverse effect on us or on our tenants’ ability to meet their obligations to us” included “Item 1A, Risk Factors” of this Annual Report on Form 10-K for additional information about material risks related to cybersecurity threats.
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
ITEM 2. Properties

As of December 31, 2024, all of the properties we own are leased under long-term, triple-net leases (including properties we own in consolidated joint ventures). The following table displays the expiration of the annualized contractual cash rental income under our lease agreements as of December 31, 2024, excluding properties classified as held for sale and one ALF which is non-operational, by year and total investment (dollars in thousands) and, in each case, without giving effect to any renewal or purchase options:

Lease
Maturity		Percent of Total		Percent of
Year	Investment(1)	Investment	Rent(1)	Total Rent
2026	$25,116	0.9%	$868	0.3%
2027	46,801	1.7%	5,613	2.1%
2029	105,696	3.9%	8,543	3.1%
2031	490,317	18.2%	52,466	19.3%
2032	278,386	10.3%	27,467	10.1%
2033	147,818	5.5%	22,352	8.2%
2034	453,119	16.8%	45,336	16.6%
2036	169,678	6.3%	14,564	5.3%
2038	319,580	11.8%	33,514	12.3%
2039	564,154	20.9%	54,694	20.1%
2044	97,973	3.7%	6,895	2.6%
Total	$2,698,638	100.0%	$272,312	100.0%
(1)Includes facilities held in consolidated joint ventures. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities, for additional information.
See the “Tenant Purchase Options” section of Note 3, Real Estate Investments, Net, in the Notes to consolidated financial statements for additional information on leases subject to purchase options.

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
At February 11, 2025, we had approximately 52 stockholders of record.

To maintain REIT status, we are required each year to distribute to stockholders at least 90% of our annual REIT taxable income after certain adjustments. All distributions will be made by us at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, debt covenants (which include limits on distributions by us), applicable law, and other factors as our board of directors deems relevant. For example, while the Notes and our Third Amended Credit Agreement permit us to declare and pay any dividend or make any distribution that is necessary to maintain our REIT status, those distributions are subject to certain financial tests under the indenture governing the Notes, and therefore, the amount of cash distributions we can make to our stockholders may be limited.

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, non-dividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2024	2023
Ordinary dividend	$0.8529	$0.8218
Non-dividend distributions	0.2971	0.2932
Total taxable distribution	1.1500	1.1150
Distributions allocated from prior tax year(1)	(0.2800)	(0.2750)
Distributions allocated to subsequent tax year(2)	0.2900	0.2800
Total distributions declared	$1.1600	$1.1200
(1) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2023 and paid in January 2024, of $0.280 per share, will be treated as a 2024 distribution for federal income tax purposes.
(2) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2024 and paid in January 2025, of $0.290 per share, will be treated as a 2025 distribution for federal income tax purposes.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the Russell 2000 Index (“Russell 2000”). Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices at the market close on December 31, 2019 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500 REIT INDEX, RMS, RUSSELL 2000 AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
DECEMBER 31, 2019 - DECEMBER 31, 2024
(DECEMBER 31, 2019 = $100)
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

	December 31,
	2019	2020	2021	2022	2023	2024
CareTrust REIT, Inc.	$100.00	$113.67	$122.62	$105.83	$134.60	$169.91
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
RMS	$100.00	$92.43	$132.23	$99.82	$113.54	$123.47
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
S&P 500 Real Estate Index	$100.00	$97.83	$143.02	$105.65	$118.71	$124.92

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Recent Developments
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Impact of Inflation
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of December 31, 2024, we owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 258 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”), consisting of 28,088 operational beds and units located in 32 states with the highest concentration of properties by rental income located in California and Texas. As of December 31, 2024, we also had other real estate related investments consisting of three preferred equity investments, 15 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $795.2 million and one financing receivable with a carrying value of $96.0 million.
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
As a result of impacts experienced by our operators since the onset of the COVID-19 pandemic and due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full has been negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three and twelve months ended December 31, 2024, we collected 98.8% and 98.5% of contractual rents and interest due from our tenants and borrowers excluding cash deposits, respectively. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.
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
The Centers for Medicare and Medicaid Services (“CMS”) issued a final rule on July 31, 2024, updating Medicare payment policies and rates for SNFs for fiscal year 2025. This update includes a 4.2% increase in Medicare Part A payments to SNFs, totaling approximately $1.4 billion. These increases are expected to partially offset some of our tenants’ higher operating costs. Further, in this final rule, CMS expanded its ability to impose penalties on SNFs for health and safety deficiencies/non-compliance by allowing for more per instance and per day civil monetary penalties to be imposed for such health and safety deficiencies/non-compliance, as appropriate.
On April 22, 2024, CMS issued a final rule regarding minimum staffing requirements and increased inspections at nursing homes in order to establish comprehensive nurse staffing requirements. The rule consists of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule includes a staggered implementation approach for which CMS will publish additional details on compliance as the implementation dates approach. The rule also includes possible waivers and temporary hardship exemptions for select facilities; however, no funding for the additional staff will be provided. We are currently evaluating the impact of the rule, but believe the unfunded mandate to increase staff may have a material and adverse impact on the financial condition of our tenants.
Recent Investments
The following table summarizes the Company’s acquisitions from January 1, 2024 through February 12, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$732,919	$67,924	43	4,632
Multi-service campuses(4)	90,639	7,467	5	683
Assisted living(4)	12,749	1,022	2	102
Total	$836,307	$76,413	50	5,417
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes facilities held in consolidated joint ventures. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities for additional information.
The following table summarizes our financing receivable investment from January 1, 2024 through February 12, 2025 (dollars in thousands):

Investment Type	Investment(1)	Initial Annual Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Financing receivable	$95,723	$11,560	46	3,820
Total	$95,723	$11,560	46	3,820
(1)Investment does not include transaction costs given they were expensed during the year ended December 31, 2024 as a result of our election to use the fair value option.
(2)Represents annualized investment-date interest income.
(3)The number of beds/units includes operating beds at the investment date.

The following table summarizes other real estate related investments by the Company from January 1, 2024 through February 12, 2025 (dollars in thousands):

Investment Type(1)	Investment	Initial Annual Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Mortgage secured loans receivable	$496,615	$44,210	50	5,172
Mezzanine loans receivable	63,676	8,636	29	3,763
Preferred equity	52,000	5,734	N/A	N/A
Total	$612,291	$58,580	79	8,935
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
Financing Activities
On December 18, 2024, we amended and restated our Second Amended Credit Agreement (as defined under “― Liquidity and Capital Resources ― Material Cash Requirements” below). See Note 7, Debt, for additional information.
On September 19, 2024, we prepaid in full the $200.0 million aggregate principal amount outstanding under the Term Loan (as defined under “― Liquidity and Capital Resources ― Material Cash Requirements” below). See Note 7, Debt, for additional information.
On June 3, 2024, KeyBank National Association purchased a $75.0 million undivided participation interest in a $165.0 million mortgage loan from us (see Note 5, Other Real Estate Related and Other Investments, for additional information). On July 30, 2024, we exercised the call option on the $75.0 million secured borrowing. See Note 7, Debt, for additional information.
Public Offering of Common Stock
On November 1, 2024, we completed an underwritten public offering of 15.9 million newly issued shares of our common stock at a price of $32.00, resulting in gross proceeds of $507.8 million. The proceeds were used to fund acquisitions during the fourth quarter of 2024.
At-The-Market Offering of Common Stock
On January 21, 2025, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $750.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Programs”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program. There were no outstanding ATM forward contracts that had not settled as of December 31, 2024.
The following tables summarize the ATM Program activity for the year ended December 31, 2024 (in thousands, except per share amounts).

For the Year Ended
December 31, 2024
Number of shares	40,986
Average sales price per share	$26.35
Gross proceeds(1)	$1,079,852
(1) Total gross proceeds is before $13.4 million of commissions paid to the sales agents and forward adjustments during the year ended December 31, 2024, under the ATM Program.
As of February 12, 2025, we had $750.0 million available for future issuances under the ATM Program.

Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
Impairment of Real Estate Assets
During the year ended December 31, 2024, we recognized aggregate impairment charges of $42.2 million, of which $18.8 million related to properties held for sale, $9.4 million related to properties held for investment, and $14.0 million related to properties that were sold.
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
The following table summarizes our dispositions for the year ended December 31, 2024 (dollars in thousands):

Year Ended December 31,
2024
Number of facilities	17
Net sales proceeds	$17,715
Net carrying value	19,923
Net loss on sale	$(2,208)
The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2023	$15,011	14
Additions to assets held for sale	104,447	15
Assets sold	(19,923)	(17)
Impairment of real estate held for sale	(37,266)	—
Assets reclassified to held for investment	(5,008)	(2)
December 31, 2024	$57,261	10
Subsequent to December 31, 2024, we sold or disposed of three SNFs, one SNF Campus and one ALF, for which we expect to record an estimated gain on sale of real estate of $3.9 million.

Results of Operations

Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants in the healthcare sector.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2024	2023
	(dollars in thousands)
Revenues:
Rental income	$228,261	$198,599	$29,662	15%
Interest income from financing receivable	1,009	—	1,009	100%
Interest income from other real estate related investments and other income	67,016	19,171	47,845	250%
Expenses:
Depreciation and amortization	56,831	51,199	5,632	11%
Interest expense	30,310	40,883	(10,573)	(26)%
Property taxes	7,838	6,170	1,668	27%
Impairment of real estate investments	42,225	36,301	5,924	16%
Transaction costs	1,326	—	1,326	100%
Provision for loan losses, net	4,900	—	4,900	100%
Property operating expenses	5,714	3,423	2,291	67%
General and administrative	28,923	21,805	7,118	33%
Other income (loss):
Loss on extinguishment of debt	(657)	—	(657)	100%
(Loss) gain on sale of real estate, net	(2,208)	2,218	(4,426)	(200)%
Unrealized gain (loss) on other real estate related investments, net	9,045	(6,485)	15,530	(239)%
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests	(681)	(13)	(668)	*
•Not meaningful
Rental income. Rental income increased by $29.7 million as detailed below:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Contractual cash rent	$218,750	$192,746	$26,004
Tenant reimbursements	6,676	5,498	1,178
Total contractual rent	225,426	198,244	27,182
Straight-line rent	(28)	(29)	1
Amortization of lease incentives	(22)	—	(22)
Amortization of below market leases	2,885	384	2,501
Total rental income	$228,261	$198,599	$29,662

Total contractual rent includes initial contractual cash rent and tenant reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by us. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $27.2 million due to an increase of $25.9 million in contractual cash rent from real estate investments made after

January 1, 2023, an increase of $5.1 million from increases in rental rates for our existing tenants, a $1.2 million increase in tenant reimbursements, and an increase of $0.4 million related to transfers of facilities between operators, partially offset by a $4.6 million decrease in rental income related to certain tenants on a cash basis method of accounting and a $0.8 million decrease related to the disposal of real estate.
Interest income from financing receivable. During the year ended December 31, 2024, we recorded $1.0 million of interest income related to an investment classified as a financing receivable in December 2024.
Interest income from other real estate related investments and other income. The $47.8 million, or 250%, increase in interest and other income is primarily due to an increase of $33.2 million related to the origination of loans receivable subsequent to January 1, 2023, an increase of $16.2 million in interest income on money market funds, an increase of $0.4 million due to originations of other loans, and an increase of $0.2 million related to a loan origination fee received during the year ended December 31, 2024, partially offset by a decrease of $1.5 million related to repayments of loans receivable and a decrease of $0.7 million related to prepayment penalties on one mezzanine loan receivable and one mortgage loan receivable during the year ended December 31, 2023. See above under “Recent Developments” for additional information on the origination of loans receivable.
Depreciation and amortization. Depreciation and amortization expense increased $5.6 million, or 11%, for the year ended December 31, 2024 from $56.8 million compared to $51.2 million for the year ended December 31, 2023. The $5.6 million increase in depreciation and amortization was primarily due to an increase of $9.8 million related to new real estate investments and capital improvements made after January 1, 2023, partially offset by a decrease in depreciation of $2.8 million due to assets becoming fully depreciated after January 1, 2023, and a $1.4 million decrease from assets sold and classified as held for sale.
Interest expense. Interest expense decreased by $10.6 million as detailed below:

Change in interest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023
(in thousands)
Decreases to interest expense due to:
Decrease in outstanding borrowing amount for the Prior Revolving Facility	$(8,517)
Decrease due to prepayment of Term Loan	(4,007)
Total decrease to interest expense	(12,524)
Increases to interest expense due to:
Issuance of secured borrowing	931
Increase in interest rates for the Term Loan	650
Other changes in interest expense	370
Total increases to interest expense	1,951
Total change in interest expense	$(10,573)
Property taxes. Property taxes increased $1.7 million, or 27%, for the year ended December 31, 2024 compared to December 31, 2023. The increase was primarily due to a $2.8 million increase in property taxes due to new real estate investments made after January 1, 2023, partially offset by a decrease of $1.1 million related to properties sold after January 1, 2023.
Impairment of real estate investments. During the year ended December 31, 2024, we recognized aggregate impairment charges of $42.2 million, of which $18.8 million related to properties held for sale, $9.4 million related to properties held for investment, and $14.0 million related to properties that were sold. During the year ended December 31, 2023, we recognized aggregate impairment charges of $36.3 million, of which $26.8 million related to properties held for sale, $8.0 million related to properties held for investment, and $1.5 million related to properties that were sold.
Transaction costs. During the year ended December 31, 2024, we recognized $1.3 million of transaction costs related to the investment in a financing receivable for which we elected the fair value option. No such transaction costs were recorded during the year ended December 31, 2023.

Provision for loan losses, net. During the year ended December 31, 2024, we recorded a $4.9 million expected credit loss related to one other loan receivable with a principal balance of $4.9 million that has been placed on non-accrual status. No provision for loan losses was recognized during the year ended December 31, 2023.
Property operating expenses. During the years ended December 31, 2024 and 2023, we recognized $5.7 million and $3.4 million, respectively, of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.
General and administrative expense. General and administrative expense increased by $7.1 million as detailed below:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	Increase/(Decrease)
Incentive compensation	$9,699	$5,350	$4,349
Cash compensation	6,474	5,636	838
Share-based compensation	6,130	5,153	977
Other administrative expense	1,400	1,041	359
Professional services	2,785	2,399	386
Taxes and insurance	1,019	908	111
Other expenses	1,416	1,318	98
Total change in general and administrative expense	$28,923	$21,805	$7,118
Loss on extinguishment of debt. During the year ended December 31, 2024, we recorded a $0.7 million loss on extinguishment of debt related to the exit fee associated with the call of the secured borrowing and the write-off of deferred financing costs associated with the prepayment of the Term Loan (as defined below). No loss on extinguishment of debt was recognized during the year ended December 31, 2023.
(Loss) gain on sale of real estate, net. During the year ended December 31, 2024, we recorded a $2.3 million loss on the sale of real estate related to the sale of 12 SNFs, partially offset by a $0.1 million gain on the sale of real estate related to the sale of four ALFs and one SNF. During the year ended December 31, 2023, we recorded a $2.3 million gain on sale of real estate related to the sale of two ALFs and one SNF, partially offset by a $0.1 million loss on sale of real estate related to the sale of two ALFs.
Unrealized gain (loss) on other real estate related investments, net. During the year ended December 31, 2024, we recorded an unrealized gain of $17.8 million due to a decrease in interest rates during the second half of 2024, partially offset by an unrealized loss of $8.8 million due to an increase in interest rates during the first half of 2024. During the year ended December 31, 2023, we recorded an unrealized loss of $8.1 million due to rising interest rates and a $0.3 million loss due to a loan origination fee paid, partially offset by unrealized gains of $0.7 million due to a decrease in projected forward interest rates and a reversal of a previously recognized unrealized loss of $1.2 million related to the repayment of one mezzanine loan receivable and the partial repayment of one mortgage loan receivable.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For discussion related to the results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2023 Annual Report on Form 10-K, which was filed with the SEC on February 8, 2024.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and other investments (including mortgage and mezzanine loan originations), capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and seniors housing properties as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Third Amended Revolving Facility (as defined below), future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We believe that our expected operating cash flow from rent collections and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the Third Amended Revolving Facility, and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in February 2026 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On January 21, 2025, we entered into the New ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more ATM forward contracts with sales agents for the sale of shares of our common stock under the ATM Program. See “At-The-Market Offering of Common Stock” for information regarding activity under the ATM Program.
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
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$244,251	$154,767
Net cash used in investing activities	(1,513,683)	(267,815)
Net cash provided by financing activities	1,188,806	394,318
Net (decrease) increase in cash and cash equivalents	(80,626)	281,270
Cash and cash equivalents as of the beginning of period	294,448	13,178
Cash and cash equivalents as of the end of period	$213,822	$294,448
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net cash provided by operating activities for the year ended December 31, 2024 was $244.3 million compared to $154.8 million for the year ended December 31, 2023, an increase of $89.5 million. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, including as a result of new investments, and interest payments received on our other real estate related investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $89.5 million in cash provided by operating activities for the year ended December 31, 2024 is primarily due to an increase in interest income received on our other real estate related investments, rental income received, and a decrease in cash paid for interest expense, partially offset by an increase in cash paid for operating expenses related to assets we plan to sell, have sold, or repurpose and an increase in cash paid for general and administrative expense.
Cash used in investing activities for the year ended December 31, 2024 was primarily comprised of $1,472.1 million in acquisitions of real estate, investments in real estate related investments and other loans receivable, and investments in financing receivable, $8.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, and $52.0 million in preferred equity investments, partially offset by $13.9 million in net proceeds from real estate sales and $4.5 million of payments received on real estate related investments and other loans receivable. Cash used in investing activities for the year ended December 31, 2023 was primarily comprised of $297.9 million in acquisitions of real estate and investments in real estate related investments and other loans receivable and $11.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, and $1.8 million in preferred equity investments, partially offset by $26.5 million of payments received on real estate related investments and other loans receivable and $16.3 million in net proceeds from real estate sales.
Our cash flows provided by financing activities for the year ended December 31, 2024 were primarily comprised of $1,552.9 million of net proceeds from the issuance of common stock, $75.0 million in proceeds from a secured borrowing and $19.8 million in contributions from noncontrolling interests net of distributions, partially offset by a $200.0 million prepayment of the Term Loan, $172.2 million in dividends paid, a $75.0 million payment on the secured borrowing, a $9.2 million payment on extinguishment of debt and deferred financing costs, and a $2.5 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the year ended December 31, 2023 were primarily comprised of $634.4 million of net proceeds from the issuance of common stock under the ATM Program and $1.9 million in net contributions from noncontrolling interests, partially offset by $125.0 million in net payments under our Revolving Credit Facility (as defined below), $115.5 million in dividends paid and a $1.5 million net settlement adjustment on restricted stock.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For discussion related to the cash flows for fiscal 2023 compared to fiscal 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2023 Annual Report on Form 10-K, which was filed with the SEC on February 8, 2024.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Amended Credit Facility (as defined below). As of December 31, 2024, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, we, together with certain of our subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender the “Second Amended Credit Agreement”). The Operating Partnership is the borrower under the Second Amended Credit Agreement, and the obligations thereunder are guaranteed, jointly and severally, on an unsecured basis, by us and substantially all of our subsidiaries. The Second Amended Credit Agreement, which amends and restates our amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provides for: (i) an unsecured revolving credit facility (the “Prior Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Prior Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.

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
On December 18, 2024, we, together with certain of our subsidiaries, entered into a third amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (as amended from time to time, the “Third Amended Credit Agreement”). The Third Amended Credit Agreement, which amends and restates our Second Amended Credit Agreement provides for an unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments. Future borrowings under the Third Amended Revolving Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
The Third Amended Credit Agreement also provides that, subject to customary conditions, including obtaining lender commitments and pro forma compliance with financial maintenance covenants under the Third Amended Credit Agreement, the Operating Partnership may seek to increase the aggregate principal amount of the revolving commitments and/or establish one or more new tranches of term loans under the Third Amended Credit Facility in an aggregate amount not to exceed $800.0 million.
As of December 31, 2024, we had no borrowings outstanding under the Third Amended Revolving Facility. The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at our sole discretion, two, six-month extension options. Prior to the prepayment, the Term Loan had a maturity date of February 8, 2026.
The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Third Amended Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and our consolidated subsidiaries (unless we obtain certain specified investment grade ratings on our senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt).
As of December 31, 2024, we were in compliance with all applicable financial covenants under the Third Amended Credit Agreement. See Note 7, Debt, to our consolidated financial statements included in this report for further information about the Third Amended Credit Agreement.
Capital Expenditures
As of December 31, 2024, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased facilities totaling $6.6 million, of which $5.7 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. As of December 31, 2024, we entered into a purchase and sale agreement which provided for an earn-out obligation of up to $10.0 million for one SNF in Virginia which was acquired during 2024. The earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026. See Note 13, Commitments and Contingencies, to our consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status, and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity and Redeemable Noncontrolling Interest, to our consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for 2024, 2023 and 2022.
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
Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. Given the impacts of current macroeconomic events, the projected cash flows that we use to assess fair value for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our estimate of cash flow projections, we may need to impair our real estate assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2024.
Revenue Recognition. We recognize lease revenue in accordance with ASC 842, Leases. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further detail. Our assessment of collectibility of tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment involves significant judgment by management and considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Management’s judgement can impact the timing of write-offs and recovery adjustments. We did not materially change the assumptions used in the analysis during the year ended December 31, 2024.
Fair Value of Other Real Estate Related Investments. We have elected the fair value option for our mortgage loans receivable, mezzanine loans receivable and financing receivable for which such election is permitted, as provided for under ASC 825, Financial Instruments (“ASC 825”). For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. In cases where market-observable data is not available, the data used for the measurement must reflect assumptions that market participants would use in pricing the asset or liability (including adjustments that market participants demand for the risk associated with the unobservable data or the model used to determine fair value). We have concluded to use a present value technique, a discounted cash flow model, to determine fair value.
The determination of estimated fair value of our mortgage loans, mezzanine loans and financing receivable requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions, such as changes in the risk-free or benchmark rate and changes attributable to instrument-specific credit risk (e.g., changes in credit spread associated with the instrument). Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed benchmark rates and credit spreads, may significantly impact the estimated fair value of our investments.
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
Our Third Amended Credit Agreement provides for: (i) an unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments.
The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). As of December 31, 2024, we had no borrowings outstanding under the Third Amended Revolving Facility.
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
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors - Risks Related to Our Status as a REIT - Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” As of December 31, 2024, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareTrust REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.
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
February 12, 2025

ITEM 9B.    Other Information
Insider Trading Arrangements
None.

ITEM  9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM  10.    Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
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
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM  14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

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

10.4	Amended and Restated Partnership Agreement of CTR Partnership, L.P. (incorporated by reference to Exhibit 3.4 to CareTrust REIT, Inc.’s Registration Statement on Form S-4, filed on August 28, 2014).

+10.5
Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

+10.6	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.14 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.8	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.9	Form of TSR Award Agreement (incorporated by reference to Exhibit 10.10 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 9, 2023)

+10.10	Form of Performance-Based Restricted Stock Award Grant Notice (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 9, 2023)

+10.11	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc’s Current Report on Form 8-K filed on February 11, 2019).

+10.12	Form of Amendment to Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to CareTrust REIT, Inc.'s Quarterly Report on Form 10-Q, filed on May 10, 2023)

+10.13
Third Amended and Restated Credit and Guaranty Agreement, dated as of December 18, 2024, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to CareTrust REIT. Inc.’s Current Report on Form 8-K, filed on December 19, 2024).

*10.14	Asset Purchase Agreement, dated October 21, 2024.

*19.1	CareTrust REIT, Inc. Policy on Insider Trading

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Regarding the Recoupment of Certain Compensation Payments (incorporated by reference to Exhibit 97.1 to CareTrust REIT Inc.’s Annual Report on Form 10-K, filed on February 8, 2024).

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: February 12, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. SEDGWICK	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2025
David M. Sedgwick
/s/ WILLIAM M. WAGNER	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2025
William M. Wagner
/s/ LAUREN BEALE	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
Lauren Beale
/s/ DIANA LAING	Director	February 12, 2025
Diana Laing
/s/ ANNE OLSON	Director	February 12, 2025
Anne Olson
/s/ SPENCER PLUMB	Director	February 12, 2025
Spencer Plumb
/s/ CAREINA WILLIAMS	Director	February 12, 2025
Careina Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and redeemable noncontrolling interest, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As of December 31, 2024, the Company had real estate investments held for sale of $57.3 million. For the year ended December 31, 2024, the Company recognized impairment charges of $37.3 million related to real estate investments held for sale.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant inputs to the fair value of real estate investments held for sale included the following, among others:
•We tested the effectiveness of controls over management’s determination of fair value for real estate investments held for sale.
•We assessed the reasonableness of the valuation methodology used and the concluded real estate investment fair value by obtaining sales comparison data.
•We used the assistance of our fair value specialists in obtaining relevant market data, where necessary.
•We considered the properties disposed in the period and subsequent period to evaluate if the retrospective review provides any indication of error or bias in the fair value estimates.
•We read and considered terms of executed arrangements and evidence regarding terms for arrangements in the process of negotiation at or near the valuation date.
•We held discussions with management to understand individual real estate investment specific factors that impacted the Company’s fair value determination.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 12, 2025

We have served as the Company's auditor since 2019.

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets:
Real estate investments, net	$2,226,740	$1,567,119
Financing receivable, at fair value (including accrued interest of $281 as of December 31, 2024)	96,004	—
Other real estate related investments (including accrued interest of $4,725 and $1,727 as of December 31, 2024 and 2023, respectively)	795,203	180,368
Assets held for sale, net	57,261	15,011
Cash and cash equivalents	213,822	294,448
Accounts and other receivables	1,174	395
Prepaid expenses and other assets, net	35,608	23,337
Deferred financing costs, net	11,204	4,160
Total assets	$3,437,016	$2,084,838
Liabilities and Equity:
Senior unsecured notes payable, net	$396,927	$396,039
Senior unsecured term loan, net	—	199,559
Accounts payable, accrued liabilities and deferred rent liabilities	56,318	33,992
Dividends payable	54,388	36,531
Total liabilities	507,633	666,121
Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	18,243	—

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 186,993,010 and 129,992,796 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,870	1,300
Additional paid-in capital	3,439,117	1,883,147
Cumulative distributions in excess of earnings	(532,570)	(467,628)
Total stockholders' equity	2,908,417	1,416,819
Noncontrolling interests	2,723	1,898
Total equity	2,911,140	1,418,717
Total liabilities and equity	$3,437,016	$2,084,838

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$228,261	$198,599	$187,506
Interest income from financing receivable	1,009	—	—
Interest income from other real estate related investments and other income	67,016	19,171	8,626
Total revenues	296,286	217,770	196,132
Expenses:
Depreciation and amortization	56,831	51,199	50,316
Interest expense	30,310	40,883	30,008
Property taxes	7,838	6,170	4,333
Impairment of real estate investments	42,225	36,301	79,062
Transaction costs	1,326	—	—
Provision for loan losses, net	4,900	—	3,844
Property operating expenses	5,714	3,423	5,039
General and administrative	28,923	21,805	20,165
Total expenses	178,067	159,781	192,767
Other income (loss):
Loss on extinguishment of debt	(657)	—	—
(Loss) gain on sale of real estate, net	(2,208)	2,218	(3,769)
Unrealized gain (loss) on other real estate related investments, net	9,045	(6,485)	(7,102)
Total other income (loss)	6,180	(4,267)	(10,871)
Net income (loss)	124,399	53,722	(7,506)
Net loss attributable to noncontrolling interests	(681)	(13)	—
Net income (loss) attributable to CareTrust REIT, Inc.	$125,080	$53,735	$(7,506)
Earnings (loss) per common share attributable to CareTrust REIT, Inc:
Basic	$0.81	$0.50	$(0.08)
Diluted	$0.80	$0.50	$(0.08)
Weighted-average number of common shares:
Basic	154,795	105,956	96,703
Diluted	155,167	106,152	96,703

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance as of December 31, 2021	96,296,673	$963	$1,196,839	$(282,045)	$915,757	$—	$915,757	$—
Issuance of common stock, net	2,405,000	24	47,212	—	47,236	—	47,236	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	308,439	3	(4,472)	—	(4,469)	—	(4,469)	—
Amortization of stock-based compensation	—	—	5,758	—	5,758	—	5,758	—
Common dividends ($1.10 per share)	—	—	—	(107,403)	(107,403)	—	(107,403)	—
Net loss	—	—	—	(7,506)	(7,506)	—	(7,506)	—
Balance as of December 31, 2022	99,010,112	990	1,245,337	(396,954)	849,373	—	849,373	—
Issuance of common stock, net	30,868,714	309	634,137	—	634,446	—	634,446	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	113,970	1	(1,480)	—	(1,479)	—	(1,479)	—
Amortization of stock-based compensation	—	—	5,153	—	5,153	—	5,153	—
Common dividends ($1.12 per share)	—	—	—	(124,409)	(124,409)	—	(124,409)	—
Distributions to noncontrolling interests	—	—	—	—	—	(41)	(41)	—
Contributions from noncontrolling interests	—	—	—	—	—	1,952	1,952	—
Net income (loss)	—	—	—	53,735	53,735	(13)	53,722	—
Balance as of December 31, 2023	129,992,796	1,300	1,883,147	(467,628)	1,416,819	1,898	1,418,717	—
Issuance of common stock, net	56,855,925	569	1,552,325	—	1,552,894	—	1,552,894	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	144,289	1	(2,485)	—	(2,484)	—	(2,484)	—
Amortization of stock-based compensation	—	—	6,130	—	6,130	—	6,130	—
Common dividends ($1.16 per share)	—	—	—	(190,022)	(190,022)	—	(190,022)	—
Distributions to noncontrolling interests	—	—	—	—	—	(69)	(69)	—
Contributions from noncontrolling interests	—	—	—	—	—	1,429	1,429	18,389
Net income (loss)	—	—	—	125,080	125,080	(535)	124,545	(146)
Balance as of December 31, 2024	186,993,010	$1,870	$3,439,117	$(532,570)	$2,908,417	$2,723	$2,911,140	$18,243

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$124,399	$53,722	$(7,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	56,932	51,257	50,378
Amortization of deferred financing costs	2,816	2,436	2,095
Loss on extinguishment of debt	282	—	—
Unrealized (gain) loss on other real estate related investments, net	(9,045)	6,485	7,102
Amortization of stock-based compensation	6,130	5,153	5,758
Straight-line rental income	28	29	(17)
Amortization of lease incentives	22	—	—
Amortization of below market leases	(2,885)	(384)	—
Adjustment for collectibility of rental income	—	—	1,417
Noncash interest income	(3,279)	(407)	(1,165)
Loss (gain) on sale of real estate, net	2,208	(2,218)	3,769
Impairment of real estate investments	42,225	36,301	79,062
Provision for loan losses, net	4,900	—	3,844
Change in operating assets and liabilities:
Accounts and other receivables	(808)	(9)	604
Prepaid expenses and other assets, net	(3,719)	(21)	123
Accounts payable, accrued liabilities and deferred rent liabilities	24,045	2,423	(1,049)
Net cash provided by operating activities	244,251	154,767	144,415
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(812,002)	(233,776)	(21,915)
Purchases of equipment, furniture and fixtures and improvements to real estate	(8,054)	(10,976)	(7,292)
Preferred equity investments	(52,000)	(1,782)	—
Investment in real estate related investments and other loans receivable	(559,188)	(60,319)	(149,650)
Investment in financing receivable	(95,723)	—	—
Principal payments received on real estate related investments and other loans receivable	4,512	26,525	6,308
Escrow deposits for potential acquisitions of real estate	(5,167)	(3,800)	—
Net proceeds from sales of real estate	13,939	16,313	45,149
Net cash used in investing activities	(1,513,683)	(267,815)	(127,400)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,552,894	634,446	47,236
Proceeds from the secured borrowing	75,000	—	—
Borrowings under unsecured revolving credit facility	—	185,000	160,000
Payments on senior unsecured term loan	(200,000)	—	—
Payment on secured borrowing	(75,000)	—	—
Payments on unsecured revolving credit facility	—	(310,000)	(115,000)
Payments on extinguishment of debt and deferred financing costs	(9,188)	(68)	(5,361)
Net-settle adjustment on restricted stock	(2,484)	(1,479)	(4,469)
Dividends paid on common stock	(172,165)	(115,492)	(106,138)
Contributions from noncontrolling interests	19,818	1,952	—
Distributions to noncontrolling interests	(69)	(41)	—
Net cash provided by (used in) financing activities	1,188,806	394,318	(23,732)
Net (decrease) increase in cash and cash equivalents	(80,626)	281,270	(6,717)
Cash and cash equivalents as of the beginning of period	294,448	13,178	19,895
Cash and cash equivalents as of the end of period	$213,822	$294,448	$13,178
Supplemental disclosures of cash flow information:
Interest paid	$27,933	$40,028	$25,912
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$17,857	$8,982	$1,265
Right-of-use asset obtained in exchange for new operating lease obligation	$1,748	$369	$—
Transfer of pre-acquisition costs to acquired assets	$58	$—	$7
Sale of real estate settled with note receivable	$1,000	$2,000	$12,000
Liabilities assumed by buyer in connection with sale of real estate	$2,776	$—	$—

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of December 31, 2024, the Company owned, directly or in consolidated joint ventures, and leased to independent operators, 258 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 28,088 operational beds and units located in 32 states with the highest concentration of properties by rental income located in California and Texas. As of December 31, 2024, the Company also had other real estate related investments consisting of three preferred equity investments, 15 real estate secured loans receivable, and five mezzanine loans receivable with a carrying value of $795.2 million and one financing receivable with a carrying value of $96.0 million.
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
For any investment in a joint venture that is not considered to be a VIE, the Company would evaluate the type of ownership rights held by limited partner(s) that may preclude consolidation by the majority interest holder. The assessment of limited partners’ rights and their impact on the control of a joint venture should be made at inception of the joint venture and continually reassessed. See Note 12, Variable Interest Entities, for additional information.

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
Redeemable Noncontrolling Interest —One of the Company’s noncontrolling interest holders has the ability to put its equity interests to the Company during specified option exercise periods, subject to certain conditions. The put option is payable in cash and subject to changes in redemption value. Accordingly, the Company records the redeemable noncontrolling interest outside of permanent equity. The redeemable noncontrolling interest was initially measured at fair value on the date of issuance and is adjusted for additional contributions and distributions and the proportionate share of the net earnings or losses. When the redemption of the noncontrolling interest becomes probable, the Company will record the redeemable noncontrolling interest at the greater of its carrying amount or redemption value at the end of each reporting period by making an election either to accrete changes in the redemption value of the redeemable noncontrolling interest over the period from the date it is probable of exercise to the earliest redemption date or to recognize the entire adjustment on the date redemption becomes probable. Redeemable noncontrolling interest adjustments of carrying value to redemption value are reflected in additional paid-in-capital on the Company’s consolidated balance sheets. The adjustment of carrying value to the redemption value that reflects a redemption in excess of fair value is included as an adjustment to net income available to the Company’s stockholders in the calculation of earnings per share.
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
As part of the Company’s acquisitions and/or amendments, the Company may commit to provide incentive payments to its lessees. During the year ended December 31, 2024, the Company funded $2.9 million in lease incentives. Lease incentives are amortized over the initial term of the respective lease as an adjustment to rental revenue. Lease incentives are included in prepaid expenses and other assets, net on the Company’s consolidated balance sheets.
The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs and recoveries are recorded as decreases or increases through rental income on the Company’s consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company did not record any recovery adjustments or write-off adjustments to rental income. For the year ended December 31, 2022, the Company did not record any recovery adjustments and wrote-off $1.4 million of rental income. See Note 3, Real Estate Investments, Net for further detail.
Interest Income—Interest income is recognized as earned over the term of the related other real estate related investment under the effective interest method, or on a straight-line basis if not materially different from the effective interest method. Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When concerns exist as to the ultimate collection of principal or interest due under a loan, the loan is placed on non-accrual status, and the Company will not recognize interest income until the cash is received, or the loan returns to accrual status. If the Company determines that the collection of interest according to the contractual terms of the loan is probable, the Company will resume the accrual of interest.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company recognizes acquired “above or below market” leases at their fair value (for asset acquisitions) using discount rates which reflect the risks associated with the leases acquired. The fair value is based on the present value of the difference between (i) the contractual amounts due pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, generally measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with renewal options that are reasonably certain to be exercised for below market leases. Other intangible assets acquired include amounts for in-place lease values that are based on an evaluation of the specific characteristics of each property and the acquired tenant lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal, and other related costs. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

	December 31, 2024	December 31, 2023
Gross intangible lease liability	$9,858	$7,289
Accumulated amortization	(3,269)	(384)
Intangible liabilities, net	$6,589	$6,905

Weighted average remaining amortization period in years	1.8	3
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges of $42.2 million, $36.3 million and $79.1 million, respectively. See Note 4, Impairment of Real Estate Investments, Assets Held For Sale, Net and Asset Sales, for additional information.
Financing Receivable—The Company may from time to time enter into a contract to acquire an asset and lease it back to the seller in a sale and leaseback transaction. In accordance with ASC 842, Leases, the Company is required to determine whether the transaction qualifies as a sale with control of the asset being transferred to the Company. A failed sale and leaseback transaction is accounted for as a financing receivable in accordance with ASC 310, Receivables. If control of the asset subsequently is deemed to have transferred to the Company, the financing receivable would be reclassified as real estate investments. No gain or loss would be recognized, and the related assets and liabilities would be recorded at their relative fair values on the date control is transferred. One of the Company’s investments is accounted for as a financing receivable within the Company’s consolidated balance sheets, since control of the underlying assets did not transfer to the Company due to the existence of options for the seller-lessee to repurchase the real estate assets, which generally preclude accounting for the transfer of real estate assets as a sale. The Company elected the fair value option for the financing receivable, and thereby, acquisition costs incurred in connection with entering into the financing receivable were expensed and recorded in transaction costs in the consolidated statements of operations. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the consolidated statements of operations. Fair value was estimated using an internal valuation model that considered expected future cash flows of the investment, market interest rates, and the underlying collateral value. Interest income from financing receivable on the Company’s consolidated statements of operations is recognized under the effective interest method.
Other Real Estate Related Investments—Included in other real estate related investments on the Company’s consolidated balance sheets at December 31, 2024, are three preferred equity investments, 15 real estate secured loans receivable and five mezzanine loans receivable. The Company elected the fair value option for all secured and mezzanine loans receivable. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the consolidated statements of operations. Fair value was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. The Company elected the practical expedient not to record the preferred equity investments at fair value as the fair value is not readily determinable. The preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a monthly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs and other loans receivable. During the year ended December 31, 2024, the Company determined that the remaining contractual obligations under one other loan receivable was not collectible and recorded a 4.9 million expected credit loss. During the year ended December 31, 2022, the Company determined that the remaining contractual obligations under two other loans receivable were not collectible and recorded a $4.6 million expected credit loss, net of a loan loss recovery of

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$0.8 million related to a loan previously written-off. The Company did not record an expected credit loss or recovery during the year ended December 31, 2023. Expected credit losses and recoveries are recorded in provision for loan losses, net in the consolidated statements of operations.
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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the consolidated balance sheets. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s consolidated balance sheets. Amortization of deferred financing costs is classified as interest expense in the consolidated statements of operations. Accumulated amortization of deferred financing costs was $3.3 million and $4.8 million at December 31, 2024 and 2023, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within other income (loss) in the Company’s consolidated statements of operations. During the year ended December 31, 2024, the Company recorded a loss on extinguishment of debt of $0.7 million. See Note 7, Debt, for further detail.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to apply a fair value-based measurement

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
method in accounting for share-based payment transactions with directors, officers and employees. The Company measures and recognizes compensation expense for all share-based payment awards made to directors, officers and employees based on the grant date fair value, amortized over the requisite service period of the award. Compensation expense for awards with performance-based vesting conditions is recognized based upon the probability that the performance target will be met. Compensation expense for awards with market-based vesting conditions is recognized based upon the estimated number of awards to be earned and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur. Net income (loss) reflects stock-based compensation expense of $6.1 million, $5.2 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of contractual obligations of operators and borrowers under its lease and lending agreements. See Note 14, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The Company is subject to disclosures about segments of an enterprise and related information in accordance with ASC 280, Segment Reporting. The Company has one reportable segment consisting of investments in healthcare-related real estate assets. See Note 11, Segment Reporting, for additional information.
Earnings Per Share—The Company calculates earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. See Note 10, Earnings (Loss) Per Common Share, for additional information.
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
Recent Accounting Pronouncements
Adopted—On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and the inclusion of a segment reporting footnote. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 11, Segment Reporting, for further detail.
Not Yet Adopted—On November 4, 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosures of income statement expenses for public business entities. The ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating its adoption timeline and the impact on its disclosures.
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use at December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Land	$367,044	$279,276
Buildings and improvements	2,220,287	1,620,014
Integral equipment, furniture and fixtures	113,803	100,504
Identified intangible assets	4,388	5,283
Real estate investments	2,705,522	2,005,077
Accumulated depreciation and amortization	(478,782)	(437,958)
Real estate investments, net	$2,226,740	$1,567,119

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Master Leases
Ensign — As of December 31, 2024, 97 of the Company’s 258 facilities were leased to subsidiaries of The Ensign Group, Inc. (“Ensign”) on a triple-net basis under multiple long-term leases (each, an “Ensign Master Lease” and, collectively, the “Ensign Master Leases”) which commenced on June 1, 2014 and were subsequently modified. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any facility leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2024, annualized contractual rental income from the Ensign Master Leases was $68.2 million and is escalated annually, in June, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). See below under “Lease Amendments and Terminations” for further detail on Ensign lease amendments.
During the year ended December 31, 2020, the Company acquired four additional facilities leased to subsidiaries of Ensign on a triple-net basis under two separate master lease agreements, each of which contains a purchase option. As of December 31, 2024, annualized contractual rental income from the four additional Ensign facilities was $4.1 million and is escalated annually, in December, by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the four additional facilities are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). The obligations under the lease agreements for the four additional facilities are guaranteed by Ensign but do not contain cross-default provisions with the Ensign Master Leases. During December 2024, the Company received written notice that Ensign will exercise the purchase option and as such these four facilities have been classified as held for sale as of December 31, 2024. See Note 15, Subsequent Events, for additional information.
On December 31, 2024, the Company, through a consolidated joint venture, acquired six additional facilities leased to subsidiaries of Ensign on a triple-net basis under one separate master lease agreement, which commenced January 1, 2025 (the “Ensign TN Master Lease”). The annualized contractual rental income under the Ensign TN Master Lease is $7.1 million and is escalated annually, in January, by an amount equal to the product of (1) the prior year’s rent, and (2) the product of (x) 2 and (y) the annual CPI increase (not to exceed 2.5%).
Ensign provides a guaranty for eight properties leased to The Pennant Group, Inc. (“Pennant”) under the Pennant Master Lease (defined below), which represent $7.5 million of total annualized contractual rental income as of December 31, 2024.
PACS— As of December 31, 2024, 14 of the Company’s properties were leased to affiliates of PACS Group, Inc. (“PACS”) on a triple-net basis under one long-term lease (the “PACS Master Lease”), and have a total of 1,827 operational beds. One of the facilities is included in held for sale as of December 31, 2024. The PACS Master Lease commenced on October 26, 2017, and provides for an initial term of 15 years, with two five-year renewal options. During the year ended December 31, 2024, the Company, through a joint venture, acquired 11 facilities, which have a total of 1,186 operational beds, leased to subsidiaries of PACS commencing on December 1, 2024, under a new triple-net master lease agreement (the “PACS TN Master Lease”). The PACS TN Master Lease has an initial term of 15 years, with two five-year renewal options. As of December 31, 2024, annualized contractual rental income from the PACS Master Lease was $20.0 million (excluding the facility classified as held for sale), and annualized contractual rental income from all PACS leases was $37.9 million (excluding $0.3 million of rent abatement in the first year of the PACS TN Master Lease), representing 8% and 15% of total annualized contractual rental income, respectively. Rent is escalated annually in November under the PACS Master Lease by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3%, and (2) the prior year’s rent. Rent under the PACS TN Master Lease is escalated annually in December by an amount equal to the product of (1) the percentage change in the CPI and (2) the prior year’s rent (subject to a 2% floor and a 4% cap). The PACS TN Master Lease also provides rent abatement of $0.3 million in the first year. Subsequent to December 31, 2024, the PACS TN Master Lease was amended, see Note 15, Subsequent Events, for additional information.
PMG — As of December 31, 2024, 15 of the Company’s facilities were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”). The PMG Master Lease commenced on December 1, 2016, and provides an initial term of fifteen years, with two five-year renewal options. As of December 31, 2024, annualized contractual rental income from the PMG Master Lease was $31.9 million and is escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of PMG that are tenants under the PMG Master Lease are

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
Portfolio
As of December 31, 2024, 103 of the Company’s 258 facilities were leased to various other operators under triple-net leases. All of these leases contain annual escalators based on the percentage change in the CPI (but not less than zero), some of which are subject to a cap, or fixed rent escalators. As of December 31, 2024, one of the Company’s 258 facilities was non-operational and was disposed of subsequent to year end. As of December 31, 2024, 10 facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales, and Note 15, Subsequent Events, for additional information.
As of December 31, 2024, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements, assets held for sale and non-operational assets, was as follows (dollars in thousands):

Year	Amount
2025	$273,728
2026	281,304
2027	283,468
2028	281,736
2029	277,286
Thereafter	1,588,781
$2,986,303

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date(1)		Option Type(2)		Current Cash Rent(3)
SNF	1	March 2029	04/1/2022	(4)	A / B	(7)	$858
SNF	4	November 2034	12/1/2024	(4)	A	(11)	4,079
SNF / Campus	2	October 2032	11/1/2026	(5)	B		3,367	(9)
SNF / Campus	1	May 2034	6/1/2026	(8)	B		1,293	(10)
SNF / Campus	1	May 2034	6/1/2027	(8)	B		1,293	(10)
SNF	1	November 2034	12/1/2027	(4)	A		1,100
SNF	2	November 2039	12/1/2027	(6)	B		3,460	(12)
SNF	2	November 2039	12/1/2028	(6)	B		3,460	(12)
SNF	1	November 2039	12/1/2029	(6)	B		1,615	(13)
SNF	1	November 2039	12/1/2030	(6)	B		1,615	(13)
(1)The Company has not received notice of exercise for the option periods that are currently open, except as described in footnote (11) below.
(2)Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(3)Based on annualized cash revenue for contracts in place as of December 31, 2024.
(4)Option window is open until the expiration of the lease term.
(5)Option window is open for six months from the option period open date.
(6)Option window is open for one year from the option period open date.
(7)Purchase option reflects two option types.
(8)Purchase option window is open for nine months from the option period open date.
(9)Purchase option provides for the purchase of two of three facilities. The current cash rent shown is an average of the range of $3.2 million to $3.5 million.
(10)Purchase option provides for the purchase of one of five facilities. The current cash rent shown is an average of the range of $1.0 million to $1.6 million. If the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have a purchase option for all facilities then remaining in the master lease.
(11)The operator notified the Company of their intent to exercise the purchase option of the four SNFs in December 2024. The Company classified the four facilities as held for sale as of December 31, 2024 and subsequently sold the facilities in January 2025. See Note 15, Subsequent Events, for additional information.
(12)Purchase option provides for the purchase of two of six facilities. The current cash rent shown is an average of the range of $2.4 million to $4.6 million.
(13)Purchase option provides for the purchase of one of six facilities. The current cash rent shown is an average of the range of $0.9 million to $2.3 million.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Year Ended December 31,
Rental Income	2024	2023	2022
Contractual rent due(1)	$225,426	$198,244	$188,906
Straight-line rent	(28)	(29)	17
Amortization of lease incentives	(22)	—	—
Amortization of below-market lease intangible	2,885	384	—
Adjustment for collectibility(2)	—	—	(1,417)
Total	$228,261	$198,599	$187,506
(1)Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the years ended December 31, 2024, 2023 and 2022 were $6.7 million, $5.5 million, and $2.8 million, respectively.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
December 31, 2024
Skilled nursing(4)(6)	$712,471	$65,924	42	4,508
Multi-service campuses(4)	90,639	7,467	5	683
ALF / ILF(4)	12,749	1,022	2	102
Total	$815,859	$74,413	49	5,293
December 31, 2023
Skilled nursing(4) (5)	$169,181	$13,764	10	1,256
Multi-service campuses(5)	25,276	1,916	1	168
ALF / ILF	39,318	3,495	4	241
Total	$233,775	$19,175	15	1,665
December 31, 2022
Skilled nursing	$8,918	$815	1	135
Multi-service campuses	13,003	1,235	1	130
Total	$21,921	$2,050	2	265
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes facilities held in consolidated joint ventures. See Note 12, Variable Interest Entities, for additional information.
(5)One acquisition including three SNFs and one multi-service campus provides for annual fixed increases from $6.8 million in year one to $7.6 million in year two and $8.9 million in year three.
(6)Initial annual cash rent for 11 properties does not consider rent abatement of $0.3 million.

Lease Amendments and Terminations
Ridgeline Lease Termination and NC Jaybird Lease. Effective December 31, 2024, the Company terminated its master lease with affiliates of Ridgeline Properties, LLC (“Ridgeline”). The Company entered into a new master lease (the “NC Jaybird Lease”) with affiliates of Jaybird Senior Living, Inc. (“Jaybird”) with respect to two ALFs in North Carolina previously leased to Ridgeline. The NC Jaybird Lease commenced on January 1, 2025 with an initial term of approximately 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the NC Jaybird Lease, Jaybird will receive three months of abated rent, followed by 15 months of rent calculated as a percentage of the tenants’ gross revenue. Subsequently, the next twelve months will have a fixed annual cash rent amount of $0.8 million increasing annually based on CPI. Annual rent under the terminated master lease for the two ALFs in North Carolina was $0.8 million. Four facilities which were under the Ridgeline master lease are currently held for sale and two facilities are in the process of transferring operations.
Amended PACS Master Lease. On November 1, 2024, the Company acquired four skilled nursing facilities. The facilities were leased to affiliates of PACS. In conjunction with the acquisition of the four facilities, the Company amended the existing PACS Master Lease to include the four skilled nursing facilities. The PACS Master Lease had a remaining term at the date of amendment of approximately 8 years. Annual cash rent under the amended lease increased by approximately $5.0 million, with $1.1 million in deferred rent over the first twenty-four months to be repaid over twenty-four months, beginning in the third lease year.
Lease Termination and Amended Ensign Lease. Effective September 1, 2024, one SNF in Kansas was removed from a master lease with a skilled nursing operator and the Company terminated the master lease. Annual cash rent under the terminated master lease prior to lease termination was approximately $0.8 million. In connection with the lease termination, the Company amended and extended one existing triple-net master lease with subsidiaries of Ensign to include the one SNF. The amended lease has a remaining term of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable Ensign master lease, as amended, increased by approximately $0.6 million.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Termination and New Jaybird Lease. Effective August 1, 2024, two ALFs in Illinois were removed from a master lease with a seniors housing operator and the Company terminated the master lease. In connection with the lease termination, the Company entered into a new master lease (the “Jaybird Lease”) with Jaybird with respect to the two ALFs. The new Jaybird Lease commenced on August 1, 2024 with an initial term of approximately 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the Jaybird Lease, Jaybird will receive three months of abated rent, followed by 15 months of rent calculated as a percentage of the tenants’ gross revenue. Subsequently, the next twelve months will have a fixed annual cash rent amount of $1.8 million with annual CPI-based rent escalators. Annual rent under the terminated master lease was $1.8 million.
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
Noble NJ Lease Termination and New Ridgeline NJ Lease. On October 24, 2023, the Company entered into a new master lease (the “Ridgeline NJ Lease”) with affiliates of Ridgeline to lease two ALFs in New Jersey which were non-operational and under a short-term lease (the “Noble NJ Lease”) which was terminated in connection with the Ridgeline NJ Lease. The Ridgeline NJ Lease had an initial term at the date of the lease of approximately 10 years from the facility opening date, which was expected to occur in the second quarter of 2024 upon final regulatory approval and final licensing of both facilities, with two five-year renewal options and CPI-based escalators. Annual cash rent under the Ridgeline NJ Lease was approximately $1.0 million beginning on the first day of the second lease year.
Premier Termination and Amended Ridgeline Lease. Effective September 1, 2023, six ALFs in Michigan and North Carolina were removed from the master lease with affiliates of Premier Senior Living, LLC (“Premier”) and the Company terminated the Premier master lease. Annual cash rent under the Premier master lease prior to lease termination was approximately $2.7 million. In connection with the lease termination, the Company amended its existing triple-net master lease with affiliates of Ridgeline with respect to the six ALFs. The Ridgeline lease had a remaining term at the date of the lease amendment of approximately 15 years with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $2.7 million. The amended lease provided for $0.2 million in rent abatement and a $0.2 million rent deferral that was required to be repaid beginning in December 2024.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Amended Eduro Master Lease. On February 1, 2022, the Company acquired one SNF. In conjunction with the acquisition, the Company amended its existing triple-net master lease with affiliates of Eduro to include the one SNF and extended the initial lease term. The Eduro master lease, as amended, had a remaining term at the date of amendment of approximately 12 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the Eduro master lease, as amended, increased by approximately $0.8 million.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
During the year ended December 31, 2024, the Company recognized aggregate impairment charges of $42.2 million, of which $18.8 million related to properties held for sale, $9.4 million related to properties held for investment, and $14.0 million related to properties that were sold. During the year ended December 31, 2023, the Company recognized aggregate impairment charges of $36.3 million, of which $26.8 million related to properties held for sale, $8.0 million related to properties held for investment, and $1.5 million related to properties that were sold. During the year ended December 31, 2022, the Company recognized aggregate impairment charges of $79.1 million, of which $14.4 million related to properties held for sale, $19.7 million related to properties held for investment, and $45.0 million related to properties that were sold. These charges are reported in impairment of real estate investments in the consolidated statements of operations.
Impairment of Real Estate Investments Held for Sale
As of December 31, 2024, there were 10 facilities classified as held for sale, all of which have been recorded at the lesser of their carrying value or fair value less estimated costs to sell.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations on assets held for sale during the twelve months ended December 31, 2024, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $7,000 to $116,000, with a weighted average price per unit of $60,000. For the Company’s impairment calculations on assets held for sale during the twelve months ended December 31, 2023, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $8,000 to $85,000, with a weighted average price per unit of $20,000. For the Company’s impairment calculations on assets held for sale during the twelve months ended December 31, 2022, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $20,000 to $85,000, with a weighted average price per unit of $55,000.
Impairment of Real Estate Investments Held for Investment
During the quarter ended December 31, 2024, the Company recognized an impairment charge of $5.0 million related to one ALF with a carrying value of $5.0 million which was non-operational. In January 2025, the Company deeded the improvements back to the ground lessor for no consideration.
During the third quarter of 2024, the Company determined that two ALFs, with a carrying value of $5.0 million, that were classified as held for sale at June 30, 2024 no longer met the held for sale criteria. During the second quarter of 2024, the Company recognized $4.4 million of impairment charges in connection with the write down of the assets’ carrying values to their estimated fair value less costs to sell. The Company reclassified these ALFs out of assets held for sale at their fair value at the date of the decision not to sell of approximately $5.0 million, or a weighted average price per unit of $45,000. During the year ended December 31, 2024, the Company recognized approximately $4.4 million in impairment charges related to these two ALFs.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022(1)
Number of facilities	17	5	13
Net sales proceeds(2)	$17,715	$18,313	$57,149
Net carrying value	19,923	16,095	60,918
Net (loss) gain on sale	$(2,208)	$2,218	$(3,769)
(1)Net sales proceeds, net carrying value and net (loss) gain on sale also reflect a land parcel that was sold during the year ended December 31, 2022, which is not included in the number of facilities.
(2)Net sales proceeds includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024. Net sales proceeds includes $2.0 million of seller financing in connection with the sale of one ALF in June 2023. Net sales proceeds includes $12.0 million of seller financing in connection with the sale of six SNFs and one multi-service campus in September 2022.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s assets held for sale activity for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2022	$12,291	5
Additions to assets held for sale	47,114	14
Assets sold	(16,095)	(5)
Impairment of real estate held for sale	(28,299)	—
December 31, 2023	15,011	14
Additions to assets held for sale	104,447	15
Assets sold	(19,923)	(17)
Impairment of real estate held for sale	(37,266)	—
Assets reclassified to held for investment	(5,008)	(2)
December 31, 2024	$57,261	10

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS

As of December 31, 2024 and 2023, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

Other Real Estate Related Investments:
	Facility Count and Type							As of December 31, 2024
Loans Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of December 31, 2024	Fair Value as of December 31, 2024(1)	Fair Value as of December 31, 2023(1)	Weighted Average Contractual Interest Rate(2), (3)	Maturity Date
Mortgage secured loans receivable(4)	62	4	19	2	$658,400	$660,392	$156,769	8.8%	5/31/2025 - 9/30/2039
Mezzanine loans receivable(4)	40	4	2	—	82,287	80,612	21,799	12.8%	7/25/2027 - 12/31/2034
Total					$740,687	$741,004	$178,568
								As of December 31, 2024
					Principal Balance as of December 31, 2024	Book Value as of December 31, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate	Maturity Date
Preferred Equity					$53,782	$54,199	$1,801	11.1%	N/A
Total					$53,782	$54,199	$1,801
	Facility Count and Type							As of December 31, 2024
Financing Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of December 31, 2024	Fair Value as of December 31, 2024(5)	Fair Value as of December 31, 2023	Weighted Average Effective Interest Rate(6)	Maturity Date
Financing Receivable	39	—	5	2	$95,723	$96,004	$—	12.0%	11/30/2039
Total					$95,723	$96,004	$—
(1)Fair value of mortgage secured loans receivable includes $3.4 million and $1.5 million of accrued interest as of December 31, 2024 and 2023, respectively. Fair value of mezzanine loans receivable includes $0.9 million and $0.2 million of accrued interest as of December 31, 2024 and 2023, respectively.
(2)Rates are net of subservicing fee, if applicable.
(3)Three mortgage secured loans receivable and two mezzanine loans receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of December 31, 2024 was 4.34%.
(4)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable facility counts are included in both respective totals.
(5)Fair value of financing receivable includes $0.3 million of accrued interest for the year ended December 31, 2024.
(6)The Company leased these facilities back to the seller under a 15-year contract, with two five-year renewal options. The agreement provides for an initial contractual cash yield of 11.0% for the first three years, with annual CPI-based escalators beginning in year four, subject to a 3% cap. The agreement provides for deferred payments equal to 2.0% of the contractual cash yield in the first year and 0.5% of the contractual cash yield in the second year. At the time the seller-lessee exercises its purchase options, option proceeds will be used to repay any outstanding deferred payments as well as additional payments such that the Company receives a contractual cash yield of 12.5% on its gross investment in the applicable properties through the option exercise date. If any deferred amounts remain unpaid, beginning in year eight, the deferred amounts are to be repaid in 24 equal monthly payments. The Company has not received notice of exercise for the purchase option period currently open.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s other real estate related investments activity for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Origination of other real estate related investments	$607,203	$53,834	$147,150
Accrued interest, net	2,998	388	1,165
Unrealized gain (loss) on other real estate related investments, net	9,045	(6,485)	(7,102)
Payments of other real estate related investments	(4,412)	(25,537)	—
Net change in other real estate related investments	$614,834	$22,200	$141,213
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On August 1, 2024, the Company extended a $260.0 million mortgage loan to a skilled nursing real estate owner. The loan is secured by a first priority mortgage lien on a real estate portfolio of 37 SNFs, ALFs and multi-service campuses located in various states and bears interest at a fixed rate of 8.4%, payable monthly. The mortgage loan is set to mature on August 1, 2029 and has a 24-month lockout period on prepayment subject to certain exceptions. The mortgage loan may otherwise be prepaid in part or in whole after the 24-month lockout period with agreed upon exit fees, as applicable. The Company elected the fair value option for the mortgage loan.
On October 1, 2024, and in connection with a $55.5 million skilled nursing acquisition, the Company extended a $19.2 million mortgage loan to a skilled nursing operator. The loan is secured by a first priority ground leasehold mortgage lien on a SNF located in Maryland and bears interest at an initial annual rate of 9.35% with annual CPI-based escalators, payable monthly. The mortgage loan has a term of 15 years and is set to mature on September 30, 2039, with two five-year extension options. The mortgage loan provides for a put option, giving the borrower the right to require the lender to purchase the underlying ground leasehold and property associated with the mortgage loan. The exercise window for the put option is between 90 to 30 days prior to the maturity date. The mortgage loan also provides for a purchase option in favor of the Company (subject to certain requirements) with two exercise windows. The first exercise window is on or before October 1, 2026. The second purchase option window opens January 1, 2039, and remains open for 6 months. The Company elected the fair value option for the mortgage loan.
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
On December 20, 2024, the Company extended a $5.1 million mezzanine loan for one multi service campus located in Maryland secured by a pledge of membership interests in an up-tier holding company of the borrower group. The loan bears interest at a rate of 13%, with annual CPI-based escalators. The mezzanine loan is set to mature on December 31, 2034. The mezzanine loan may not be prepaid in whole or in part prior to maturity. The Company elected the fair value option for the mezzanine loan.
On December 27, 2024, the Company extended an $11.3 million mortgage loan to a skilled nursing real estate owner. The loan is secured by a first priority mortgage lien on one SNF located in Washington and bears interest at a fixed rate of 8.5%. The mortgage loan is set to mature on December 27, 2034. The mortgage provides a one-year extension option and may (subject to certain restrictions) be prepaid in whole, after 18 months, for an exit fee ranging from 0% to 2% of the loan plus unpaid interest payments. The Company elected the fair value option for the mortgage loan.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023 Other Real Estate Related Investment Transactions
On June 1, 2023, the Company closed on the sale of one ALF. In connection with the sale, the Company provided affiliates of the purchaser of the properties with a $2.0 million mortgage loan which bears interest at a rate of 9.0%. The mortgage loan is secured by the ALF and was set to mature on May 31, 2024. The maturity date was subsequently extended to May 31, 2025. The mortgage loan has a one-year extension option and may be prepaid in whole before the maturity date. The Company elected the fair value option for the mortgage loan.
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
2022 Other Real Estate Related Investment Transactions
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In August 2022, the Company extended a $22.3 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $22.3 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by five skilled nursing facilities, four of which are operated by an existing operator and one of which is operated by a large, regional skilled nursing operator. The “B” tranche secured term loan is set to mature on August 1, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 2% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by HUD, Federal Housing Administration, or a similar governmental authority. The "B" tranche secured term loan bears interest at a rate based on term secured overnight financing rate, calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.25% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.75% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.0% and less a subservicing fee of 50% over 8.25%. The “B” tranche secured term loan requires monthly interest payments. The Company elected the fair value option for the “B” tranche secured term loan. In December 2023, in accordance with the terms and conditions set forth in the loan agreement, the borrower elected to cause one of the skilled nursing facilities to be released from the loan, and in connection with the same, the borrower partially prepaid the loan in the amount of $10.5 million and in December 2024, the borrower elected to cause another skilled nursing facility to be released from the loan and partially prepaid the loan in the amount of $4.4 million.
In September 2022, the Company extended a $24.9 million term loan as part of a larger, multi-tranche real estate secured term loan facility to a skilled nursing real estate owner. The secured term loan was structured with an “A” and a “B” tranche (with the payments on the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders). The Company’s $24.9 million secured term loan constituted the entirety of the “B” tranche with its payments subordinated accordingly. The secured term loan is primarily secured by four skilled nursing facilities operated by an operator in the Southeast. The “B” tranche secured term loan is set to mature on September 8, 2025, with two one-year extension options and may (subject to certain restrictions) be prepaid in whole or in part before the maturity date for an exit fee ranging from 1% to 3% of the loan plus unpaid interest payments; provided, however, that no exit fee is payable in connection with portions of the loan being refinanced pursuant to a loan (or loans) provided by or insured by the United States Department of Housing and Urban Development, Federal Housing Administration, or a similar governmental authority. The “B” tranche secured term loan provides for an earn-out advance of $4.7 million if certain conditions are met. During the fourth quarter of 2024, the conditions for the earn-out were met and the $4.7 million was funded. The "B" tranche secured term loan bears interest at a rate based on term SOFR, calculated as a fraction, with the numerator being the difference between (i) the monthly payment of interest of term SOFR plus a 4.50% spread and (ii) the amount of such monthly payment of interest of term SOFR plus a 2.85% spread, and with the denominator being the average daily balance of the outstanding principal amount during the applicable month, with such fraction expressed as a percentage and annualized, with a term SOFR floor of 1.0% and less a subservicing fee of 100% over 9.00%. The “B” tranche secured term loan requires monthly interest payments. The Company elected the fair value option for the “B” tranche secured term loan.
Preferred Equity Investments
On June 3, 2024, the Company funded a $9.0 million preferred equity investment in an uptier parent entity of the borrower under the $165.0 million mortgage loan described above under “2024 Other Real Estate Related Investment Transactions.” The Company's initial contractual yield on its preferred equity investment is 11%. Prepayment of the preferred equity investment is restricted, subject to certain carveouts, prior to the senior mortgage loan being paid off in full.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 1, 2024, the Company funded a $43.0 million preferred equity investment in an uptier holding company of the borrowers under the $260.0 million mortgage loan described above under “2024 Other Real Estate Related Investment Transactions.” The Company's initial contractual yield on its preferred equity investment is 11%.
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
Financing Receivable
On December 5, 2024, the Company invested $95.7 million, exclusive of transaction costs, to acquire a portfolio of 46 properties in Illinois in a sale and leaseback transaction with affiliates of Cascade Capital Partners, LLC (“Cascade”). In connection with the transaction, the Company entered into a new triple-net master lease with Cascade and provided Cascade with options to repurchase the properties, structured over multiple tranches, with various option window start dates, beginning December 1, 2024, and open through the remainder of the 15-year term. As such, the Company determined that the sale and leaseback transaction met the accounting criteria to be presented as a financing receivable on its consolidated balance sheets and recorded interest income from financing receivable on its consolidated statements of operations. Interest income is based on an imputed interest rate over the term of the applicable financing arrangement and as a result the interest recognized in any particular period will not equal the cash payments from the agreement in that period. Cash received from the financing receivable was $0.7 million during the year ended December 31, 2024. The Company elected the fair value option for the financing receivable.
Other Loans Receivables
As of December 31, 2024 and 2023, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s consolidated balance sheets, consisted of the following (dollars in thousands):

				As of December 31, 2024
Investment	Principal Balance as of December 31, 2024	Book Value as of December 31, 2024	Book Value as of December 31, 2023	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$21,979	$22,010	$17,156	9.0%	9/30/2025 - 12/31/2027
Expected credit loss	—	(6,994)	(2,094)
Total	$21,979	$15,016	$15,062
The following table summarizes the Company’s other loans receivable activity for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Origination of loans receivable	$4,985	$8,486	$14,500
Principal payments	(100)	(988)	(6,307)
Accrued interest, net	(31)	58	(4)
Provision for loan losses, net	(4,900)	—	(3,844)
Net (decrease) increase in other loans receivable	$(46)	$7,556	$4,345

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected credit losses and recoveries are recorded in provision for loan losses, net in the consolidated statements of operations. During the year ended December 31, 2024, the Company recorded a 4.9 million expected credit loss related to one other loan receivable with a principal balance of 4.9 million that has been placed on non-accrual status. During the year ended December 31, 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired. During the year ended December 31, 2022, the Company recorded a $4.6 million expected credit loss related to two other loans receivable that have been placed on non-accrual status, including an unfunded loan commitment of $0.4 million, net of a loan loss recovery of $0.8 million related to a loan previously written-off. During the year ended December 31, 2022, the Company fully reserved and wrote-off $2.5 million, related to one other loan receivable, in connection with the sale of six SNFs and one multi-service campus.
The following table summarizes the interest and other income recognized from the other real estate related investments, other loans receivable, and other investments during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
Investment	2024	2023	2022
Mortgage secured loans receivable	$35,972	$13,329	$4,853
Mezzanine loans receivable	9,456	3,683	3,489
Preferred equity investments	2,826	18	—
Other loans receivable	1,227	847	284
Financing receivable	1,009	—	—
Other(1)	17,535	1,294	—
Total	$68,025	$19,171	$8,626
(1)Other income is comprised primarily of interest income on money market funds.

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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$660,392	$660,392
Mezzanine loan receivable	—	—	80,612	80,612
Financing receivable	—	—	96,004	96,004
Total	$—	$—	$837,008	$837,008

	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Mortgage secured loans receivable	$—	$—	$156,769	$156,769
Mezzanine loans receivable	—	—	21,799	21,799
Total	$—	$—	$178,568	$178,568
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance as of December 31, 2023	$156,769	$21,799	$—
Originations	497,916	57,287	95,723
Accrued interest, net	1,965	635	281
Unrealized gains on other real estate related investments, net	8,154	891	—
Payments	(4,412)	—	—
Balance as of December 31, 2024	$660,392	$80,612	$96,004
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the year ended December 31, 2024, the Company recorded a net unrealized gain of $9.0 million on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. During the year ended December 31, 2023, the Company recorded a net unrealized loss of $6.5 million on the Company’s secured and mezzanine loans receivable due to rising interest rates, an origination fee paid, a reversal of a previously recognized unrealized loss related to the repayment of one mezzanine loan receivable, and the partial repayment of one mortgage loan receivable. As of December 31, 2024 and 2023, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of December 31, 2024:

Type	Book Value as of December 31, 2024	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$660,392	Discounted cash flow	Discount Rate	8% - 14%
Mezzanine loan receivable	80,612	Discounted cash flow	Discount Rate	12% - 14%

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financing receivable: The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at December 31, 2024 was 12.0%.
For the year ended December 31, 2024, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges of $42.2 million, $36.3 million and $79.1 million, respectively. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales, for additional information.
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 7, Debt, below) as of December 31, 2024 and 2023 using Level 2 inputs is as follows (dollars in thousands):

		December 31, 2024			December 31, 2023
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$53,782	$54,199	$54,199	$1,782	$1,801	$1,801
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$396,927	$381,812	$400,000	$396,039	$362,500
Cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.
Preferred equity investments: The fair values of the preferred equity investments were estimated using an internal valuation model that considered the expected future cash flows of the investments, the underlying collateral value, market interest rates and other credit enhancements. The Company utilized discount rates ranging from 11% to 15% in its fair value calculations. As such, the Company classifies these instruments as Level 3.
Senior unsecured notes payable: The fair value of the Notes was determined using third-party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates and spreads for similar debt arrangements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024			December 31, 2023
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Amount	Amount	Loan Fees	Amount
Senior unsecured notes payable	$400,000	$(3,073)	$396,927	$400,000	$(3,961)	$396,039
Senior unsecured term loan	—	—	—	200,000	(441)	199,559
Unsecured revolving credit facility(1)	—	—	—	—	—	—
	$400,000	$(3,073)	$396,927	$600,000	$(4,402)	$595,598
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
As of December 31, 2024, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

Unsecured Revolving Credit Facility and Term Loan
On December 18, 2024, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a third amended and restated credit and

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Third Amended Credit Agreement”). The Third Amended Credit Agreement, which amends and restates the Second Amended Credit Agreement (as defined below) provides for an upsized unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments. Future borrowings under the Third Amended Revolving Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
On December 16, 2022, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Second Amended Credit Agreement”). The Second Amended Credit Agreement, which amends and restates the Company’s amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provided for: (i) an unsecured revolving credit facility (the “Prior Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Prior Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Future borrowings under the Second Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
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
The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan were, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.50% to 1.20% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR plus a margin ranging from 1.50% to 2.20% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Third Amended Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt).
On September 19, 2024 (the “Prepayment Date”), the Company elected to prepay all $200.0 million aggregate principal amount of their outstanding Term Loan. The Term Loan was prepaid at the principal amount of the Term Loan, plus accrued and unpaid interest thereon up to, but not including, the Prepayment Date. During the year ended December 31, 2024, the Company recorded a loss on extinguishment of debt of $0.3 million related to the write-off of deferred financing costs associated with the prepayment of the Term Loan. As of December 31, 2024, the Operating Partnership had no borrowings outstanding under the Third Amended Revolving Facility.
The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at the sole discretion of the Operating Partnership, two six-month extension options.
The Third Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Third Amended Credit Agreement (other than the Operating Partnership). The Third Amended

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend organizational documents and pay certain dividends and other restricted payments. The Third Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum secured debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio and a minimum unsecured interest coverage ratio. The Third Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Third Amended Credit Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency.
As of December 31, 2024, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.
Secured Borrowing
On June 3, 2024, KeyBank National Association purchased a $75.0 million undivided participation interest in a $165.0 million mortgage loan from the Company (see Note 5, Other Real Estate Related and Other Investments, for additional information), which bore interest at a rate of SOFR, with a term SOFR floor of 3.00%, plus 2.5% or 2.25%, depending on the debt yield of the loan, and payable monthly. As the transaction did not qualify as a sale in accordance with GAAP, the Company recorded the participation interest as a secured borrowing in the amount of $75.0 million in the consolidated balance sheet. The participating interest could be prepaid in whole before the maturity date for an exit fee of up to 0.50% of the loan plus unpaid interest. The participation interest provided for a put option, subject to certain restrictions, and a call option for the then-outstanding loan amount plus accrued and unpaid interest. On July 30, 2024, the Company exercised the call option on the $75.0 million secured borrowing and recorded a loss on extinguishment of debt of $0.4 million related to the exit fee. The exit fee is included in loss on extinguishment of debt in the consolidated statements of operations.
Schedule of Debt Maturities
As of December 31, 2024, the Company’s debt maturities were (dollars in thousands):

Year	Amount
2025	$—
2026	—
2027	—
2028	400,000
2029	—
Thereafter	—
$400,000

8. EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Common Stock
Public Offering of Common Stock—On November 1, 2024, the Company completed an underwritten public offering of 15.9 million newly issued shares of its common stock at a price of $32.00, resulting in gross proceeds of $507.8 million. The proceeds were used to fund acquisitions during the fourth quarter of 2024.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company expects to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company expects to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. There were no outstanding ATM forward contracts that had not settled as of December 31, 2024.
The following tables summarize ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
Number of shares	40,986	30,869	2,405
Average sales price per share	$26.35	$20.86	$20.00
Gross proceeds(1)	$1,079,852	$643,802	$48,100
(1)Total gross proceeds is before $13.4 million, $8.3 million, and $0.6 million of commissions paid to the sales agents and forward adjustments during the years ended December 31, 2024, 2023 and 2022, respectively, under the ATM Program. In addition, total gross proceeds is before other costs related to the ATM Program.
As of December 31, 2024, the Company had $440.1 million available for future issuances under the ATM Program. See Note 15, Subsequent Events, for additional information on the Company’s ATM Program subsequent to December 31, 2024.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for 2024, 2023 and 2022 (dollars in thousands, except per share amounts):

	For the Three Months Ended
2024	March 31,	June 30,	September 30,	December 31,
Dividends declared per share	$0.29	$0.29	$0.29	$0.29
Dividends payment date	April 15, 2024	July 15, 2024	October 15, 2024	January 15, 2025
Dividends payable as of record date	$41,192	$44,721	$49,721	$54,388
Dividends record date	March 28, 2024	June 28, 2024	September 30, 2024	December 31, 2024

2023
Dividends declared per share	$0.28	$0.28	$0.28	$0.28
Dividends payment date	April 14, 2023	July 14, 2023	October 13, 2023	January 12, 2024
Dividends payable as of record date[1]	$27,846	$27,853	$32,403	$36,531
Dividends record date	March 31, 2023	June 30, 2023	September 29, 2023	December 29, 2023

2022
Dividends declared per share	$0.275	$0.275	$0.275	$0.275
Dividends payment date	April 15, 2022	July 15, 2022	October 14, 2022	January 13, 2023
Dividends payable as of record date[1]	$26,691	$26,683	$26,683	$27,386
Dividends record date	March 31, 2022	June 30, 2022	September 30, 2022	December 30, 2022
(1)Dividends payable includes dividends on performance stock awards that will be paid if and when the shares subject to such awards vest if deemed probable of meeting their performance condition.
Redeemable Noncontrolling Interest
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. One of the Company’s noncontrolling interest holders has the ability to put its equity interest to the Company during specified option exercise periods, subject to certain conditions. The put option is payable in cash and subject to changes in redemption value. Accordingly, the Company records the redeemable noncontrolling interest outside of permanent equity. The redeemable noncontrolling interest is adjusted for additional contributions and distributions and the proportionate share of the net earnings or losses. When the redemption of the noncontrolling interest becomes probable, the Company will record the redeemable noncontrolling interest at the greater of its carrying amount or redemption value at the end of each reporting period by making an election either to accrete changes in the redemption value of the redeemable noncontrolling interest over the period from the date it is probable of exercise to the earliest redemption date or to recognize the entire adjustment on the date redemption becomes probable. In addition to the rights of the redeemable noncontrolling interest holder, the Company has the ability to call the interest of the noncontrolling interest holder during specified option exercise periods.
As of December 31, 2024, the redeemable noncontrolling interest did not meet the conditions for redemption.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the Plan, restricted stock awards (“RSAs”) vest in equal annual installments over a three year period for the RSAs granted after 2020 and a four year period for the RSAs granted in 2020. RSAs granted to non-employee members of the board of directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSAs”) granted were subject to both time and performance based conditions and vest over a one-to three year period for PSAs granted in 2021 and over a one-to-four year period for PSAs granted in 2020. The amount of such PSAs that ultimately vested was dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return units (“TSR Units”) granted since 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs, PSAs, and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award and performance award activity for the year ended December 31, 2024:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2023	510,596	$21.01
Granted:
RSAs	225,815	27.38
Board Awards	21,712	23.95
Vested	(169,963)	20.68
Forfeited	(35,161)	20.48
Unvested balance at December 31, 2024	552,999	$23.86
As of December 31, 2024, the weighted-average remaining vesting period of such awards was 1.9 years.
The following table summarizes the Company’s RSA and Board Award grants during the year ended December 31, 2024 (dollars in thousands, except per share amounts):

	Grants			Vested
	Shares	Weighted Average Share Price	Grant Date Fair Value	Shares	Vest Date Fair Value
During year ended December 31, 2024(1)
RSAs	225,815	$27.38	$6,183	145,195	$3,051
Board Awards	21,712	23.95	520	24,768	593
(1)The Compensation Committee granted annual awards for 2025 in December 2024.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSA and Board Award grants during the years ended December 31, 2023 and 2022 (dollars in thousands, except per share amounts):

	Grants
	Shares	Weighted Average Share Price	Grant Date Fair Value
During year ended December 31, 2023(1)
RSAs	166,122	$22.41	$3,722
Board Awards	24,768	19.38	480
During year ended December 31, 2022(2)
RSAs	159,663	$19.56	$3,123
Board Awards	25,992	16.93	440
(1)The Compensation Committee granted annual awards for 2024 in December 2023.
(2)The Compensation Committee granted annual awards for 2023 in December 2022.
The fair value of the TSR Units is estimated on the date of the grant using a Monte Carlo valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility is based on historical volatility for the most recent weighted average period ending on the grant date for the Company and the selected TSR peer group, and is calculated on a daily basis. The following table reflects the weighted-average key assumptions used in this valuation for awards granted during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Risk-free interest rate	4.30%	4.08%	3.91%
Expected stock price volatility	24.45%	26.44%	52.90%
Expected service period	3.03 years	3.04 years	3.04 years
Expected dividend yield (assuming full reinvestment)	—%	—%	—%
Weighted average fair value per share at date of grant	$34.10	$27.41	$26.53
The total fair value of the TSR Units granted during the years ended December 31, 2024, 2023 and 2022 was $4.9 million, $2.9 million and $2.5 million, respectively.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$6,130	$5,153	$5,758
As of December 31, 2024, there was $15.9 million of unamortized stock-based compensation expense related to the unvested RSAs, Board Awards, and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. EARNINGS (LOSS) PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings (loss) per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the years ended December 31, 2024, 2023 and 2022, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to CareTrust REIT, Inc.	$125,080	$53,735	$(7,506)
Less: Net income allocated to participating securities	(445)	(400)	(440)
Numerator for basic and diluted earnings available to common stockholders	$124,635	$53,335	$(7,946)
Denominator:
Weighted-average basic common shares outstanding	154,795	105,956	96,703
Dilutive potential common shares - performance stock awards	372	164	—
Dilutive potential common shares - forward equity agreements	—	32	—
Weighted-average diluted common shares outstanding	155,167	106,152	96,703

Earnings (loss) per common share attributable to CareTrust REIT, Inc., basic	$0.81	$0.50	$(0.08)
Earnings (loss) per common share attributable to CareTrust REIT, Inc., diluted	$0.80	$0.50	$(0.08)
Antidilutive unvested restricted stock awards, total shareholder units, performance awards, and forward equity shares excluded from the computation	553	475	744

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. SEGMENT REPORTING
The chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The Company represents a single reportable segment, based on how its CODM evaluates the business and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on consolidated net income that is also reported on the consolidated statements of operations. The CODM does not review segment assets at a different asset level or category than the amounts disclosed in the consolidated balance sheets. The CODM uses net income to evaluate the performance of the Company in deciding whether to reinvest profits into the Company.
The CODM evaluates performance based on net income, as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$228,261	$198,599	$187,506
Interest income from financing receivable	1,009	—	—
Interest income from other real estate related investments and other income	67,016	19,171	8,626
Total revenues	296,286	217,770	196,132
Expenses:
Depreciation and amortization	56,831	51,199	50,316
Interest expense	30,310	40,883	30,008
Property taxes	7,838	6,170	4,333
Impairment of real estate investments	42,225	36,301	79,062
Transaction costs	1,326	—	—
Provision for loan losses, net	4,900	—	3,844
Property operating expenses	5,714	3,423	5,039
General and administrative
Cash compensation	6,474	5,636	6,107
Incentive compensation	9,699	5,350	3,550
Share-based compensation	6,130	5,153	5,758
Professional services	2,785	2,399	1,897
Taxes and insurance	1,019	908	897
Other expenses(1)	2,816	2,359	1,956
Total general and administrative	28,923	21,805	20,165
Total expenses	178,067	159,781	192,767
Other income (loss):
Loss on extinguishment of debt	(657)	—	—
(Loss) gain on sale of real estate, net	(2,208)	2,218	(3,769)
Unrealized gain (loss) on other real estate related investments, net	9,045	(6,485)	(7,102)
Total other income (loss)	6,180	(4,267)	(10,871)
Net income (loss)	124,399	53,722	(7,506)
Net loss attributable to noncontrolling interests	(681)	(13)	—
Net income (loss) attributable to CareTrust REIT, Inc.	$125,080	$53,735	$(7,506)
(1) Other expenses include certain overhead expenses.
12. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s investments in variable interest entities as of December 31, 2024 (dollars in thousands):

					Gross Investment
Investment Year		State	Facility Type	Number of Facilities	CTRE	Noncontrolling Interests	Total
2023		CA	SNF	1	$25,459	$653	$26,112
2023		CA	SNF	2	34,269	879	35,148
2024		CA	ALF	1	10,760	276	11,036
2024		CA	Multi-service campuses	2	28,076	720	28,796
2024		CA	SNF	1	24,503	628	25,131
2024	(1)	TN, AL	SNF	27	422,646	18,389	441,035
2024	(2)	-	-	-	1,275	225	1,500
Total				34	$546,988	$21,770	$568,758
(1) The noncontrolling interest is classified as a redeemable noncontrolling interest on the consolidated balance sheets.
(2) The Company entered into a joint venture to acquire real estate. The gross investment amounts represent a deposit.
Pursuant to the Company’s JVs, the Company typically contributes at least 90% of the joint venture’s total investment amount and receives 100% of the preferred equity interest in the joint venture and a 50% common equity interest in the joint venture. The Company’s joint venture partner contributes the remaining total investment amount in exchange for a 50% common ownership interest in the joint venture.
Total assets and total liabilities on the Company’s consolidated balance sheets include VIE assets and liabilities as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets:
Real estate investments, net	$565,959	$68,106
Cash and cash equivalents	6,506	—
Prepaid and other assets	8,317	2,800
Total assets	580,782	70,906

Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	10,332	7,239
Total liabilities	$10,332	$7,239

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES
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
The table below summarizes the Company’s existing, known commitments and contingencies as of December 31, 2024 (dollars in thousands):

Remaining Commitment
Capital expenditures(1)	$6,565
Other loans receivable(2)	6,826
Earn-out obligation(3)	10,000
$23,391
(1)As of December 31, 2024, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $6.6 million, of which $5.7 million is subject to rent increase at the time of funding.
(2)Represents working capital loan commitments.
(3)Includes an earn-out obligation of up to $10.0 million under a purchase and sale agreement for one SNF in Virginia, which was acquired during 2024. The earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026.

14. CONCENTRATION OF RISK
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major operator or borrower concentration – The Company has operators and borrowers from which it derived 10% or more of its revenue for the years ended December 31, 2024, 2023 and 2022. The following table sets forth information regarding the Company’s major operators as of December 31, 2024, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
Operator(1)	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
December 31, 2024(2)
Ensign	92	8	7	9,708	997	661	26%
PMG	13	2	—	1,742	402	—	12%

December 31, 2023(2)
Ensign	83	8	7	8,738	997	661	32%
PMG	13	2	—	1,742	402	—	14%

December 31, 2022(3)
Ensign	83	8	7	8,741	997	661	35%
PMG	13	2	—	1,742	402	—	16%
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
(2)The Company’s rental income and interest income on other real estate related investments and financing receivable, exclusive of operating expense reimbursements and adjustments for collectibility.
(3)The Company’s rental income, exclusive of operating expense reimbursements and adjustments for collectibility.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its revenue for the years ended December 31, 2024, 2023 and 2022:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF
December 31, 2024(1)
CA	43	12	10	5,104	2,004	872	28%
TX	38	3	2	4,726	476	212	18%

December 31, 2023(1)
CA	40	9	8	4,615	1,527	656	28%
TX	40	3	2	5,123	536	212	21%

December 31, 2022(2)
CA	27	8	5	3,048	1,359	437	26%
TX	38	3	3	4,849	536	242	22%
(1)Based on the Company’s rental income and interest income on other real estate related investments and financing receivable, exclusive of operating expense reimbursements and adjustments for collectibility.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Investments and Acquisitions
On January 10, 2025, the Company advanced the second installment of a mezzanine loan for one SNF secured by a pledge of membership interests in an up-tier holding company of the borrower group for $6.4 million. The loan bears interest at a rate of 13%, with annual CPI-based escalators. The mezzanine loan is set to mature on December 31, 2034. The mezzanine loan may not be prepaid in whole or in part prior to maturity.
On February 1, 2025, the Company contributed $19.7 million to a JV that purchased one SNF in Tennessee for $20.4 million. In exchange the Company holds 100% of the preferred equity interests in the JV and 50% of the common equity interest in the JV. The JV partner contributed the remaining $0.7 million of the total investment in exchange for 50% of the common equity interest in the JV. In connection with the acquisition of the facility, the JV amended the PACS TN Master Lease. The lease, as amended, has a remaining term of approximately 15 years, with two five-year renewal options. Annual cash rent under the amended lease increased by approximately $2.0 million, with annual CPI-based escalators. See Note 3, Real Estate Investments, Net, for further information regarding the PACS TN Master Lease.
Asset Sales
Subsequent to December 31, 2024, the Company sold or disposed of three SNFs, one SNF Campus and one ALF with an aggregate carrying value of $40.5 million. In connection with the sales, the Company expects to record a gain on sale of real estate of approximately $3.9 million.
Recent ATM Program
On January 21, 2025, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New 2025 ATM Program”) and terminated its previous $750.0 million “at-the-market” equity offering program. In addition to the issuance and sale of shares of its common stock, the New 2025 ATM Program also provides for the ability to enter into one or more forward sales agreements with sales agents for the sale of the Company’s shares of common stock under the ATM Program.
As of February 12, 2025, the Company had $750.0 million available for future issuances under the New 2025 ATM Program.
Equity Award Grant
On January 28, 2025, the Compensation Committee of the Company’s Board of Directors granted 137,920 shares of RSA awards to officers and employees. Each share had a fair market value on the date of grant of $27.17 per share based on the closing market price of the Company’s common stock on that date, and the shares vest on January 31, 2026.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Since Acquisition	Gross Carrying Value
Description	Facility	Location	Encum.	Land	Building Improvs.	Improvs.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Ensign Highland LLC	Highland Manor	Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$(1,597)	2013	2000
Meadowbrook Health Associates LLC	Sabino Canyon	Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	(3,895)	2012	2000
Terrace Holdings AZ LLC	Desert Terrace	Phoenix, AZ	—	113	504	971	113	1,475	1,588	(1,165)	2004	2002
Rillito Holdings LLC	Catalina	Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	(4,061)	2013	2003
Valley Health Holdings LLC	North Mountain	Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	(4,847)	2009	2004
Cedar Avenue Holdings LLC	Upland	Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	(4,234)	2011	2005
Granada Investments LLC	Camarillo	Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	(3,319)	2010	2005
Plaza Health Holdings LLC	Park Manor	Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	(4,890)	2009	2006
Mountainview Communitycare LLC	Park View Gardens	Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	(2,549)	1963	2006
CM Health Holdings LLC	Carmel Mountain	San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	(3,726)	2012	2006
Polk Health Holdings LLC	Timberwood	Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	(3,904)	2009	2006
Snohomish Health Holdings LLC	Emerald Hills	Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	(3,091)	2009	2006
Cherry Health Holdings LLC	Pacific Care	Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	(3,348)	2010	2006
Golfview Holdings LLC	Cambridge SNF	Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	(2,849)	2007	2006
Tenth East Holdings LLC	Arlington Hills	Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	(4,111)	2013	2006
Trinity Mill Holdings LLC	Carrollton	Carrollton, TX	—	664	2,294	902	664	3,196	3,860	(2,781)	2007	2006
Cottonwood Health Holdings LLC	Holladay	Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	(2,813)	2008	2007
Verde Villa Holdings LLC	Lake Village	Lewisville, TX	—	600	1,890	470	600	2,360	2,960	(1,835)	2011	2007
Mesquite Health Holdings LLC	Willow Bend	Mesquite, TX	—	470	1,715	8,632	441	10,376	10,817	(9,318)	2012	2007
Arrow Tree Health Holdings LLC	Arbor Glen	Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	(1,277)	1965	2007
Fort Street Health Holdings LLC	Draper	Draper, UT	—	443	2,394	759	443	3,153	3,596	(2,041)	2008	2007
Trousdale Health Holdings LLC	Brookfield	Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	(2,712)	2013	2007
Ensign Bellflower LLC	Rose Villa	Bellflower, CA	—	937	1,168	357	937	1,525	2,462	(1,149)	2009	2007
RB Heights Health Holdings LLC	Osborn	Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	(3,172)	2009	2008
San Corrine Health Holdings LLC	Salado Creek	San Antonio, TX	—	310	2,090	719	310	2,809	3,119	(1,708)	2005	2008
Temple Health Holdings LLC	Wellington	Temple, TX	—	529	2,207	1,163	529	3,370	3,899	(2,281)	2008	2008
Anson Health Holdings LLC	Northern Oaks	Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	(3,286)	2012	2008
Willits Health Holdings LLC	Northbrook	Willits, CA	—	490	1,231	500	490	1,731	2,221	(1,135)	2011	2008
Lufkin Health Holdings LLC	Southland	Lufkin, TX	—	467	4,644	782	467	5,426	5,893	(2,197)	1988	2009
Lowell Health Holdings LLC	Littleton	Littleton, CO	—	217	856	1,735	217	2,591	2,808	(1,934)	2012	2009
Jefferson Ralston Holdings LLC	Arvada	Arvada, CO	—	280	1,230	834	280	2,064	2,344	(1,236)	2012	2009
Lafayette Health Holdings LLC	Julia Temple	Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	(7,027)	2012	2009

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

Hillendahl Health Holdings LLC	Golden Acres	Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	(7,482)	1984	2009
Price Health Holdings LLC	Pinnacle	Price, UT	—	193	2,209	849	193	3,058	3,251	(1,519)	2012	2009
Silver Lake Health Holdings LLC	Provo	Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	(4,308)	2011	2009
Jordan Health Properties LLC	Copper Ridge	West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	(2,519)	2013	2009
Regal Road Health Holdings LLC	Sunview	Youngstown, AZ	—	767	4,648	155	193	5,377	5,570	(2,730)	2012	2009
Paredes Health Holdings LLC	Alta Vista	Brownsville, TX	—	373	1,354	190	373	1,544	1,917	(630)	1969	2009
Expressway Health Holdings LLC	Veranda	Harlingen, TX	—	90	675	430	90	1,105	1,195	(627)	2011	2009
Rio Grande Health Holdings LLC	Grand Terrace	McAllen, TX	—	642	1,085	870	642	1,955	2,597	(1,273)	2012	2009
Fifth East Holdings LLC	Paramount	Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	(1,836)	2011	2009
Emmett Healthcare Holdings LLC	River's Edge	Emmet, ID	—	591	2,383	69	591	2,452	3,043	(1,087)	1972	2010
Burley Healthcare Holdings LLC	Parke View	Burley, ID	—	250	4,004	424	250	4,428	4,678	(2,117)	2011	2010
Josey Ranch Healthcare Holdings LLC	Heritage Gardens	Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	(1,278)	1996	2010
Everglades Health Holdings LLC	Victoria Ventura	Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	(2,147)	1990	2011
Irving Health Holdings LLC	Beatrice Manor	Beatrice, NE	—	60	2,931	245	60	3,176	3,236	(1,469)	2011	2011
Falls City Health Holdings LLC	Careage Estates of Falls City	Falls City, NE	—	170	2,141	82	170	2,223	2,393	(967)	1972	2011
Gillette Park Health Holdings LLC	Careage of Cherokee	Cherokee, IA	—	163	1,491	12	163	1,503	1,666	(817)	1967	2011
Gazebo Park Health Holdings LLC	Careage of Clarion	Clarion, IA	—	80	2,541	97	80	2,638	2,718	(1,468)	1978	2011
Oleson Park Health Holdings LLC	Careage of Ft. Dodge	Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	(2,189)	2012	2011
Arapahoe Health Holdings LLC	Oceanview	Texas City, TX	—	158	4,810	759	128	5,599	5,727	(2,850)	2012	2011
Dixie Health Holdings LLC	Hurricane	Hurricane, UT	—	487	1,978	98	487	2,076	2,563	(749)	1978	2011
Memorial Health Holdings LLC	Pocatello	Pocatello, ID	—	537	2,138	698	537	2,836	3,373	(1,502)	2007	2011
Bogardus Health Holdings LLC	Whittier East	Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	(3,058)	2011	2011
South Dora Health Holdings LLC	Ukiah	Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	(2,405)	2013	2011
Silverada Health Holdings LLC	Rosewood	Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	(1,159)	1970	2011
Orem Health Holdings LLC	Orem	Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	(4,062)	2011	2011
Wisteria Health Holdings	Wisteria	Abilene, TX	—	746	9,903	290	746	10,193	10,939	(3,010)	2008	2011
Renee Avenue Health Holdings LLC	Monte Vista	Pocatello, ID	—	180	2,481	966	180	3,447	3,627	(1,806)	2013	2012
Stillhouse Health Holdings LLC	Stillhouse	Paris, TX	—	129	7,139	6	129	7,145	7,274	(1,582)	2009	2012
Fig Street Health Holdings LLC	Palomar Vista	Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	(1,999)	2007	2012
Lowell Lake Health Holdings LLC	Owyhee	Owyhee, ID	—	49	1,554	29	49	1,583	1,632	(458)	1990	2012
Queensway Health Holdings LLC	Atlantic Memorial	Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	(3,317)	2008	2012
Long Beach Health Associates LLC	Shoreline	Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	(2,570)	2013	2012
Kings Court Health Holdings LLC	Richland Hills	Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	(942)	1965	2012
51st Avenue Health Holdings LLC	Legacy	Amarillo, TX	—	340	3,925	32	340	3,957	4,297	(1,352)	1970	2013
Ives Health Holdings LLC	San Marcos	San Marcos, TX	—	371	2,951	274	371	3,225	3,596	(1,066)	1972	2013
Guadalupe Health Holdings LLC	The Courtyard (Victoria East)	Victoria, TX	—	80	2,391	15	80	2,406	2,486	(640)	2013	2013
49th Street Health Holdings LLC	Omaha	Omaha, NE	—	129	2,418	24	129	2,442	2,571	(957)	1960	2013
Willows Health Holdings LLC	Cascade Vista	Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	(1,348)	1970	2013
Tulalip Bay Health Holdings LLC	Mountain View	Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	(1,013)	1966	2013

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

Sky Holdings AZ LLC	Bella Vita Health and Rehabilitation Center	Glendale, AZ	—	228	1,124	1,380	228	2,504	2,732	(2,094)	2004	2002
Lemon River Holdings LLC	Plymouth Tower	Riverside, CA	—	152	357	1,493	152	1,850	2,002	(1,610)	2012	2009
CTR Partnership, L.P.	Bethany Rehabilitation Center	Lakewood, CO	—	1,668	15,375	105	1,668	15,480	17,148	(3,836)	1989	2015
CTR Partnership, L.P.	Mira Vista Care Center	Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	(1,810)	1989	2015
CTR Partnership, L.P.	Shoreline Health and Rehabilitation Center	Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	(1,206)	1987	2015
CTR Partnership, L.P.	Premier Estates of Cincinnati-Riverview	Cincinnati, OH	—	833	18,086	792	833	18,878	19,711	(4,465)	1992	2015
CTR Partnership, L.P.	Shaw Mountain at Cascadia	Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	(1,724)	1989	2016
CTR Partnership, L.P.	Arbor Nursing Center	Lodi, CA	—	768	10,712	58	768	10,770	11,538	(2,254)	1982	2016
CTR Partnership, L.P.	Broadmoor Medical Lodge	Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	(4,477)	1984	2016
CTR Partnership, L.P.	Decatur Medical Lodge	Decatur, TX	—	990	24,909	—	990	24,909	25,899	(5,034)	2013	2016
CTR Partnership, L.P.	Royse City Medical Lodge	Royse City, TX	—	606	14,660	—	606	14,660	15,266	(2,962)	2009	2016
CTR Partnership, L.P.	Saline Care Nursing & Rehabilitation Center	Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	(1,119)	2009	2017
CTR Partnership, L.P.	Carrier Mills Nursing & Rehabilitation Center	Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	(1,640)	1968	2017
CTR Partnership, L.P.	StoneBridge Nursing & Rehabilitation Center	Benton, IL	—	439	3,475	—	439	3,475	3,914	(681)	2014	2017
CTR Partnership, L.P.	DuQuoin Nursing & Rehabilitation Center	DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	(717)	2014	2017
CTR Partnership, L.P.	Pinckneyville Nursing & Rehabilitation Center	Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	(668)	2014	2017
CTR Partnership, L.P.	Wellspring Health and Rehabilitation of Cascadia	Nampa, ID	—	775	5,044	336	775	5,380	6,155	(1,028)	2011	2017
CTR Partnership, L.P.	The Rio at Fox Hollow	Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	(2,286)	2016	2017
CTR Partnership, L.P.	The Rio at Cabezon	Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	(1,848)	2016	2017
CTR Partnership, L.P.	Eldorado Rehab & Healthcare	Eldorado, IL	—	940	2,093	—	940	2,093	3,033	(392)	1993	2017
CTR Partnership, L.P.	Secora Health and Rehabilitation of Cascadia	Portland, OR	—	1,481	2,216	110	1,481	2,326	3,807	(436)	2012	2017
CTR Partnership, L.P.	Mountain Valley	Kellogg, ID	—	916	7,874	—	916	7,874	8,790	(1,443)	1971	2017
CTR Partnership, L.P.	Caldwell Care	Caldwell, ID	—	906	7,020	516	906	7,536	8,442	(1,382)	1947	2017
CTR Partnership, L.P.	Canyon West	Caldwell, ID	—	312	10,410	461	312	10,871	11,183	(1,993)	1969	2017
CTR Partnership, L.P.	Lewiston Health and Rehabilitation	Lewiston, ID	—	625	12,087	215	625	12,302	12,927	(2,230)	1964	2017
CTR Partnership, L.P.	The Orchards	Nampa, ID	—	785	8,923	272	785	9,195	9,980	(1,667)	1958	2017
CTR Partnership, L.P.	Weiser Care	Weiser, ID	—	80	4,419	389	80	4,808	4,888	(872)	1964	2017
CTR Partnership, L.P.	Aspen Park	Moscow, ID	—	698	5,092	274	698	5,366	6,064	(1,020)	1965	2017
CTR Partnership, L.P.	Ridgmar Medical Lodge	Fort Worth, TX	—	681	6,587	1,256	681	7,843	8,524	(1,695)	2006	2017
CTR Partnership, L.P.	Mansfield Medical Lodge	Mansfield, TX	—	607	4,801	1,073	607	5,874	6,481	(1,265)	2006	2017
CTR Partnership, L.P.	Grapevine Medical Lodge	Grapevine, TX	—	1,602	4,536	891	1,602	5,427	7,029	(1,177)	2006	2017
CTR Partnership, L.P.	The Oaks at Lakewood	Tacoma, WA	—	1,001	1,779	—	1,001	1,779	2,780	(322)	1989	2017

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

CTR Partnership, L.P.	The Oaks at Timberline	Vancouver, WA	—	446	869	—	446	869	1,315	(157)	1972	2017
CTR Partnership, L.P.	Providence Waterman Nursing Center	San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	(3,587)	1967	2017
CTR Partnership, L.P.	Providence Orange Tree	Riverside, CA	—	2,897	14,700	345	2,897	15,045	17,942	(2,756)	1969	2017
CTR Partnership, L.P.	Providence Ontario	Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	(3,966)	1980	2017
CTR Partnership, L.P.	Greenville Nursing & Rehabilitation Center	Greenville, IL	—	188	3,972	—	188	3,972	4,160	(840)	1973	2017
CTR Partnership, L.P.	Copper Ridge Health and Rehabilitation Center	Butte, MT	—	220	4,974	39	220	5,013	5,233	(954)	2010	2018
CTR Partnership, L.P.	Prairie Heights Healthcare Center	Aberdeen, SD	—	1,372	7,491	38	1,372	7,529	8,901	(1,340)	1965	2018
CTR Partnership, L.P.	The Meadows on University	Fargo, ND	—	989	3,275	429	989	3,704	4,693	(559)	1966	2018
CTR Partnership, L.P.	The Suites - Parker	Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	(2,779)	2012	2018
CTR Partnership, L.P.	Huntington Park Nursing Center	Huntington Park, CA	—	3,131	8,876	302	3,131	9,178	12,309	(1,488)	1955	2019
CTR Partnership, L.P.	Shoreline Care Center	Oxnard, CA	—	1,699	9,004	819	1,699	9,823	11,522	(1,367)	1962	2019
CTR Partnership, L.P.	Downey Care Center	Downey, CA	—	2,502	6,141	—	2,502	6,141	8,643	(934)	1967	2019
CTR Partnership, L.P.	Courtyard Healthcare Center	Davis, CA	—	2,351	9,256	48	2,351	9,304	11,655	(1,433)	1969	2019
Gulf Coast Buyer 1 LLC	Alpine Skilled Nursing and Rehabilitation	Ruston, LA	—	2,688	23,825	—	2,688	23,825	26,513	(3,613)	2014	2019
Gulf Coast Buyer 1 LLC	The Bradford Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,758	21,325	17	3,758	21,342	25,100	(3,261)	1980	2019
Gulf Coast Buyer 1 LLC	Colonial Oaks Skilled Nursing and Rehabilitation	Bossier City, LA	—	1,635	21,180	—	1,635	21,180	22,815	(3,136)	2013	2019
Gulf Coast Buyer 1 LLC	The Guest House Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,437	20,889	2,845	3,437	23,734	27,171	(3,824)	2006	2019
Gulf Coast Buyer 1 LLC	Pilgrim Manor Skilled Nursing and Rehabilitation	Bossier City, LA	—	2,979	24,617	1,978	2,979	26,595	29,574	(3,921)	2008	2019
Gulf Coast Buyer 1 LLC	Shreveport Manor Skilled Nursing and Rehabilitation	Shreveport, LA	—	676	10,238	602	676	10,840	11,516	(1,662)	2008	2019
Gulf Coast Buyer 1 LLC	Booker T. Washington Skilled Nursing and Rehabilitation	Shreveport, LA	—	2,452	9,148	113	2,452	9,261	11,713	(1,479)	2013	2019
Gulf Coast Buyer 1 LLC	Legacy West Rehabilitation and Healthcare	Corsicana, TX	—	120	6,682	436	120	7,118	7,238	(1,227)	2002	2019
Gulf Coast Buyer 1 LLC	Legacy at Jacksonville	Jacksonville, TX	—	173	7,481	148	173	7,629	7,802	(1,246)	2006	2019
Gulf Coast Buyer 1 LLC	Pecan Tree Rehabilitation and Healthcare	Gainesville, TX	—	219	10,097	255	219	10,352	10,571	(1,648)	1990	2019
Lakewest SNF Realty, LLC	Lakewest Rehabilitation and Skilled Care	Dallas, TX	—	—	6,905	—	—	6,905	6,905	(1,094)	2011	2019
CTR Partnership, L.P.	Cascadia of Nampa	Nampa, ID	—	880	14,117	—	880	14,117	14,997	(2,094)	2017	2019
CTR Partnership, L.P.	Valley Skilled Nursing	Modesto, CA	—	798	7,671	—	798	7,671	8,469	(1,045)	2016	2019
CTR Partnership, L.P.	Cascadia of Boise	Boise, ID	—	1,597	15,692	—	1,597	15,692	17,289	(2,059)	2018	2020
CTR Partnership, L.P.	Cooney Healthcare and Rehabilitation	Helena, MT	—	867	7,431	20	867	7,451	8,318	(853)	1984	2020

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

CTR Partnership, L.P.	Elkhorn Healthcare and Rehabilitation	Clancy, MT	—	183	7,380	576	183	7,956	8,139	(938)	1960	2020
160 North Patterson Avenue, LLC	Buena Vista Care Center	Goleta, CA	—	7,987	7,237	552	7,987	7,789	15,776	(735)	1967	2021
CTR Partnership, L.P.	El Centro Post-Acute Care	El Centro, CA	—	1,283	8,133	135	1,283	8,268	9,551	(823)	1962	2021
CTR Partnership, L.P.	Sedona Trace Health and Wellness	Austin, TX	—	3,282	12,763	—	3,282	12,763	16,045	(1,222)	2017	2021
CTR Partnership, L.P.	Cedar Pointe Health and Wellness Suites	Cedar Park, TX	—	3,325	11,738	—	3,325	11,738	15,063	(1,111)	2017	2021
CTR Partnership, L.P.	Ennis Care Center	Ennis,TX	—	568	8,055	100	568	8,155	8,723	(641)	1982	2022
CTR Partnership, L.P.	Park Bend Rehabilitation and Healthcare Center	Burleson, TX	—	1,877	6,616	718	1,877	7,334	9,211	(406)	1988	2023
CTR Partnership, L.P.	Prairie Ridge Health and Rehabiliation	Overland Park , KS	—	1,301	5,025	—	1,301	5,025	6,326	(243)	1987	2023
CTR Partnership, L.P.	Spalding Post Acute	Griffin , GA	—	680	11,044	1,853	680	12,897	13,577	(522)	2022	2023
CTR Partnership, L.P.	Casa Azul Skilled Nursing and Rehabilitation	Katy , TX	—	3,413	10,451	—	3,413	10,451	13,864	(449)	2005	2023
8665 La Mesa Boulevard, LLC	Community Convalescent Hospital of La Mesa	La Mesa , CA	—	5,346	21,528	—	5,346	21,528	26,874	(873)	1968	2023
7039 Alonda Boulevard, LLC	Paramount Meadows Nursing Center	Paramount , CA	—	3,640	15,380	369	3,640	15,749	19,389	(623)	1969	2023
10625 Leffingwell Road, LLC	Norwalk Meadows Nursing Center	Norwalk , CA	—	4,932	14,229	—	4,932	14,229	19,161	(586)	1964	2023
247 E. Bobier Drive, LLC	La Fuente Post Acute	Vista , CA	—	4,882	20,793	—	4,882	20,793	25,675	(748)	1990	2023
Capitola 1935 Realty LLC	Pacific Coast Manor	Capitola , CA	—	5,231	16,321	—	5,231	16,321	21,552	(493)	1964	2023
Morgan Hills Realty LLC	Pacific Hills Manor	Morgan Hill , CA	—	3,239	14,418	—	3,239	14,418	17,657	(447)	2014	2023
CTR Partnership, L.P.	Columbia Post Acute	Columbia, MO	—	1,619	15,678	—	1,619	15,678	17,297	(352)	2017	2024
CTR Partnership, L.P.	Houston Transitional Care	Houston, TX	—	2,668	17,434	—	2,668	17,434	20,102	(399)	2022	2024
1070 Old Ocean Highway, LLC	Brunswick Rehabilitation and Healthcare Center	Bolivia, NC	—	551	16,589	—	551	16,589	17,140	(282)	2009	2024
86 Old Airport Road, LLC	Fletcher Rehabilitation and Healthcare Center	Fletcher, NC	—	1,547	15,316	—	1,547	15,316	16,863	(263)	2002	2024
7166 Jordan Road, LLC	Ramseur Rehabilitation and Healthcare Center	Ramseur, NC	—	747	15,085	—	747	15,085	15,832	(275)	2002	2024
1930 West Sugar Creek Road, LLC	Rockwell Park Rehabilitation and Healthcare Center	Charlotte, NC	—	2,217	16,213	—	2,217	16,213	18,430	(278)	1993	2024
3514 Sidney Road, LLC	Seven Oaks Rehabilitation and Healthcare Center	Columbia, SC	—	583	10,847	—	583	10,847	11,430	(184)	1980	2024
8170 Murray Propco, LLC	Gilroy Healthcare and Rehabilitation Center	Gilroy, CA	—	6,539	19,162	—	6,539	19,162	25,701	(206)	1968	2024
CTR Partnership, L.P.	Glenburnie Nursing & Rehabilitation Center	Richmond, VA	—	—	31,567	—	—	31,567	31,567	(274)	2005	2024
CTR Partnership, L.P.	Dennett Rehab Center	Oakland, MD	—	1,134	18,227	—	1,134	18,227	19,361	(131)	2023	2024
CTR Partnership, L.P.	Mountain City Rehab Center	Frostburg, MD	—	853	20,334	—	853	20,334	21,187	(135)	1995	2024
CTR Partnership, L.P.	South Hills Post Acute	Bethel Park, PA	—	1,835	12,726	—	1,835	12,726	14,561	(58)	2021	2024
CTR Partnership, L.P.	Peters Township Post Acute	Canonsburg, PA	—	1,651	12,509	—	1,651	12,509	14,160	(57)	1988	2024
CTR Partnership, L.P.	Monroeville Post Acute	Monroeville, PA	—	1,182	10,906	—	1,182	10,906	12,088	(48)	1996	2024
CTR Partnership, L.P.	Whitehall Borough Post Acute	Pittsburgh, PA	—	1,323	13,119	—	1,323	13,119	14,442	(57)	1999	2024
704 Dupree Road TN LLC	Haywood Post Acute	Brownsville, TN	—	508	17,027	—	508	17,027	17,535	(38)	2022	2024

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

175 Hospital Drive TN LLC	Cherrywood Post Acute	McKenzie, TN	—	1,187	16,873	—	1,187	16,873	18,060	(42)	2020	2024
900 Professional Park Drive TN LLC	Park Meadows Post Acute	Clarksville, TN	—	1,785	21,328	—	1,785	21,328	23,113	(52)	2018	2024
119 Kittrell Street TN LLC	Lewis Park Post Acute	Hohenwald, TN	—	826	11,505	—	826	11,505	12,331	(28)	1996	2024
444 One Eleven Place TN LLC	Grandview Post Acute	Cookeville, TN	—	1,636	20,941	—	1,636	20,941	22,577	(53)	2024	2024
727 East Church Street TN LLC	Lexington Post Acute	Lexington, TN	—	551	15,171	—	551	15,171	15,722	(34)	2024	2024
835 East Poplar Avenue TN LLC	Selmer Post Acute	Selmer, TN	—	765	19,394	500	765	19,894	20,659	(43)	1995	2024
2650 North Mt Juliet Road TN LLC	Cedar Creek Post Acute	Mount Juliet, TN	—	1,719	12,640	—	1,719	12,640	14,359	(32)	2021	2024
202 East Mtcs Road TN LLC	Stone River Post Acute	Murfreesboro, TN	—	1,607	7,649	—	1,607	7,649	9,256	(23)	1996	2024
813 S Dickerson Rd TN LLC	Alta Heights Post Acute	Goodlettsville, TN	—	1,324	13,075	—	1,324	13,075	14,399	(32)	2005	2024
895 Powers Blvd TN LLC	Waverly Hills Post Acute	Waverly, TN	—	1,071	9,821	—	1,071	9,821	10,892	(28)	1989	2024
1900 Parr Avenue TN LLC	Okeena Health and Rehabilitation Center	Dyersburg, TN	—	1,122	30,135	—	1,122	30,135	31,257	(67)	1989	2024
2031 Avondale Street TN LLC	Avondale Health and Rehabilitation Center	Humboldt, TN	—	810	10,127	—	810	10,127	10,937	(25)	2011	2024
800 Volunteer Drive TN LLC	Riverbend Health and Rehabilitation Center	Paris, TN	—	963	26,215	—	963	26,215	27,178	(59)	2023	2024
1630 E Reelfoot Ave TN LLC	Union City Health and Rehabilitation	Union City, TN	—	885	14,562	—	885	14,562	15,447	—	1996	2024
5275 Millennium Drive AL LLC	The Health Center at Research Park	Huntsville, AL	—	1,246	9,659	64	1,246	9,723	10,969	—	2006	2024
460 Hannings Lane TN LLC	VanAyer Senior Living and Rehabilitation	Martin, TN	—	819	9,771	—	819	9,771	10,590	—	2023	2024
1245 E College St TN LLC	Meadowbrook Healthcare and Rehabilitation Center	Pulaski, TN	—	437	13,488	483	437	13,971	14,408	—	1991	2024
7424 Middlebrook Pike TN LLC	Legacy Park Health and Rehabilitation	Knoxville, TN	—	1,181	15,678	106	1,181	15,784	16,965	—	1972	2024
7512 Middlebrook Pike TN LLC	Wellpark Health and Rehabilitation	Knoxville, TN	—	1,662	1,188	—	1,662	1,188	2,850	—	2015	2024
1536 Appling Care Lane TN LLC	Applingwood Post Acute	Cordova, TN	—	482	12,015	—	482	12,015	12,497	—	1997	2024
5070 Sanderlin Avenue TN LLC	Shelby Oaks Post Acute	Memphis, TN	—	788	9,153	—	788	9,153	9,941	—	1964	2024
765 Bert Johnston Avenue TN LLC	Covington Post Acute	Covington, TN	—	794	15,735	—	794	15,735	16,529	—	2023	2024
45 Forest Cove TN LLC	Cypress Grove Post Acute	Jackson, TN	—	960	16,359	—	960	16,359	17,319	—	2022	2024
121 Physicians Dr TN LLC	Northbrooke Post Acute	Jackson, TN	—	663	17,643	—	663	17,643	18,306	—	1997	2024
597 West Forest Avenue TN LLC	West Tennessee Transitional Care	Jackson, TN	—	1,779	6,929	—	1,779	6,929	8,708	—	2013	2024
1513 N 2nd Street TN LLC	Harborview Post Acute	Memphis, TN	—	1,764	18,429	—	1,764	18,429	20,193	—	2020	2024
			—	237,804	1,637,220	103,779	236,191	1,742,612	1,978,803	(299,886)
Multi-Service Campus Properties:
Ensign Southland LLC	Southland Care	Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	(6,356)	2011	1999
Mission CCRC LLC	St. Joseph's Villa	Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	(4,503)	1994	2011
Wayne Health Holdings LLC	Careage of Wayne	Wayne, NE	—	130	3,061	122	130	3,183	3,313	(1,401)	1978	2011
4th Street Holdings LLC	West Bend Care Center	West Bend, IA	—	180	3,352	—	180	3,352	3,532	(1,408)	2006	2011
Big Sioux River Health Holdings LLC	Hillcrest Health	Hawarden, IA	—	110	3,522	75	110	3,597	3,707	(1,421)	1974	2011
Prairie Health Holdings LLC	Colonial Manor of Randolph	Randolph, NE	—	130	1,571	22	130	1,593	1,723	(1,078)	2011	2011
Salmon River Health Holdings LLC	Discovery Care Center	Salmon, ID	—	168	2,496	—	168	2,496	2,664	(775)	2012	2012

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

CTR Partnership, L.P.	Liberty Nursing Center of Willard	Willard, OH	—	144	11,097	50	144	11,147	11,291	(2,608)	1985	2015
CTR Partnership, L.P.	Premier Estates of Middletown/Premier Retirement Estates of Middletown	Middletown, OH	—	990	7,484	380	990	7,864	8,854	(1,900)	1985	2015
CTR Partnership, L.P.	Turlock Nursing and Rehabilitation Center	Turlock, CA	—	1,258	16,526	75	1,258	16,601	17,859	(3,477)	1986	2016
CTR Partnership, L.P.	Bridgeport Medical Lodge	Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	(5,642)	2014	2016
CTR Partnership, L.P.	The Villas at Saratoga	Saratoga, CA	—	8,709	9,736	1,397	8,709	11,133	19,842	(2,180)	2004	2018
CTR Partnership, L.P.	Madison Park Healthcare	Huntington, WV	—	601	6,385	—	601	6,385	6,986	(1,022)	1924	2018
CTR Partnership, L.P.	Oakview Heights Nursing & Rehabilitation Center	Mt. Carmel, IL	—	298	8,393	—	298	8,393	8,691	(1,405)	2004	2019
Gulf Coast Buyer 1 LLC	Spring Lake Skilled Nursing and Rehabilitation	Shreveport, LA	—	3,217	21,195	2,729	3,217	23,924	27,141	(4,136)	2008	2019
Gulf Coast Buyer 1 LLC	The Village at Heritage Oaks	Corsicana, TX	—	143	11,429	462	143	11,891	12,034	(1,974)	2007	2019
CTR Partnership, L.P.	City Creek Post-Acute and Assisted Living	Sacramento, CA	—	3,980	10,106	1,488	3,980	11,594	15,574	(1,913)	1990	2019
Northshore Healthcare Holdings LLC	San Juan Capistrano Senior Living	San Juan Capistrano, CA	—	11,176	25,298	350	11,176	25,648	36,824	(2,615)	1999	2021
Northshore Healthcare Holdings LLC	Camarillo Senior Living	Camarillo, CA	—	7,516	30,552	—	7,516	30,552	38,068	(3,014)	2000	2021
Northshore Healthcare Holdings LLC	Bayshire Carlsbad	Carlsbad, CA	—	7,398	19,714	—	7,398	19,714	27,112	(1,973)	1999	2021
Northshore Healthcare Holdings LLC	Bayshire Rancho Mirage	Rancho Mirage, CA	—	4,024	16,790	—	4,024	16,790	20,814	(1,715)	2000	2021
CTR Partnership, L.P.	Imboden Creek Living Center	Decatur, IL	—	131	12,499	91	131	12,590	12,721	(999)	2003	2022
4075 54th Street, LLC	Jacob Healthcare Center	San Diego , CA	—	4,949	20,227	—	4,949	20,227	25,176	(835)	1994	2023
1740 San Dimas, LLC	Bayshire San Dimas	San Dimas, CA	—	9,592	5,936	—	9,592	5,936	15,528	(136)	1999	2024
17803 Imperial Hwy, LLC	Bayshire Yorba Linda	Yorba Linda, CA	—	6,493	6,025	—	6,493	6,025	12,518	(126)	1999	2024
CTR Partnership, L.P.	North Houston Transitional Care	Houston, TX	—	2,419	14,525	—	2,419	14,525	16,944	(332)	2022	2024
CTR Partnership, L.P.	Bayshire Torrey Pines	San Diego, CA	—	19,009	13,079	—	19,009	13,079	32,088	(270)	1999	2024
CTR Partnership, L.P.	Ridgeway Rehab Center & Ridgeway Village Assisted Living	Catonsville, MD	—	1,622	10,421	—	1,622	10,421	12,043	(84)	2023	2024
			—	98,295	335,453	9,918	98,295	345,371	443,666	(55,298)
Assisted and Independent Living Properties:
Avenue N Holdings LLC	Cambridge ALF	Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	(1,690)	2007	2006
Moenium Holdings LLC	Grand Court	Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	(4,292)	1986	2007
Lafayette Health Holdings LLC	Chateau Des Mons	Englewood, CO	—	420	1,160	189	420	1,349	1,769	(581)	2011	2009
Expo Park Health Holdings LLC	Canterbury Gardens	Aurora, CO	—	570	1,692	248	570	1,940	2,510	(1,182)	1986	2010
Wisteria Health Holdings LLC	Wisteria IND	Abilene, TX	—	244	3,241	81	244	3,322	3,566	(2,229)	2008	2011
Everglades Health Holdings LLC	Lexington	Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	(1,221)	1990	2011
Flamingo Health Holdings LLC	Desert Springs ALF	Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	(3,509)	1986	2011
18th Place Health Holdings LLC	Rose Court	Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	(1,321)	1974	2011
Boardwalk Health Holdings LLC	Park Place	Reno, NV	—	367	1,633	52	367	1,685	2,052	(732)	1993	2012
Willows Health Holdings LLC	Cascade Plaza	Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	(1,792)	2013	2013
Lockwood Health Holdings LLC	Santa Maria	Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	(1,834)	1967	2013

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

Saratoga Health Holdings LLC	Lake Ridge	Orem, UT	—	444	2,265	176	444	2,441	2,885	(681)	1995	2013
Sky Holdings AZ LLC	Desert Sky Assisted Living	Glendale, AZ	—	61	304	372	61	676	737	(566)	2004	2002
Lemon River Holdings LLC	The Grove Assisted Living	Riverside, CA	—	342	802	3,360	342	4,162	4,504	(3,623)	2012	2009
Mission CCRC LLC	St. Joseph's Villa IND	Salt Lake City, UT	—	411	2,312	258	411	2,570	2,981	(2,111)	1994	2011
CTR Partnership, L.P.	Prelude Cottages of Woodbury	Woodbury, MN	—	430	6,714	289	430	7,003	7,433	(1,733)	2011	2014
CTR Partnership, L.P.	Lamplight Inn of Baltimore	Baltimore, MD	—	—	3,697	733	—	—	—	—	2014	2016
CTR Partnership, L.P.	Croatan Village	New Bern, NC	—	312	6,919	155	129	2,946	3,075	(30)	2010	2016
CTR Partnership, L.P.	Countryside Village	Pikeville, NC	—	131	4,157	—	52	1,674	1,726	(17)	2011	2016
CTR Partnership, L.P.	Arbor Place	Lodi, CA	—	392	3,605	59	392	3,664	4,056	(759)	1984	2016
CTR Partnership, L.P.	Applewood of Brookfield	Brookfield, WI	—	493	14,002	105	243	6,091	6,334	(357)	2013	2017
CTR Partnership, L.P.	Applewood of New Berlin	New Berlin, WI	—	356	10,812	139	190	5,172	5,362	(295)	2016	2017
CTR Partnership, L.P.	Memory Care Cottages in White Bear Lake	White Bear Lake, MN	—	1,611	5,633	—	1,611	5,633	7,244	(1,056)	2016	2017
CTR Partnership, L.P.	Vista Del Lago	Escondido, CA	—	4,362	7,997	—	4,362	7,997	12,359	(1,117)	2015	2019
CTR Partnership, L.P.	Inn at Barton Creek	Bountiful, UT	—	2,480	4,804	15	2,480	4,819	7,299	(640)	1999	2020
CTR Partnership, L.P.	Chapters Living of Northwest Chicago	Bartlett , IL	—	1,964	5,650	—	1,964	5,650	7,614	(265)	2017	2023
CTR Partnership, L.P.	Chapters Living of Elmhurst	Elmhurst , IL	—	2,852	7,348	—	2,852	7,348	10,200	(339)	2017	2023
CTR Partnership, L.P.	The Ridge at Lansing	Lansing , MI	—	888	9,871	—	888	9,871	10,759	(443)	2018	2023
CTR Partnership, L.P.	The Ridge at Beavercreek	Beavercreek , OH	—	1,165	8,616	—	1,165	8,616	9,781	(381)	2018	2023
2985 N. G. Street PropCo, LLC	Villas at San Bernardino	San Bernardino, CA	—	1,631	9,263	—	1,631	9,263	10,894	(238)	2003	2024
CTR Partnership, L.P.	South Mountain	Boonsboro, MD	—	1,205	508	—	1,205	508	1,713	—	2022	2024
			—	33,236	147,443	9,697	32,558	132,304	164,862	(35,034)
			—	$369,335	$2,120,116	$123,394	$367,044	$2,220,287	$2,587,331	$(390,218)
(1) The aggregate cost of real estate for federal income tax purposes was $2.6 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

	Year Ended December 31,
Real estate:	2024	2023	2022
Balance at the beginning of the period	$1,899,290	$1,721,871	$1,873,806
Acquisitions	793,733	233,876	21,252
Improvements	6,514	8,878	5,896
Impairment	(4,430)	(10,078)	(29,803)
Sales and/or transfers to assets held for sale, net	(107,776)	(55,257)	(149,280)
Balance at the end of the period	$2,587,331	$1,899,290	$1,721,871
Accumulated depreciation:
Balance at the beginning of the period	$(350,732)	$(315,914)	$(304,785)
Depreciation expense	(50,896)	(45,275)	(42,131)
Impairment	906	2,076	10,232
Sales and/or transfers to assets held for sale, net	10,504	8,381	20,770
Balance at the end of the period	$(390,218)	$(350,732)	$(315,914)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2024
(dollars in thousands)

Description	Contractual Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens		Principal Balance	Book Value (1)	Carrying Amount of Loans Subject to Delinquent Principal or Interest

Mortgage Secured Loans:
Multiple (21 SNF, 15 ALF, 1 ILF)	8.4%		2029	(3)	$—		$260,000	$262,888	N/A
North Carolina (5 SNF, 3 SNF Campus)	9.2%	(2)	2029	(3)	—		165,000	169,974	N/A
West Virginia (17 SNF, 1 SNF Campus)	8.4%		2027	(3)	482,000	(4)	75,000	71,804	N/A
Georgia (4 SNF)	9.0%	(2)	2025	(3)	80,575	(5)	29,600	28,825	N/A
Tennessee (2 SNF)	9.1%		2031	(3)	—		26,675	27,339	N/A
California (1 SNF, 1 ALF & 1 ILF)	9.0%		2033	(3)	—		25,993	24,800	N/A
Maryland (1 SNF)	9.4%		2039	(3)	—		19,190	17,769	N/A
Florida (2 SNF)	9.0%		2028	(3)	—		15,727	15,621	N/A
Washington (1 SNF)	8.5%		2034	(3)	—		11,250	11,263	N/A
Colorado (1 SNF )	8.5%		2034	(3)	—		9,800	9,940	N/A
California (3 SNF)	10.3%	(2)	2025	(3)	24,825	(5)	7,301	7,245	N/A
California (1 ALF)	9.9%		2026	(3)	—		6,300	6,409	N/A
California (4 SNF)	12.0%		2026	(3)	38,330	(6)	3,564	3,491	N/A
Indiana (1 ALF)	9.0%		2025	(3)	—		2,000	2,016	N/A
Florida (1 ALF)	9.0%		2027	(3)	—		1,000	1,008	N/A
Mezzanine Loans:
Virginia (15 SNF)	14.0%		2027	(3)	270,000		35,000	35,422	N/A
West Virginia (17 SNF, 1 SNF Campus)	11.0%	(2)	2032	(3)	557,000	(4)	25,000	22,690	N/A
Missouri (6 SNF, 2 Campus, 2 ALF)	14.0%	(2)	2027	(3)	100,200		9,800	9,918	N/A
California (2 SNF)	11.5%		2029	(3)	13,597		7,365	7,438	N/A
Maryland (1 SNF Campus)	13.0%		2034	(3)	15,276		5,122	5,144	N/A
					$1,581,803		$740,687	$741,004
(1)The aggregate cost for federal income tax purposes was $740.7 million as of December 31, 2024.
(2)Interest rates are variable and represent the rate in effect as of December 31, 2024.
(3)Interest is due monthly, and principal is due at the maturity date.
(4)The secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche, with the “C” tranche being the most subordinate. The Company’s loan constituted the entirety of the “C” tranche. The Company also extended a mezzanine loan to the borrower group. Accordingly, the amounts of the prior liens at December 31, 2024 are estimated.
(5)The secured term loan was structured with an “A” and a “B” tranche, with the “B” tranche being subordinate to the “A” tranche pursuant to the terms of a written agreement between the lenders. The Company’s loan constituted the entirety of the “B” tranche. Accordingly, the amounts of the prior liens at December 31, 2024 are estimated.
(6)The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2024 are estimated.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2024
(dollars in thousands)
Changes in mortgage secured and mezzanine loans are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Balance at beginning of period	$178,568	$156,368	$15,155
Additions during period:
New mortgage and mezzanine loans	555,203	53,834	147,150
Interest income added to principal	2,600	388	1,165
Deductions during period:
Paydowns/Repayments	(4,412)	(25,537)	—
Unrealized gain (loss), net	9,045	(6,485)	(7,102)
Balance at end of period	$741,004	$178,568	$156,368