Form 10-Q
period 2025-03-31
CareTrust REIT, Inc.
filed 2025-05-01
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 30, 2025, there were 191,688,997 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets:
Real estate investments, net	$2,252,279	$2,226,740
Financing receivable, at fair value (including accrued interest of $905 as of March 31, 2025 and $281 as of December 31, 2024)	96,628	96,004
Other real estate related investments (including accrued interest of $6,005 as of March 31, 2025 and $4,725 as of December 31, 2024)	799,799	795,203
Assets held for sale, net	16,736	57,261
Cash and cash equivalents	26,510	213,822
Restricted cash	606,000	—
Accounts and other receivables	1,954	1,174
Prepaid expenses and other assets, net	73,890	35,608
Deferred financing costs, net	10,652	11,204
Total assets	$3,884,448	$3,437,016
Liabilities and Equity:
Senior unsecured notes payable, net	$397,149	$396,927
Unsecured revolving credit facility	425,000	—
Accounts payable, accrued liabilities and deferred rent liabilities	51,069	56,318
Dividends payable	63,053	54,388
Total liabilities	936,271	507,633
Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	17,396	18,243

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 187,669,948 and 186,993,010 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,877	1,870
Additional paid-in capital	3,455,256	3,439,117
Cumulative distributions in excess of earnings	(529,821)	(532,570)
Total stockholders’ equity	2,927,312	2,908,417
Noncontrolling interests	3,469	2,723
Total equity	2,930,781	2,911,140
Total liabilities and equity	$3,884,448	$3,437,016

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$71,646	$53,502
Interest income from financing receivable	2,807	—
Interest income from other real estate related investments and other income	22,168	9,568
Total revenues	96,621	63,070
Expenses:
Depreciation and amortization	17,841	13,448
Interest expense	6,669	8,228
Property taxes	2,065	1,801
Impairment of real estate investments	—	2,744
Transaction costs	888	—
Property operating expenses	105	660
General and administrative	9,023	6,838
Total expenses	36,591	33,719
Other income (loss):
Gain on sale of real estate, net	3,876	11
Unrealized gain (loss) on other real estate related investments, net	1,287	(612)
Total other income (loss)	5,163	(601)
Net income	65,193	28,750
Net (loss) income attributable to noncontrolling interests	(609)	4
Net income attributable to CareTrust REIT, Inc.	$65,802	$28,746

Earnings per common share attributable to CareTrust REIT, Inc:
Basic	$0.35	$0.22
Diluted	$0.35	$0.22
Weighted-average number of common shares:
Basic	187,152	132,836
Diluted	187,416	133,202

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2024	186,993,010	$1,870	$3,439,117	$(532,570)	$2,908,417	$2,723	$2,911,140	$18,243
Issuance of common stock, net	553,023	6	15,556	—	15,562	—	15,562	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	123,915	1	(3,326)	—	(3,325)	—	(3,325)	—
Amortization of stock-based compensation	—	—	3,909	—	3,909	—	3,909	—
Common dividends ($0.335 per share)	—	—	—	(63,053)	(63,053)	—	(63,053)	—
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)	(900)
Contributions from noncontrolling interests	—	—	—	—	—	642	642	768
Net income (loss)	—	—	—	65,802	65,802	106	65,908	(715)
Balance at March 31, 2025	187,669,948	$1,877	$3,455,256	$(529,821)	$2,927,312	$3,469	$2,930,781	$17,396

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2023	129,992,796	$1,300	$1,883,147	$(467,628)	$1,416,819	$1,898	$1,418,717	$—
Issuance of common stock, net	11,600,000	116	269,671	—	269,787	—	269,787	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	119,369	1	(2,484)	—	(2,483)	—	(2,483)	—
Amortization of stock-based compensation	—	—	2,120	—	2,120	—	2,120	—
Common dividends ($0.29 per share)	—	—	—	(41,192)	(41,192)	—	(41,192)	—
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)	—
Contributions from noncontrolling interests	—	—	—	—	—	444	444	—
Net income	—	—	—	28,746	28,746	4	28,750	—
Balance at March 31, 2024	141,712,165	$1,417	$2,152,454	$(480,074)	$1,673,797	$2,299	$1,676,096	$—

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$65,193	$28,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	17,865	13,462
Amortization of deferred financing costs	914	614
Unrealized (gain) loss on other real estate related investments, net	(1,287)	612
Amortization of stock-based compensation	3,909	2,120
Straight-line rental income	7	7
Amortization of lease incentives	49	—
Amortization of below market leases	(926)	(575)
Noncash interest income	(1,904)	(425)
Gain on sale of real estate, net	(3,876)	(11)
Impairment of real estate investments	—	2,744
Change in operating assets and liabilities:
Accounts and other receivables	(788)	(15)
Prepaid expenses and other assets, net	(3,451)	(322)
Accounts payable, accrued liabilities and deferred rent liabilities	(4,323)	1,859
Net cash provided by operating activities	71,382	48,820
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(40,162)	(66,619)
Purchases of equipment, furniture and fixtures and improvements to real estate	(2,276)	(398)
Investment in real estate related investments	(6,389)	(52,165)
Principal payments received on real estate related investments and other loans receivable	4,582	—
Escrow deposits for potential acquisitions of real estate	(36,066)	(4,105)
Net proceeds from sales of real estate	44,401	46
Net cash used in investing activities	(35,910)	(123,241)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	15,562	269,787
Borrowings under unsecured revolving credit facility	425,000	—
Payments of deferred financing costs	(141)	(24)
Net-settle adjustment on restricted stock	(3,325)	(2,483)
Dividends paid on common stock	(54,388)	(36,531)
Contributions from noncontrolling interests	1,410	444
Distributions to noncontrolling interests	(902)	(47)
Net cash provided by financing activities	383,216	231,146
Net increase in cash, cash equivalents and restricted cash	418,688	156,725
Cash, cash equivalents and restricted cash as of the beginning of period	213,822	294,448
Cash, cash equivalents and restricted cash as of the end of period	$632,510	$451,173
Supplemental disclosures of cash flow information:
Interest paid	$450	$3,771
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$8,665	$4,661
Transfer of pre-acquisition costs to acquired assets	$—	$5
Sale of real estate settled with note receivable	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector. As of March 31, 2025, the Company owned, directly or through joint ventures, and leased to independent operators 255 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 27,672 operational beds and units located in 32 states with the highest concentration of properties by rental income located in California, Texas and Tennessee. As of March 31, 2025, the Company also had other real estate related investments consisting of three preferred equity investments, 15 real estate secured loans receivable, and five mezzanine loans receivable with a carrying value of $799.8 million and one financing receivable with a carrying value of $96.6 million.
Planned Acquisition—On March 11, 2025, the Company announced (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the “Code”) a firm intention to make a cash offer (the “Offer”) to acquire (the “Acquisition”), through its wholly-owned direct subsidiary, CR United Bidco Limited (“Bidco”), the entire issued and to be issued ordinary share capital (other than Scheme Restricted Shares (as defined in the Rule 2.7 Announcement)) of Care REIT plc (“Target”) for 108 pence in cash per ordinary share of Target. Target is a UK-based real estate investment trust listed on the Main Market of the London Stock Exchange focused on investing in care homes throughout the United Kingdom. The Acquisition is intended to be effected by means of a scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act 2006, meaning it is subject to court approval and the satisfaction or waiver of other ordinary conditions to closing, following approval by Target’s shareholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements of the Company include the accounts of CareTrust REIT, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) over which the Company exercises control. All intercompany transactions and account balances within the Company have been eliminated, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
Restricted cash—The Company presents cash and cash equivalents separately from restricted cash within the Company’s condensed consolidated balance sheets. The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. The Company provides a reconciliation between the balance sheets and statements of cash flows, as required when the balance includes more than one line item for cash, cash equivalents and restricted cash. The Company also provides a disclosure of the nature of the restrictions related to material restricted cash balances.
As of March 31, 2025, the Company had $606.0 million in restricted cash related to the cash deposited with the trustee for the planned acquisition of Care REIT plc.
Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$26,510	$213,822
Restricted cash	606,000	—
Cash, cash equivalents and restricted cash	$632,510	$213,822

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Land	$377,669	$367,044
Buildings and improvements	2,253,424	2,220,287
Integral equipment, furniture and fixtures	113,402	113,803
Identified intangible assets	4,083	4,388
Real estate investments	2,748,578	2,705,522
Accumulated depreciation and amortization	(496,299)	(478,782)
Real estate investments, net	$2,252,279	$2,226,740
As of March 31, 2025, all of the Company’s owned facilities held for investment were leased to various operators under triple-net leases. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) (but not less than zero), some of which are subject to a cap, or fixed rent escalators. As of March 31, 2025, six facilities were held for sale. See Note 4, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.
As of March 31, 2025, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements and assets held for sale, was as follows (dollars in thousands):

Year	Amount
2025 (nine months)	$210,437
2026	283,552
2027	281,850
2028	280,536
2029	276,512
2030	271,031
Thereafter	1,367,365
Total	$2,971,283

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date(1)		Option Type(2)		Current Cash Rent(3)
SNF	1	March 2029	04/01/2022	(4)	A / B	(8)	$858
SNF	1	January 2030	02/01/2026	(4)	A		1,200	(9)
SNF / Campus	2	October 2032	03/05/2027	(5)	B		3,367	(10)
SNF / Campus	2	May 2034	06/01/2026	(6)	B		2,714	(11)
SNF	1	November 2034	12/01/2027	(4)	A		1,100
SNF	6	November 2039	12/01/2027	(7)	B		10,160
(1) The Company has not received notice of exercise for the option periods that are currently open.
(2) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(3) Based on annualized cash revenue for contracts in place as of March 31, 2025.
(4) Option window is open until the expiration of the lease term.
(5) Option window is open for six months from the option period open date.
(6) Option window is open for nine months from the option period open date.
(7) Lease agreement provides for the purchase of one to two facilities in each window over four option windows, for a total of six facilities. Each option window opens at the beginning of each of lease years four, five, six, and seven beginning December 1, 2027 and is open for one year.
(8) Option reflects two option types.
(9)     Lease provides for abatement in the first three months. Annual rent beginning in month four is $1.2 million.
(10) Option provides for purchase of any two of the three facilities. The current cash rent shown is an average of the range of $3.2 million to $3.5 million.
(11)     Option provides for purchase of any one of five facilities in the first option window and another one of five facilities in the second option window beginning June 1, 2027. The current cash rent shown is an average of the range of $2.4 million to $3.1 million. Provided the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have an option for all facilities then remaining in the master lease.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended March 31,
Rental Income	2025	2024
Contractual rent due(1)	$70,776	$52,934
Straight-line rent	(7)	(7)
Amortization of lease incentives	(49)	—
Amortization of below-market lease intangibles	926	575
Total	$71,646	$53,502
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended March 31, 2025 and 2024 were $2.3 million and $1.5 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the three months ended March 31, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$20,448	$2,000	1	124
Assisted living	20,637	1,896	1	160
Total	$41,085	$3,896	2	284
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months.
(3) The number of beds/units includes operating beds at the acquisition date.
(4) Includes one SNF held through a joint venture. See Note 12, Variable Interest Entities, for additional information.
Lease Amendments and Terminations
Amended Kalesta Lease. Effective February 28, 2025, the Company acquired one ALF. In connection with the acquisition, the Company amended its existing triple-net master lease with affiliates of Kalesta Healthcare, LLC (“Kalesta”) to include the one ALF and extended the initial lease term. The Kalesta master lease, as amended, had a remaining term at the date of amendment of approximately 15 years. Annual cash rent under the amended Kalesta master lease increased by approximately $1.9 million.
Ridgeline Lease Termination and NC Jaybird Lease. Effective December 31, 2024, the Company terminated its master lease with affiliates of Ridgeline Properties, LLC (“Ridgeline”). The Company entered into a new master lease (the “NC Jaybird Lease”) with affiliates of Jaybird Senior Living, Inc. (“Jaybird”) with respect to two ALFs in North Carolina previously leased to Ridgeline. The NC Jaybird Lease commenced on January 1, 2025 with an initial term of approximately 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the NC Jaybird Lease, Jaybird will receive three months of abated rent, followed by 15 months of rent calculated as a percentage of the tenants’ gross revenue. Subsequently, the next twelve months will have a fixed annual cash rent amount of $0.8 million increasing annually based on CPI. Annual cash rent under the terminated master lease for the two ALFs in North Carolina was $0.8 million. Four facilities which were under the Ridgeline master lease are currently held for sale and two facilities are in the process of transferring operations.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
The Company did not recognize any impairment during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recognized aggregate impairment charges of $2.7 million related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.
As of March 31, 2025, there were six facilities classified as held for sale, all of which have been recorded at the lesser of their carrying value or fair value less estimated costs to sell.
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
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Number of facilities(1)	5	2
Net sales proceeds(2)	$44,401	$1,046
Net carrying value	40,525	1,035
Net gain on sale	$3,876	$11
(1) One non-operational previously impaired facility sold during the three months ended March 31, 2025 was not classified as held for sale as of December 31, 2024.
(2) Net sales proceeds for the three months ended March 31, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024.
The following table summarizes the Company’s assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2024	$57,261	10
Assets sold	(40,525)	(4)
March 31, 2025	$16,736	6

December 31, 2023	$15,011	14
Additions to assets held for sale	1,251	1
Assets sold	(1,035)	(2)
Impairment of real estate held for sale	(2,744)	—
March 31, 2024	$12,483	13

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of March 31, 2025 and December 31, 2024, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

	Facility Count and Type							As of March 31, 2025
Loans Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of March 31, 2025	Fair Value as of March 31, 2025(1)	Fair Value as of December 31, 2024(1)	Weighted Average Contractual Interest Rate(2), (3)	Maturity Date
Mortgage secured loans receivable(4)	61	4	19	2	$654,040	$658,427	$660,392	8.8%	5/31/2025 - 9/30/2039
Mezzanine loans receivable(4)	41	4	2	—	88,676	87,173	80,612	12.8%	7/25/2027 - 12/31/2034
Total					$742,716	$745,600	$741,004
								As of March 31, 2025
					Principal Balance as of March 31, 2025	Book Value as of March 31, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate	Maturity Date
Preferred equity					$53,782	$54,199	$54,199	11.1%	N/A
Total					$53,782	$54,199	$54,199
	Facility Count and Type							As of March 31, 2025
Financing Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of March 31, 2025	Fair Value as of March 31, 2025(5)	Fair Value as of December 31, 2024(5)	Weighted Average Effective Interest Rate(6)	Maturity Date
Financing Receivable	39	—	5	2	$95,723	$96,628	$96,004	12.0%	11/30/2039
Total					$95,723	$96,628	$96,004
(1)Fair value of mortgage secured loans receivable includes $4.6 million and $3.4 million of accrued interest as of March 31, 2025 and December 31, 2024, respectively. Fair value of mezzanine loans receivable includes $1.0 million and $0.9 million of accrued interest as of March 31, 2025 and December 31, 2024, respectively.
(2)Rates are net of subservicing fee, if applicable.
(3)Three mortgage secured loans receivable and two mezzanine loans receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of March 31, 2025 was 4.32%.
(4)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable facility counts are included in both respective totals.
(5)Fair value of financing receivable includes $0.9 million and $0.3 million of accrued interest as of March 31, 2025 and December 31, 2024, respectively.
(6)The Company leased these facilities back to the seller under a 15-year contract, with two five-year renewal options. The agreement provides for an initial contractual cash yield of 11.0% for the first three years, with annual CPI-based escalators beginning in year four, subject to a 3% cap. The agreement provides for deferred payments equal to 2.0% of the contractual cash yield in the first year and 0.5% of the contractual cash yield in the second year. The agreement also provides for purchase options. At the time the seller-lessee exercises its purchase options, option proceeds will be used to repay any outstanding deferred payments as well as additional payments such that the Company receives a contractual cash yield of 12.5% on its gross investment in the applicable properties through the option exercise date. If any deferred amounts remain unpaid, beginning in year eight, the deferred amounts are to be repaid in 24 equal monthly payments. The Company has not received notice of exercise for the purchase option period currently open.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other real estate related investments activity for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Origination of other real estate related investments	$6,389	$53,165
Accrued interest, net	1,280	425
Unrealized gain (loss) on other real estate related investments, net	1,287	(612)
Prepayments of other real estate related investments	(4,360)	—
Net change in other real estate related investments	$4,596	$52,978
2025 Other Real Estate Related Investment Transactions
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
In February 2025, the Company received a partial prepayment on one mortgage loan in the amount of $4.4 million in connection with the borrower’s election to release one skilled nursing facility from the loan. The remaining outstanding balance of $2.9 million was subsequently paid off, see Note 15, Subsequent Events, for additional information.
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
Financing Receivable
On December 5, 2024, the Company invested $95.7 million, exclusive of transaction costs, to acquire a portfolio of 46 properties in Illinois in a sale and leaseback transaction with affiliates of Cascade Capital Partners, LLC (“Cascade”). In connection with the transaction, the Company entered into a new triple-net master lease with Cascade and provided Cascade with options to repurchase the properties, structured over multiple tranches, with various option window start dates, beginning December 1, 2024, and open through the remainder of the 15-year term. As such, the Company determined that the sale and leaseback transaction met the accounting criteria to be presented as a financing receivable on its consolidated balance sheets and recorded interest income from financing receivable on its consolidated statements of operations. Interest income is based on an imputed interest rate over the term of the applicable financing arrangement and as a result the interest recognized in any particular period will not equal the cash payments from the agreement in that period. Cash received from the financing receivable was $2.2 million during the three months ended March 31, 2025. The Company elected the fair value option for the financing receivable.
Other Loans Receivables
As of March 31, 2025 and December 31, 2024, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of March 31, 2025
Investment	Principal Balance as of March 31, 2025	Book Value as of March 31, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$21,757	$21,820	$22,010	9.0%	9/30/2025 - 12/31/2027
Expected credit loss	—	(6,994)	(6,994)
Total	$21,757	$14,826	$15,016
The following table summarizes the Company’s other loans receivable activity for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Principal payments	$(222)	$—
Accrued interest, net	32	—
Net change in other loans receivable	$(190)	$—
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the three months ended March 31, 2025 and 2024, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
Investment	2025	2024
Mortgage secured loans receivable	$14,388	$3,772
Mezzanine loans receivable	2,821	1,895
Preferred equity investment	1,497	68
Other loans receivable	334	331
Financing receivable	2,807	—
Other(1)	3,128	3,502
Total	$24,975	$9,568
(1) Other income is comprised of interest income on money market funds and escrow deposits.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Assets:
Mortgage secured loans receivable	$—	$—	$658,427	$658,427
Mezzanine loans receivable	—	—	87,173	87,173
Financing receivable	—	—	96,628	96,628
Total	$—	$—	$842,228	$842,228

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$660,392	$660,392
Mezzanine loans receivable	—	—	80,612	80,612
Financing receivable	—	—	96,004	96,004
Total	$—	$—	$837,008	$837,008

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance at December 31, 2024	$660,392	$80,612	$96,004
Originations	—	6,389	—
Accrued interest, net	1,173	107	624
Unrealized gain, net	1,222	65	—
Payments	(4,360)	—	—
Balance as of March 31, 2025	$658,427	$87,173	$96,628
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended March 31, 2025, the Company recorded a net unrealized gain of $1.3 million on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. During the three months ended March 31, 2024, the Company recorded an unrealized loss of $0.8 million on the Company’s secured and mezzanine loans receivable due to rising interest rates, partially offset by unrealized gains of $0.2 million due to increases in expected cash flows on floating rate loans. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of March 31, 2025 and December 31, 2024, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of March 31, 2025:

Type	Book Value as of March 31, 2025	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$658,427	Discounted cash flow	Discount Rate	8% - 14%
Mezzanine loans receivable	87,173	Discounted cash flow	Discount Rate	12% - 14%

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Financing receivable: The fair value was determined using a widely accepted valuation technique, discounted cash flow analysis, on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at March 31, 2025 was 12%.
For the three months ended March 31, 2025, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 7, Debt, below) as of March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

		March 31, 2025			December 31, 2024
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$53,782	$54,199	$54,199	$53,782	$54,199	$54,199
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$397,149	$374,880	$400,000	$396,927	$381,812

Cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.

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

7. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025			December 31, 2024
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(2,851)	$397,149	$400,000	$(3,073)	$396,927
Unsecured revolving credit facility(1)	425,000	—	425,000	—	—	—
	$825,000	$(2,851)	$822,149	$400,000	$(3,073)	$396,927
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

Unsecured Revolving Credit Facility
On December 18, 2024, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a third amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Third Amended Credit Agreement”). The Third Amended Credit Agreement, which amends and restates the Second Amended Credit Agreement (as defined below) provides for an upsized unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments. Future borrowings under the Third Amended Revolving Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
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
As of March 31, 2025, the Operating Partnership had borrowings outstanding of $425.0 million under the Third Amended Revolving Facility.
The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at the sole discretion of the Operating Partnership, two six-month extension options.
The Third Amended Credit Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Third Amended Credit Agreement (other than the Operating Partnership). The Third Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend organizational documents and pay certain dividends and other restricted payments. The Third Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum secured debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio and a minimum unsecured interest coverage ratio. The Third Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Third Amended Credit Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency.
As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.
8. EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Common Stock
At-The-Market Offering—On January 21, 2025, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated its previous $750.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.

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
The following table summarizes the ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Number of shares	553	11,600
Average sales price per share	$28.87	$23.55
Gross proceeds(1)	$15,964	$273,233
(1) Total gross proceeds is before $0.2 million and $3.4 million of commissions paid to the sales agents during the three months ended March 31, 2025 and 2024, respectively, under the ATM Program.
As of March 31, 2025, the Company had $734.0 million available for future issuances under the New ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first three months of 2025 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2025
Dividends declared per share	$0.335
Dividends payment date	April 15, 2025
Dividends payable as of record date	$63,053
Dividends record date	March 31, 2025
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
As of March 31, 2025, the redeemable noncontrolling interest did not meet the conditions for redemption.

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
Under the Plan, restricted stock awards (“RSAs”) typically vest in equal annual installments over a three year period. The board of directors granted certain RSAs in 2025 (“2025 RSAs”) which vest in one installment over one year. RSAs granted to non-employee members of the board of directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Relative total shareholder return units (“TSR Units”) granted since 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award activity for the three months ended March 31, 2025:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2024	552,999	$23.86
Granted:
RSAs	137,920	27.17
Vested	(145,951)	21.16
Unvested balance at March 31, 2025	544,968	$25.42
As of March 31, 2025, the weighted-average remaining vesting period of such awards was 2.0 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$3,909	$2,120
As of March 31, 2025, there was $15.8 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

10. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three months ended March 31, 2025 and 2024, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to CareTrust REIT, Inc.	$65,802	$28,746
Less: Net income allocated to participating securities	(183)	(96)
Numerator for basic and diluted earnings available to common stockholders	$65,619	$28,650
Denominator:
Weighted-average basic common shares outstanding	187,152	132,836
Dilutive potential common shares - TSR Units	264	366
Weighted-average diluted common shares outstanding	187,416	133,202

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.35	$0.22
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.35	$0.22
Antidilutive unvested RSAs excluded from the computation(1)	545	330
(1)For the three months ended March 31, 2025 and 2024, RSAs are antidilutive.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. SEGMENT REPORTING
The Company represents a single reportable segment, based on how its chief operating decision maker (“CODM”) evaluates the businesses and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on consolidated net income that is also reported on the condensed consolidated income statements. The CODM does not review segment assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. The CODM uses net income to evaluate the performance of the Company in deciding whether to reinvest profits into the Company.
The CODM evaluates performance based on net income, as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$71,646	$53,502
Interest income from financing receivable	2,807	—
Interest income from other real estate related investments and other income	22,168	9,568
Total revenues	96,621	63,070
Expenses:
Depreciation and amortization	17,841	13,448
Interest expense	6,669	8,228
Property taxes	2,065	1,801
Impairment of real estate investments	—	2,744
Transaction costs	888	—
Property operating expenses	105	660
General and administrative
Cash compensation	2,090	1,765
Incentive compensation	1,225	1,500
Share-based compensation	3,909	2,120
Professional services	876	738
Taxes and insurance	218	205
Other expenses(1)	705	510
Total general and administrative	9,023	6,838
Total expenses	36,591	33,719
Other income (loss):
Gain on sale of real estate, net	3,876	11
Unrealized gain (loss) on other real estate related investments, net	1,287	(612)
Total other income (loss)	5,163	(601)
Net income	65,193	28,750
Net (loss) income attributable to noncontrolling interests	(609)	4
Net income attributable to CareTrust REIT, Inc.	$65,802	$28,746
(1)Other expenses include certain overhead expenses.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

12. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs.
The following table summarizes the contributions to joint ventures that are consolidated variable interest entities through March 31, 2025 (dollars in thousands):

					Gross Investment
Investment Year		State	Facility Type	Number of Facilities	CTRE	Noncontrolling Interests	Total
2023		CA	SNF	1	$25,459	$653	$26,112
2023		CA	SNF	2	34,269	879	35,148
2024		CA	ALF	1	10,760	276	11,036
2024		CA	Multi-service campuses	2	28,076	720	28,796
2024		CA	SNF	1	24,503	628	25,131
2024 / 2025	(1)	TN, AL	SNF	28	442,327	19,156	461,483
2024 / 2025	(2)	-	-	-	33,663	867	34,530
Total				35	$599,057	$23,179	$622,236
(1) The noncontrolling interest is classified as a redeemable noncontrolling interest on the consolidated balance sheets.
(2) The Company entered into a joint venture to acquire real estate. The gross investment amounts represent a deposit. See Note 15, Subsequent Events, for additional information.
Pursuant to the Company’s joint ventures (“JVs”), the Company typically contributes at least 90% of the JV’s total investment amount and receives 100% of the preferred equity interest in the JV and a 50% common equity interest in the JV. The Company’s JV partner contributes the remaining total investment amount in exchange for a 50% common equity interest in the JV.
Total assets and total liabilities include VIE assets and liabilities as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Assets:
Real estate investments, net	$581,959	$565,959
Cash and cash equivalents	6,762	6,506
Accounts and other receivables	32	—
Prepaid and other assets	41,078	8,317
Total assets	629,831	580,782
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	7,847	10,332
Total liabilities	$7,847	$10,332
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
The table below summarizes the Company’s existing, known commitments and contingencies as of March 31, 2025 (in thousands):

Remaining Commitment
Capital expenditures(1)	$7,163
Mortgage loans(2)	9,066
Other loans receivable(3)	12,166
Earn-out obligation(4)	10,000
$38,395
(1)As of March 31, 2025, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $7.2 million, of which $6.3 million is subject to rent increase at the time of funding.
(2)Includes an earn-out advance of $9.0 million related to one mortgage loan, upon satisfaction of certain conditions.
(3)Represents non-real estate secured loan commitments.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major operator concentration – The Company has operators from which it derived 10% or more of its revenue for the three months ended March 31, 2025 and 2024. The following table sets forth information regarding the Company’s major operators as of March 31, 2025 and 2024:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
Operator/Borrower	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended
March 31, 2025(1)
Ensign(2)	89	7	7	9,288	843	661	21%
PACS(2)	23	3	—	2,809	322	—	11%

March 31, 2024(1)
Ensign(2)	85	8	7	9,024	997	661	30%
Priority Management Group	13	2	—	1,742	402	—	13%
(1) The Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements.
(2) Ensign and the PACS Group, Inc. (“PACS”) are subject to the registration and reporting requirements of the SEC and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign and PACS’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its revenue for the three months ended March 31, 2025 and 2024:

	Number of Facilities			Number of Beds/Units			Percentage of Total Revenue
State	SNF	Campus	ALF/ILF	SNF	Campus	ALF/ILF	Three Months Ended
March 31, 2025(1)
CA	42	12	11	4,979	2,004	1,032	23%
TX	38	3	2	4,772	476	212	12%
TN	29	—	—	3,098	—	—	12%

March 31, 2024(1)
CA	42	9	9	5,000	1,527	723	31%
TX	41	4	2	5,193	630	212	20%
(1) Based on the Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements.
15. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.
Recent Acquisitions
On April 1, 2025, the Company purchased one multi-service campus in California for $34.7 million, inclusive of transaction costs, through a JV. The Company contributed $33.8 million to the JV. In exchange, the Company holds 100% of the preferred equity interests in the JV and 50% of the common equity interest in the JV. The JV partner contributed the remaining $0.9 million of the total investment in exchange for 50% of the common equity interest in the JV. In connection with the acquisition of the facility, subsidiaries of the JV entered into a new master lease with affiliates of Ensign. The master lease has an initial term of approximately 15 years, with two five-year renewal options. Annual cash rent under the lease is $3.5 million, with annual CPI-based escalators. See Note 12, Variable Interest Entities, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Mortgage Loan Prepayment
In April 2025, one mortgage loan with a principal balance of $2.9 million was fully prepaid, including all unpaid accrued interest.
At-The-Market Offering of Common Stock
In April 2025, the Company sold 3.4 million shares under the ATM Program for gross proceeds of $99.5 million at an average sales price per share of $28.90.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the possibility of an offer or firm intention to make an offer for Care REIT plc by any third party; (ii) our ability to complete the acquisition of Care REIT, integrate its operations and achieve the benefits expected to result from the acquisition; (iii) the ability and willingness of our tenants and borrowers to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (iv) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (v) the impact of healthcare reform legislation, including minimum staffing level requirements, on the operating results and financial conditions of our tenants and borrowers; (vi) the ability of our tenants and borrowers to comply with applicable laws, rules and regulations in the operation of the properties we lease to them or finance; (vii) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (viii) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (ix) the ability to generate sufficient cash flows to service our outstanding indebtedness; (x) access to debt and equity capital markets; (xi) fluctuating interest rates; (xii) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xiii) the ability to retain our key management personnel; (xiv) the ability to maintain our status as a real estate investment trust (“REIT”); (xv) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xvi) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xvii) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties. As of March 31, 2025, we owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 255 skilled nursing facilities (“SNFs”), multi-service campuses, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 27,672 operational beds and units located in 32 states with the highest concentration of properties by rental income located in California, Texas and Tennessee. As of March 31, 2025, we also had other real estate related investments consisting of three preferred equity investments, 15 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $799.8 million and one financing receivable with a carrying value of $96.6 million.

Recent Developments
Planned Acquisition
On March 11, 2025, the Company announced (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the “Code”) a firm intention to make a cash offer (the “Offer”) to acquire (the “Acquisition”), through its wholly-owned direct subsidiary, CR United Bidco Limited (“Bidco”), the entire issued and to be issued ordinary share capital (other than Scheme Restricted Shares (as defined in the Rule 2.7 Announcement)) of Care REIT plc (“Target”). Target is a UK-based real estate investment trust listed on the Main Market of the London Stock Exchange focused on investment in care homes throughout the United Kingdom. The Acquisition is intended to be effected by means of a scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act 2006.
Under the terms of the Scheme, Target shareholders, other than any Sanctions Disqualified Shareholders (as defined in the Rule 2.7 Announcement) will be entitled to receive 108 pence in cash for each Target share they hold, which values the Target’s existing issued and to be issued ordinary share capital at approximately $597 million, and, together with the assumption of Target’s net debt of approximately $259 million, represents a total purchase price of approximately $856 million. Payments will be in Great British Pounds but are expressed in US dollars based on the exchange rate of 0.7501 GBP to 1.00 USD on April 30, 2025.
The transaction has been unanimously approved by the boards of directors of both the Company and Target and has also been approved by the requisite majorities of Target shareholders at the Target shareholder meetings convened to approve it. Completion of the acquisition is further conditioned on (i) sanction of the Scheme by the High Court of Justice of England and Wales and (ii) other customary conditions (the “Conditions”). The Offer is subject to termination if not completed by 11:59 pm (London time) on July 9, 2025 (or such later date (if any) as the Company and Target may agree with the consent of the United Kingdom Panel on Takeovers and Mergers and as the Court may approve (if such approval(s) is/are required)).
Subject to the satisfaction or waiver of the Conditions, it is expected that the Acquisition will be completed in May 2025.

Market Trends and Uncertainties
Recent macroeconomic conditions, particularly market uncertainty, declining consumer sentiment, inflation (including higher supply costs and shortages), elevated interest rates and related changes to consumer spending, has adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Higher interest rates and market volatility have also increased our costs of capital to finance acquisitions and increased our borrowing costs. We continue to monitor changes in the interest rate environment and the effect of changing rates on our business. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
As a result of impacts experienced by our operators due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full has been negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended March 31, 2025, we collected 99.2% of contractual rents and interest due from our operators and borrowers excluding cash deposits. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.

Regulatory Updates
In April 2025, the Centers for Medicare and Medicaid Services (“CMS”) proposed a payment rate update to SNF reimbursements for fiscal 2026, which includes a net increase of 2.8% in Medicare Part A payments to SNFs. In July 2024, CMS approved its payment rate update to SNF reimbursements for fiscal year 2025, which includes a net increase of 4.2%, or approximately $1.4 billion, in Medicare Part A payments to SNFs. These increases are expected to partially offset some of our tenants’ higher operating costs.
In April 2025, a U.S. District Court vacated a CMS final rule regarding minimum staffing requirements, which was previously issued on April 22, 2024 and consisted of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule included a staggered implementation approach for which CMS was required to publish additional details on compliance as the implementation dates approached. The rule also included possible waivers and temporary hardship exemptions for select facilities; however, no funding for the additional staff would be provided.
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
Recent Investments
The following table summarizes our acquisitions from January 1, 2025 through May 1, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$20,448	$2,000	1	124
Multi-service campuses(5)	34,662	3,479	1	223
Assisted living	20,637	1,896	1	160
Total	$75,747	$7,375	3	507
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes one SNF held through a joint venture. See Note 3, Real Estate Investments, Net, and Note 12, Variable Interest Entities, for additional information.
(5)Includes one multi-service campus held through a joint venture.
The following table summarizes our other real estate related investments from January 1, 2025 through May 1, 2025 (dollars in thousands):

Investment Type	Investment	Annual Initial Interest Income(1)	Number of Properties	Number of Beds/Units(2)
Mezzanine loans receivable	$6,389	$842	1	148
Total	$6,389	$842	1	148
(1)Represents annualized acquisition-date interest income, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate at loan origination.
(2)The number of beds/units includes operating beds at the investment date.
At-The-Market Offering of Common Stock
On January 21, 2025, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $750.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program. There were no outstanding ATM forward contracts that had not settled as of March 31, 2025.
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

The following tables summarize the ATM Program activity for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts).

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Number of shares	553	11,600
Average sales price per share	$28.87	$23.55
Gross proceeds(1)	$15,964	$273,233
(1) Total gross proceeds is before $0.2 million and $3.4 million of commissions paid to the sales agents during the three months ended March 31, 2025 and 2024, respectively, under the ATM Program.
As of March 31, 2025, we had $734.0 million available for future issuances under the New ATM Program. In April 2025, we sold 3.4 million shares for gross proceeds of $99.5 million at an average sales price per share of $28.90. As of May 1, 2025, we had $634.5 million available for future issuances under the New ATM Program.
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
We did not recognize any impairment charges during the three months ended March 31, 2025. During the three months ended March 31, 2024, we recognized an impairment charge of $2.7 million related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.
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
The following table summarizes our dispositions for the three months ended March 31, 2025 (dollars in thousands):

For the Three Months Ended March 31,
2025
Number of facilities(1)	5
Net sales proceeds	$44,401
Net carrying value	40,525
Net gain on sale	$3,876
(1) One non-operational previously impaired facility sold during the three months ended March 31, 2025 was not classified as held for sale as of December 31, 2024.
The following table summarizes our assets held for sale activity for the period presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2024	$57,261	10
Assets sold	(40,525)	(4)
March 31, 2025	$16,736	6

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	March 31, 2025	December 31, 2024
	(dollars in thousands)
Revenues:
Rental income	$71,646	$62,199	$9,447	15%
Interest income from financing receivable	2,807	1,009	1,798	178%
Interest income from other real estate related investments and other income	22,168	23,736	(1,568)	(7)%
Expenses:
Depreciation and amortization	17,841	15,514	2,327	15%
Interest expense	6,669	5,122	1,547	30%
Property taxes	2,065	1,946	119	6%
Impairment of real estate investments	—	5,353	(5,353)	(100)%
Transaction costs	888	1,326	(438)	(33)%
Provision for loan losses, net	—	4,900	(4,900)	(100)%
Property operating expenses	105	1,322	(1,217)	(92)%
General and administrative	9,023	9,286	(263)	(3)%
Other income:
Gain on sale of real estate, net	3,876	46	3,830	*
Unrealized gain on other real estate related investments, net	1,287	9,734	(8,447)	(87)%
Net income
Net loss attributable to noncontrolling interests	(609)	(180)	(429)	238%
•Not meaningful
Rental income. Rental income increased by approximately $9.4 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2025	December 31, 2024
Contractual cash rent	$68,500	$59,690	$8,810
Tenant reimbursements	2,276	1,603	673
Total contractual rent	70,776	61,293	9,483
Straight-line rent	(7)	(7)	—
Amortization of lease incentives	(49)	(13)	(36)
Amortization of below market leases	926	926	—
Total amount in rental income	$71,646	$62,199	$9,447
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $9.5 million due to a $9.1 million increase in rental income from real estate investments made after September 30, 2024, an increase of $0.7 million in tenant reimbursements, a $0.5 million increase in rental rates for our existing tenants, and an increase of $0.1 million related to the transfer of one facility to a new operator, partially offset by a $0.7 million decrease due to assets sold during the first quarter of 2025 and a $0.2 million decrease in rental income recognized related to certain tenants on a cash basis method of accounting.
Interest income from financing receivable. The $1.8 million increase in interest income from financing receivable was due to an investment classified as a financing receivable in December 2024.
Interest and other income. The $1.6 million, or 7%, decrease in interest and other income was primarily due to a decrease of $1.8 million of interest earned on money market funds and escrow deposits and a decrease of $0.4 million of interest income due to a lower number of days during the three months ended March 31, 2025 compared to the three months ended December 31, 2024, partially offset by an increase of $0.6 million of interest income on new loan investments made after September 30, 2024.
Depreciation and amortization. The $2.3 million, or 15%, increase in depreciation and amortization was primarily due to an increase of $2.9 million due to acquisitions and capital improvements made after September 30, 2024, partially offset by a decrease of $0.5 million due to classifying assets as held for sale after September 30, 2024 and a decrease of $0.1 million due to assets becoming fully depreciated after September 30, 2024.
Interest expense. Interest expense increased by approximately $1.5 million as detailed below:

Change in interest expense for the three months ended March 31, 2025 compared to the three months ended December 31, 2024
(in thousands)
Increases to interest expense due to:
Increase in outstanding borrowing amount for the Revolving Facility	$1,421
Other changes in interest expense	126
Total change to interest expense	$1,547
Property taxes. The $0.1 million, or 6%, increase in property taxes was primarily due to an increase of $0.2 million due to reassessments and increased effective tax rates, partially offset by a decrease of $0.1 million related to properties that were sold subsequent to September 30, 2024.
Impairment of real estate investments. During the three months ended December 31, 2024, we recognized impairment charges of $5.4 million related to properties we plan to sell or repurpose or have sold. No impairment charges were recognized during the three months ended March 31, 2025.
Transaction costs. During the three months ended March 31, 2025, we recognized $0.9 million of unsuccessful acquisition pursuit costs that we classify as transaction costs. During the three months ended December 31, 2024, we recognized $1.3 million of transaction costs related to the investment in a financing receivable for which we elected the fair value option.
Provision for loan losses, net. During the three months ended December 31, 2024, we recorded a $4.9 million expected credit loss related to one other loan receivable with a principal balance of $4.9 million that has been placed on non-accrual status. No provision for loan losses was recognized during the three months ended March 31, 2025.
Property operating expenses. During the three months ended March 31, 2025, we recognized $0.5 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold, partially offset by $0.4 million in recoveries. During the three months ended December 31, 2024, we recognized $1.3 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.
General and administrative expense. General and administrative expense decreased by $0.3 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2025	December 31, 2024
Share-based compensation	$3,909	$1,461	$2,448
Cash compensation	2,090	1,597	493
Incentive compensation	1,225	4,199	(2,974)
Professional services	876	848	28
Taxes and insurance	218	258	(40)
Other expenses	705	923	(218)
General and administrative expense	$9,023	$9,286	$(263)

Gain on sale of real estate, net. During the three months ended March 31, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three SNFs and one multi-service campus. During the three months ended December 31, 2024, we recorded a $46,000 gain on sale of real estate related to the sale of three ALFs.
Unrealized gain on other real estate related investments, net. During the three months ended March 31, 2025, we recorded $1.8 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.5 million, to bring the interest rates in line with market rates. During the three months ended December 31, 2024, we recorded $11.1 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $1.4 million, primarily due to a decrease in interest rates.
Net loss attributable to noncontrolling interests. The $0.4 million increase in net loss attributable to noncontrolling interests was due to an investment entered into subsequent to September 30, 2024.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	March 31, 2025	March 31, 2024
	(dollars in thousands)
Revenues:
Rental income	$71,646	$53,502	$18,144	34%
Interest income from financing receivable	2,807	—	2,807	*
Interest income from other real estate related investments and other income	22,168	9,568	12,600	132%
Expenses:
Depreciation and amortization	17,841	13,448	4,393	33%
Interest expense	6,669	8,228	(1,559)	(19)%
Property taxes	2,065	1,801	264	15%
Impairment of real estate investments	—	2,744	(2,744)	(100)%
Transaction costs	888	—	888	*
Property operating expenses	105	660	(555)	(84)%
General and administrative	9,023	6,838	2,185	32%
Other income (loss):
Gain on sale of real estate, net	3,876	11	3,865	*
Unrealized gain (loss) on other real estate related investments, net	1,287	(612)	1,899	(310)%
Net income
Net (loss) income attributable to noncontrolling interests	(609)	4	(613)	*
•Not meaningful
Rental income. Rental income increased by $18.1 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2025	March 31, 2024
Contractual cash rent	$68,500	$51,430	$17,070
Tenant reimbursements	2,276	1,504	772
Total contractual rent	70,776	52,934	17,842
Straight-line rent	(7)	(7)	—
Amortization of lease incentives	(49)	—	(49)
Amortization of below market leases	926	575	351
Total amount in rental income	$71,646	$53,502	$18,144
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $17.8 million due to an $18.4 million increase in rental income from real estate investments made after December 31, 2023, a $1.6 million increase in rental rates for our existing tenants and a $0.8 million increase in tenant reimbursements, partially offset by a $2.3 million decrease in rental income recognized related to certain tenants on a cash basis method of accounting and a $0.7 million decrease in rental income related to dispositions made after December 31, 2023.
Interest income from financing receivable. During the three months ended March 31, 2025, we recorded $2.8 million of interest income related to an investment classified as a financing receivable in December 2024.
Interest income from other real estate related investments and other income. The $12.6 million increase in interest and other income was primarily due to an increase of $13.2 million due to the origination of loans receivable after December 31, 2023 and an increase of $0.1 million due to originations of other loans, partially offset by a decrease of $0.4 million of interest income on money market funds and escrow deposits, a decrease of $0.2 million related to a partial prepayment and a $0.1 million decrease of interest income due to placing one other loan on non-accrual status.
Depreciation and amortization. The $4.4 million, or 33%, increase in depreciation and amortization was primarily due to an increase of $5.9 million related to acquisitions and capital improvements made after December 31, 2023, partially offset by a decrease of $0.9 million due to classifying assets as held for sale after December 31, 2023 and a decrease of $0.6 million due to assets becoming fully depreciated after December 31, 2023.
Interest expense. Interest expense decreased by $1.6 million as detailed below:

Change in interest expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024
(in thousands)
Decreases to interest expense due to:
Decrease due to prepayment of Term Loan	$(3,558)
Total decreases to interest expense	(3,558)
Increases to interest expense due to:
Increase in outstanding borrowing amount for the Revolving Facility	1,421
Other changes in interest expense	578
Total increases to interest expense	1,999
Total change in interest expense	$(1,559)
Property taxes. The $0.3 million, or 15%, increase in property taxes was due to a $0.5 million increase related to acquisitions made after December 31, 2023, partially offset by a decrease of $0.1 million due to reassessments and a decrease of $0.1 million related to properties that were sold subsequent to December 31, 2023.
Impairment of real estate investments. During the three months ended March 31, 2024, we recognized impairment charges of $2.7 million related to properties classified as held for sale. We did not recognize any impairment charges during the three months ended March 31, 2025.
Transaction costs. During the three months ended March 31, 2025, we recognized $0.9 million of unsuccessful acquisition pursuit costs that we classify as transaction costs. We did not recognize any transaction costs during the three months ended March 31, 2024.
Property operating expenses. During the three months ended March 31, 2025, we recognized $0.5 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold, partially offset by $0.4 million in recoveries. During the three months ended March 31, 2024, we recognized $0.7 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant or have sold.

General and administrative expense. General and administrative expense increased by $2.2 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2025	March 31, 2024
Share-based compensation	$3,909	$2,120	$1,789
Cash compensation	2,090	1,765	325
Incentive compensation	1,225	1,500	(275)
Professional services	876	738	138
Taxes and insurance	218	205	13
Other expenses	705	510	195
General and administrative expense	$9,023	$6,838	$2,185
Gain on sale of real estate, net. During the three months ended March 31, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three SNFs and one multi-service campus. During the three months ended March 31, 2024, we recorded an $11,000 gain on sale of real estate, net related to the sale of one SNF and one ALF.
Unrealized gain (loss) on other real estate related investments, net. During the three months ended March 31, 2025, we recorded $1.8 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.5 million, to bring the interest rates in line with market rates. During the three months ended March 31, 2024, we recorded a $0.8 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates, partially offset by unrealized gains of $0.2 million due to an increase in expected cash flows on floating rate loans.
Net loss (income) attributable to noncontrolling interests. The $0.6 million increase in net loss attributable to noncontrolling interests was due to an investment entered into subsequent to December 31, 2023.
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
In addition, in connection with our planned acquisition of Care REIT plc, we expect to pay an aggregate of approximately $597 million in cash to the Target shareholders, other than any Sanctions Disqualified Shareholders (as defined in the Rule 2.7 Announcement). We have deposited $606.0 million in an escrow account to be used to satisfy the purchase consideration in connection with planned acquisition, which is classified as restricted cash on our condensed consolidated balance sheet as of March 31, 2025. In connection with the planned acquisition, we would also assume Target’s net debt of approximately $259 million.
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and other investments (including mortgage and mezzanine loan originations), capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and seniors housing properties as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Third Amended Credit Facility (as defined below), future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.

We believe that our expected operating cash flow from rent collections and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the Third Amended Revolving Facility (as defined below) and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements, the financing of our planned acquisition of Care REIT plc and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
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
As of March 31, 2025, we are in compliance with all debt covenants on our outstanding indebtedness.
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$71,382	$48,820
Net cash used in investing activities	(35,910)	(123,241)
Net cash provided by financing activities	383,216	231,146
Net increase in cash, cash equivalents and restricted cash	418,688	156,725
Cash, cash equivalents and restricted cash as of the beginning of period	213,822	294,448
Cash, cash equivalents and restricted cash as of the end of period	$632,510	$451,173
Net cash provided by operating activities increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Operating cash inflows are derived primarily from the rental payments received under our lease agreements and interest income received on our other real estate related investments, including as a result of new investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $22.6 million in cash provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to an increase in rental income received, an increase in interest income received on our other real estate related investments, and a decrease in cash paid for interest expense, partially offset by an increase in cash paid for general and administrative expense.
Cash used in investing activities for the three months ended March 31, 2025 was primarily comprised of $82.6 million in acquisitions of real estate, investment in real estate related investments and escrow deposits for potential acquisitions of real estate and $2.3 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $44.4 million in net proceeds from the sale of real estate and $4.6 million in principal payments received from our other real estate related investments and other loans receivable. Cash used in investing activities for the three months ended March 31, 2024 was primarily comprised of $122.9 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate and $0.4 million of purchases of equipment, furniture and fixtures and improvements to real estate.

Our cash flows provided by financing activities for the three months ended March 31, 2025 were primarily comprised of $425.0 million in borrowings under our Third Amended Revolving Facility (as defined below), $15.5 million in net proceeds from the issuance of common stock and $1.4 million in contributions from noncontrolling interests, partially offset by $54.4 million in dividends paid, a $3.3 million net settlement adjustment on restricted stock, $0.9 million in distributions to noncontrolling interests, and a $0.1 million payment of deferred financing costs. Our cash flows provided by financing activities for the three months ended March 31, 2024 were primarily comprised of $269.8 million in net proceeds from the issuance of common stock and $0.4 million in contributions from noncontrolling interests, partially offset by $36.5 million in dividends paid and a $2.5 million net settlement adjustment on restricted stock.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Amended Credit Facility (as defined below). As of March 31, 2025, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
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

As of March 31, 2025, we had borrowings outstanding of $425.0 million under the Third Amended Revolving Facility. The Revolving Facility has a maturity date of February 9, 2029, and includes, at our sole discretion, two six-month extension options.
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
As of March 31, 2025, we were in compliance with all applicable financial covenants under the Third Amended Credit Agreement. See Note 7, Debt, to our condensed consolidated financial statements included in this report for further information about the Third Amended Credit Agreement.
Commitments and Contingencies
As of March 31, 2025, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased facilities totaling $7.2 million, of which $6.3 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. As of March 31, 2025, we have non-real estate secured loan commitments of $12.2 million. We are also party to a purchase and sale agreement which provides for an earn-out obligation of up to $10.0 million for one SNF in Virginia which was acquired during 2024. The earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026. In addition, one mortgage loan includes an earn-out advance of $9.0 million upon satisfaction of certain conditions. See Note 13, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 8, Equity, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended March 31, 2025.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness.
Our Third Amended Credit Agreement provides for revolving commitments in an aggregate principal amount of $1.2 billion from a syndicate of banks and other financial institutions.
The interest rates applicable to loans under the Revolving Facility are, at the Company’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Adjusted Term SOFR or Adjusted Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). As of March 31, 2025, we had borrowings outstanding of $425.0 million under the Third Amended Revolving Facility.
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
Based on our outstanding debt balance as of March 31, 2025 described above and the interest rates applicable to our outstanding debt at March 31, 2025, assuming a 100 basis point increase in the interest rates related to our variable rate debt, interest expense would have increased approximately $1.1 million for the three months ended March 31, 2025.
We may, in the future, manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, we had no swap agreements to hedge our interest rate risks. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below.
The intended benefits of the Care REIT acquisition may not be realized.
On March 11, 2025, we announced a firm intention to make a cash offer to acquire Care REIT plc (“Care REIT”), which owns 137 care homes across England, Scotland and Northern Ireland. The acquisition is intended to be implemented by means of a court-sanctioned scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act 2006. The transaction has been unanimously approved by the boards of directors of both the Company and Target and has been approved by the requisite majorities of Target shareholders at the Target shareholder meetings convened to approve the transaction. The closing is conditioned on (i) sanction of the Scheme by the High Court of Justice of England and Wales and (ii) other customary conditions. If these conditions are not satisfied, the Care REIT acquisition will not be completed and the market price of our common stock may be adversely affected.
Even if the Care REIT acquisition is successfully completed, the intended benefits may not be realized. The acquisition poses risks for our ongoing operations, including, among others; that senior management's attention may be diverted from the management of daily operations in our U.S. operations to the integration of the Care REIT properties; costs and expenses associated with any undisclosed or potential liabilities; that the Care REIT properties may not perform as well as anticipated; and unforeseen difficulties may arise in integrating operations in the United Kingdom into our company.
As a result of the foregoing, we cannot assure you that the Care REIT acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to complete the acquisition or realize the intended benefits of the Care REIT properties, the market price of our common stock may be adversely affected.
We will be subject to additional risks from our investment in Care REIT and any other international investments.
Care REIT will be our first major investment in the United Kingdom. We may also pursue other significant acquisition opportunities outside the United States, including in the United Kingdom and elsewhere in Europe. International investment may expose us to a variety of risks that are different from and in addition to those commonly found in our current markets. Our acquisition of Care REIT and any other investments we may make internationally will subject us to additional risks, including:
•complying with a wide variety of foreign laws;
•fluctuations in exchange rates between foreign currencies and the U.S. dollar and exchange controls;
•limited experience with local business and cultural factors that differ from our usual standards and practices;
•challenges in establishing effective controls and procedures to regulate operations in different regions;
•the impact of regional or country-specific business cycles and economic instability;
•the impact of extreme weather or weather-related conditions and other natural disasters that may affect specific locations in which our properties are located, including hurricanes, flash floods, sea-level rise and coastal erosion, that may affect Care REIT' properties or other properties we may acquire outside the United States; and
•political instability or civil unrest.
If we are unable to adequately address these risks, they could adversely affect our business, financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2025, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended March 31, 2025 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
January 1 - January 31, 2025	68,789	$26.50	—	$—
February 1 - February 28, 2025	—	—	—	—
March 1 - March 31, 2025	—	—	—	—
Total	68,789	$26.50	—

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of the Document

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

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

10.1
Equity Distribution Agreement, dated January 21, 2025, by and among CareTrust REIT, Inc., CTR Partnership, L.P. and (i) BMO Capital Markets Corp., BofA Securities, Inc., Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., M&T Securities, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC and (ii) Bank of Montreal, Bank of America, N.A., Huntington Securities, Inc., Jefferies LLC, JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Royal Bank of Canada, Robert W. Baird & Co. Incorporated and Wells Fargo Bank, National Association, including the form of master forward sale agreement included as Annex A thereto (Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on January 21, 2025, is incorporated herein by reference).

10.2
Co-operation Agreement, dated March 11, 2025, by and between Care REIT plc, CR United Bidco LTD and CTR Partnership, L.P. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025, is incorporated herein by reference).

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

CareTrust REIT, Inc.
May 1, 2025	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)