Form 10-Q
period 2025-06-30
CareTrust REIT, Inc.
filed 2025-08-06
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2025, there were 200,300,322 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets:
Real estate investments, net	$3,256,024	$2,226,740
Financing receivable, at fair value (including accrued interest of $1,607 as of June 30, 2025 and $281 as of December 31, 2024)	97,330	96,004
Other real estate related investments (including accrued interest of $4,980 as of June 30, 2025 and $4,725 as of December 31, 2024)	840,900	795,203
Assets held for sale, net	55,166	57,261
Cash and cash equivalents	306,051	213,822
Accounts and other receivables	2,687	1,174
Prepaid expenses and other assets, net	88,415	35,608
Deferred financing costs, net	9,958	11,204
Total assets	$4,656,531	$3,437,016
Liabilities and Equity:
Senior unsecured notes payable, net	$397,371	$396,927
Senior unsecured term loan, net	496,019	—
Secured notes payable	103,005	—
Secured revolving credit facilities	158,985	—
Accounts payable, accrued liabilities and deferred rent liabilities	109,073	56,318
Dividends payable	67,101	54,388
Total liabilities	1,331,554	507,633
Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	20,934	18,243

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 199,746,343 and 186,993,010 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,997	1,870
Additional paid-in capital	3,807,882	3,439,117
Cumulative distributions in excess of earnings	(528,376)	(532,570)
Accumulated other comprehensive income	19,029	—
Total stockholders’ equity	3,300,532	2,908,417
Noncontrolling interests	3,511	2,723
Total equity	3,304,043	2,911,140
Total liabilities and equity	$4,656,531	$3,437,016
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$86,033	$55,407	$157,679	$108,909
Interest income from financing receivable	2,886	—	5,693	—
Interest income from other real estate related investments and other income	23,550	13,484	45,718	23,052
Total revenues	112,469	68,891	209,090	131,961
Expenses:
Depreciation and amortization	21,215	13,860	39,056	27,308
Interest expense	13,038	8,679	19,707	16,907
Property taxes and insurance	2,117	1,976	4,182	3,777
Impairment of real estate investments	—	25,711	—	28,455
Transaction costs	61	—	949	—
Property operating expenses	938	255	1,043	915
General and administrative	12,549	6,136	21,572	12,974
Total expenses	49,918	56,617	86,509	90,336
Other income (loss):
Gain on sale of real estate, net	—	21	3,876	32
Unrealized gain (loss) on other real estate related investments, net	1,968	(1,877)	3,255	(2,489)
Gain on foreign currency transaction	4,413	—	4,413	—
Total other income (loss)	6,381	(1,856)	11,544	(2,457)
Income before income tax expense	68,932	10,418	134,125	39,168
Income tax expense	(1,030)	—	(1,030)	—
Net income	67,902	10,418	133,095	39,168
Net loss attributable to noncontrolling interests	(643)	(340)	(1,252)	(336)
Net income attributable to CareTrust REIT, Inc.	$68,545	$10,758	$134,347	$39,504

Earnings per common share attributable to CareTrust REIT, Inc:
Basic	$0.36	$0.07	$0.71	$0.28
Diluted	$0.35	$0.07	$0.70	$0.28
Weighted-average number of common shares:
Basic	192,444	144,895	189,813	138,866
Diluted	192,851	145,258	190,130	139,230
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$67,902	$10,418	$133,095	$39,168
Other comprehensive income (loss):
Foreign currency translation	20,175	—	20,175	—
Cash flow hedges	(1,146)	—	(1,146)	—
Total other comprehensive income	19,029	—	19,029	—
Total comprehensive income	86,931	10,418	152,124	39,168
Total comprehensive loss attributable to noncontrolling interests	(643)	(340)	(1,252)	(336)
Comprehensive income attributable to CareTrust REIT, Inc.	$87,574	$10,758	$153,376	$39,504

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2024	186,993,010	$1,870	$3,439,117	$(532,570)	$—	$2,908,417	$2,723	$2,911,140	$18,243
Issuance of common stock, net	553,023	6	15,556	—	—	15,562	—	15,562	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	123,915	1	(3,326)	—	—	(3,325)	—	(3,325)	—
Amortization of stock-based compensation	—	—	3,909	—	—	3,909	—	3,909	—
Common dividends ($0.335 per share)	—	—	—	(63,053)	—	(63,053)	—	(63,053)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)	(900)
Contributions from noncontrolling interests	—	—	—	—	—	—	642	642	768
Net income (loss)	—	—	—	65,802	—	65,802	106	65,908	(715)
Balance at March 31, 2025	187,669,948	1,877	3,455,256	(529,821)	—	2,927,312	3,469	2,930,781	17,396
Issuance of common stock, net	12,054,683	120	349,600	—	—	349,720	—	349,720	—
Vesting of stock-based compensation awards	21,712	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	3,026	—	—	3,026	—	3,026	—
Common dividends ($0.335 per share)	—	—	—	(67,100)	—	(67,100)	—	(67,100)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(35)	(35)	(1,220)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	5,478
Net income (loss)	—	—	—	68,545	—	68,545	77	68,622	(720)
Other comprehensive income	—	—	—	—	19,029	19,029	—	19,029	—
Balance at June 30, 2025	199,746,343	$1,997	$3,807,882	$(528,376)	$19,029	$3,300,532	$3,511	$3,304,043	$20,934
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2023	129,992,796	$1,300	$1,883,147	$(467,628)	$—	$1,416,819	$1,898	$1,418,717	$—
Issuance of common stock, net	11,600,000	116	269,671	—	—	269,787	—	269,787	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	119,369	1	(2,484)	—	—	(2,483)	—	(2,483)	—
Amortization of stock-based compensation	—	—	2,120	—	—	2,120	—	2,120	—
Common dividends ($0.29 per share)	—	—	—	(41,192)	—	(41,192)	—	(41,192)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(47)	(47)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	444	444	—
Net income	—	—	—	28,746	—	28,746	4	28,750	—
Balance at March 31, 2024	141,712,165	1,417	2,152,454	(480,074)	—	1,673,797	2,299	1,676,096	—
Issuance of common stock, net	12,145,000	122	302,327	—	—	302,449	—	302,449	—
Vesting of stock-based compensation awards	24,768	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	1,406	—	—	1,406	—	1,406	—
Common dividends ($0.29 per share)	—	—	—	(44,721)	—	(44,721)	—	(44,721)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	132	132	—
Net income (loss)	—	—	—	10,758	—	10,758	(340)	10,418	—
Balance at June 30, 2024	153,881,933	$1,539	$2,456,187	$(514,037)	$—	$1,943,689	$2,084	$1,945,773	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$133,095	$39,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	39,122	27,337
Amortization of deferred financing costs	1,898	1,228
Unrealized (gain) loss on other real estate related investments, net	(3,255)	2,489
Amortization of stock-based compensation	6,935	3,526
Straight-line rental income	(1,753)	14
Amortization of lease incentives	97	4
Amortization of above and below market leases	(1,899)	(1,150)
Noncash interest income	(1,581)	(1,813)
Gain on sale of real estate, net	(3,876)	(32)
Impairment of real estate investments	—	28,455
Change in operating assets and liabilities:
Accounts and other receivables	573	(719)
Prepaid expenses and other assets, net	(459)	(983)
Accounts payable, accrued liabilities and deferred rent liabilities	3,260	4,271
Net cash provided by operating activities	172,157	101,795
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(820,046)	(204,554)
Purchases of equipment, furniture and fixtures and improvements to real estate	(6,783)	(1,323)
Preferred equity investments	(30,000)	(9,000)
Investment in real estate related investments and other loans receivable	(21,715)	(244,825)
Principal payments received on real estate related investments and other loans receivable	9,857	—
Escrow deposits for potential acquisitions of real estate	(1,020)	(9,075)
Net proceeds from sales of real estate	44,401	140
Net cash used in investing activities	(825,306)	(468,637)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	365,282	572,236
Proceeds from the issuance of senior unsecured term loan	500,000	—
Proceeds from the secured borrowing	—	75,000
Borrowings under unsecured revolving credit facility	525,000	—
Payments on unsecured revolving credit facility	(525,000)	—
Payments of deferred financing costs	(4,189)	(24)
Net-settle adjustment on restricted stock	(3,325)	(2,483)
Dividends paid on common stock	(117,440)	(77,723)
Contributions from noncontrolling interests	6,888	576
Distributions to noncontrolling interests	(2,157)	(54)
Net cash provided by financing activities	745,059	567,528
Effect of foreign currency translation on cash and cash equivalents	319	—
Net increase in cash and cash equivalents	92,229	200,686
Cash and cash equivalents as of the beginning of period	213,822	294,448
Cash and cash equivalents as of the end of period	$306,051	$495,134
Supplemental disclosures of cash flow information:
Interest paid	$16,392	$15,289
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$12,713	$8,190
Right-of-use asset obtained in exchange for new operating lease obligation	$1,465	$—
Transfer of pre-acquisition costs to acquired assets	$—	$58
Sale of real estate settled with note receivable	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector located in the United States (“U.S.”) and the United Kingdom (“U.K.”). As of June 30, 2025, the Company owned, directly or through joint ventures, and leased to independent operators 400 skilled nursing facilities (“SNFs”), multi-service campuses, U.K. Care Homes (as defined below), assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 36,162 operational beds and units located in 32 states and the U.K. with the highest concentration of properties by rental income located in California, Texas, the U.K. and Tennessee. As of June 30, 2025, the Company also had other real estate related investments consisting of four preferred equity investments, 14 real estate secured loans receivable, and five mezzanine loans receivable with a carrying value of $840.9 million and one financing receivable with a carrying value of $97.3 million.
In the U.K., a care home (“U.K. Care Home”) is a residential setting that provides accommodation and personal care services for individuals who need assistance with daily living activities and are unable to manage independently in their own homes. U.K. Care Homes generally fall into two main categories: residential care homes and care homes with nursing (also called nursing homes). Residential care homes provide personal care and support for daily living activities like washing, dressing, and medication management, while care homes with nursing also offer 24/7 on-site nursing care for individuals with more complex medical needs.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements of the Company include the accounts of CareTrust REIT, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) over which the Company exercises control. All intercompany transactions and account balances within the Company have been eliminated, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
The U.S. Dollar (“USD”) is the reporting currency of the Company. Unless otherwise indicated, all dollar amounts are expressed in USD. The functional currency for our consolidated subsidiaries operating in the U.K. is the British Pound (“GBP”). For the consolidated subsidiaries whose functional currency is not USD, the Company translates the financial statements into USD at the time of consolidation. Balance sheet accounts are translated at the exchange rate in effect at the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss), as a separate component of equity. Income statement accounts are translated using the average exchange rate for the period.
The Company and certain of its consolidated subsidiaries have intercompany debt that is not denominated in the Company’s functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations within other income (loss), unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in accumulated other comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.
Income Taxes—In connection with the Acquisition (as defined in Note 3, Acquisitions), the Company is subject to certain foreign taxes. The Company’s foreign subsidiaries in the U.K. operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. All earnings of the Company’s foreign subsidiaries in excess of the amounts required to be distributed are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to the U.K. See Note 3, Acquisitions, for additional information. The expense associated with these taxes is included in income tax expense on the Company’s condensed consolidated income statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Derivative and Hedging Activities—The Company is exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of the Company’s investments in the U.K. and interest rate risk related to its capital structure. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and may utilize foreign currency forward contracts, interest rate swaps, interest rate caps and debt issued in foreign currencies to offset a portion of these risks.
Derivatives are financial arrangements among two or more parties with returns linked to or “derived” from an underlying equity, debt, commodity, other asset, liability, interest rate, foreign exchange rate or another index, or the occurrence or nonoccurrence of a specified event. The settlement of a derivative is determined by its underlying notional amount specified in the contract. Derivative contracts may be entered into outright or embedded within a non-derivative host contract, and may be listed, traded on exchanges or privately negotiated directly between two parties.
To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the condensed consolidated balance sheets. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the condensed consolidated balance sheets at fair value which is determined using a market approach and Level 2 inputs. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in accumulated other comprehensive income as a separate component of equity.
If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues its cash flow hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument.
Derivative Instruments Not Designated As Hedging Instruments—Certain derivative financial instruments, consisting of interest rate cap agreements, are used to manage the Company’s exposure to interest rate movements, but do not meet the accounting requirements to be classified as hedging instruments. These derivatives are carried at their fair value in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets. The changes in fair value of interest rate derivatives are recognized within interest expense on the Company’s condensed consolidated income statements.
Lessee Accounting— For operating leases greater than 12 months for which the Company is the lessee, such as ground leases, the Company recognizes a right-of-use (“ROU”) asset on its condensed consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term and are based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the Company’s incremental borrowing rate. In connection with the Acquisition (as defined in Note 3, Acquisitions), the Company recorded $30.0 million in ROU assets related to below market ground leases included in prepaid expenses and other assets, net on the condensed consolidated balance sheets.
3. ACQUISITIONS
Care REIT plc Asset Acquisition
On May 8, 2025, the Company closed its acquisition (the “Care REIT Acquisition”) of Care REIT plc (“Care REIT” or “Target”). In connection with this acquisition, on June 30, 2025, the Company also acquired substantially all of the assets of Impact Health Partners LLP, the investment manager of Care REIT (together with the Care REIT Acquisition, the “Acquisition”). The Company treats these acquisitions as a single transaction as they were entered into in contemplation of one another and were intended to achieve an overall economic effect by acquiring the assets of Care REIT and its associated operations.
The Care REIT Acquisition was implemented by means of a court-sanctioned scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act of 2006. Under the terms of the Scheme, Care REIT stockholders received 108 pence in cash per share, totaling approximately $595.4 million. At closing, the Company also

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

assumed Care REIT’s liabilities of approximately $290.9 million. In addition, the Company paid the partners of Impact Health Partners LLP approximately $6.8 million for substantially all of Impact Health Partners LLP’s assets.
Consideration and Purchase Price Allocation
The Acquisition was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, which requires that the cost of an acquisition is allocated on a relative fair value basis to the assets acquired and the liabilities assumed. The following table summarizes the fair value of total consideration transferred in the Acquisition (dollars in thousands):

Cash paid to Target shareholders	$595,420
Cash paid to Investment Manager	6,786
Transaction costs capitalized	20,706
Total Consideration	$622,912
The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed (dollars in thousands):

Real estate investments	$851,328
Cash and cash equivalents	8,856
Prepaid expenses and other assets	53,578
Accounts and other receivables	20
Accounts payable, accrued liabilities and deferred rent liabilities	(37,063)
Secured notes payable	(99,788)
Secured revolving credit facilities	(154,019)
Fair value of net assets acquired	$622,912

Fair Value Measurement
The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the closing date of the Acquisition. The methodology used to estimate the fair values to apply purchase accounting are summarized below.
•U.K. Care Homes: The Company engaged third party valuation specialists to calculate the fair value of the real estate assets acquired by the Company using standard valuation methodologies, including the cost and market approaches. The average remaining useful lives for real estate assets, excluding land, were reset to the following:

Average Useful Life (years)
Buildings	40
Site improvements	15
Above-market leases	22
Below-market leases	23
In-place leases	20
•All of the properties acquired are owned freehold, except for 14 which are held long leasehold for nominal rent. On the closing date of the Care REIT Acquisition, the Company recorded operating right-of-use assets of $30.0 million within prepaid expenses and other assets, net. The weighted average remaining useful lives of the acquired operating right-of-use assets are 1371 years.
•Other assets and liabilities: the carrying values of cash, interest rate derivatives, trade and other receivables, trade and other payables, other liabilities, and debt assumed approximate their fair values.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

4. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Land	$598,259	$367,044
Buildings and improvements	3,017,520	2,220,287
Integral equipment, furniture and fixtures	118,540	113,803
Identified intangible assets	39,268	4,388
Real estate investments	3,773,587	2,705,522
Accumulated depreciation and amortization(1)	(517,563)	(478,782)
Real estate investments, net	$3,256,024	$2,226,740
(1) As of June 30, 2025 and December 31, 2024, accumulated depreciation and amortization included $1.7 million and $1.2 million, respectively, of accumulated amortization related to in-place lease intangibles. The in-place lease intangibles are amortized over the term of each related lease.
As of June 30, 2025, all of the Company’s owned facilities held for investment were leased to various operators under triple-net leases. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) or Retail Price Index (“RPI”) (but not less than zero), some of which are subject to a floor and/or cap, or fixed rent escalators. As of June 30, 2025, 16 facilities were held for sale. See Note 5, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.
As of June 30, 2025, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements and assets held for sale, was as follows (dollars in thousands):

Year	Amount
2025 (six months)	$184,406
2026	371,778
2027	372,994
2028	373,429
2029	370,889
2030	366,916
Thereafter	2,834,337
Total	$4,874,749

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date(1)		Option Type(2)		Current Cash Rent(3)
SNF	1	March 2029	04/01/2022	(4)	A / B	(8)	$882
SNF	1	January 2030	02/01/2026	(4)	A		1,200
SNF / Campus	2	October 2032	03/05/2027	(5)	B		3,367	(9)
SNF / Campus	2	May 2034	06/01/2026	(6)	B		3,064	(10)
SNF	1	November 2034	12/01/2027	(4)	A		1,100
SNF	6	November 2039	12/01/2027	(7)	B		10,160
(1) The Company has not received notice of exercise for the option periods that are currently open.
(2) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(3) Based on annualized cash revenue for contracts in place as of June 30, 2025.
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
(8) Option reflects two option types.
(9) Option provides for purchase of any two of the three facilities. The current cash rent shown is an average of the range of $3.2 million to $3.5 million.
(10)     Option provides for purchase of any one of five facilities in the first option window and another one of five facilities in the second option window beginning June 1, 2027. The current cash rent shown is an average of the range of $2.7 million to $3.5 million. Provided the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have an option for all facilities then remaining in the master lease.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rental Income	2025	2024	2025	2024
Contractual rent due(1)	$83,348	$54,843	$154,124	$107,777
Straight-line rent	1,760	(7)	1,753	(14)
Amortization of lease incentives	(48)	(4)	(97)	(4)
Amortization of above and below-market lease intangibles	973	575	1,899	1,150
Total	$86,033	$55,407	$157,679	$108,909
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended June 30, 2025 and 2024 were $2.0 million and $1.9 million, respectively. Tenant operating expense reimbursements for the six months ended June 30, 2025 and 2024 were $4.2 million and $3.4 million, respectively.
Recent Real Estate Acquisitions

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$166,537	$16,100	11	973
U.K. Care Homes(5)	851,328	64,984	134	7,456
Multi-service campuses(6)	34,662	3,479	1	223
Assisted living	20,637	1,896	1	160
Total	$1,073,164	$86,459	147	8,812
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months, excluding inflation linked increases.
(3) The number of beds/units includes operating beds at the acquisition date.
(4) Includes 11 SNFs held through joint ventures. See Note 13, Variable Interest Entities, for additional information.
(5) Represents U.K. Care Homes acquired in connection with the Acquisition. See Note 3, Acquisitions, for additional information.
(6) Includes one multi-service campus held through a joint venture. See Note 13, Variable Interest Entities, for additional information.
Lease Amendments and Terminations
Amended Kalesta Lease. On February 28, 2025, the Company acquired one ALF. In connection with the acquisition, the Company amended its existing triple-net master lease with affiliates of Kalesta Healthcare, LLC (“Kalesta”) to include the one ALF and extended the initial lease term. The Kalesta master lease, as amended, had a remaining term at the date of amendment of approximately 15 years. Annual cash rent under the amended Kalesta master lease increased by approximately $1.9 million.
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
Effective May 1, 2025, two additional facilities previously operating under the Ridgeline master lease transferred operations to Jaybird under a separate master lease (“New Jaybird Lease”). The New Jaybird Lease has an initial term of 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the New Jaybird Lease, Jaybird will receive six months of abated rent, followed by twelve months of rent calculated as a percentage of tenants’ gross revenue, and the following twelve months will have a fixed annual cash rent amount of $1.9 million increasing annually based on CPI. Annual rent under the terminated master lease for the two ALFs was $1.8 million.
Four facilities which were under the Ridgeline master lease are currently held for sale.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

New SNF lease and Lease Termination. On December 31, 2023, the Company terminated its master lease with a skilled nursing operator. Effective January 1, 2024, in connection with the December 31, 2023 lease termination, one SNF was removed from the master lease, was classified as held for sale as of March 31, 2024 and was sold during the three months ended June 30, 2024. See Note 5, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information. In connection with the lease termination, the Company entered into a new triple-net master lease with a new skilled nursing operator with respect to one multi-service campus. The new master lease has an initial term of approximately 10 years with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new master lease was approximately $0.6 million and the master lease provides for partial rent abatement until required authorizations with respect to the ALF portion of the facility are obtained and occupancy levels reach a certain percentage.
5. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
The Company did not recognize any impairment during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recognized aggregate impairment charges of $25.7 million and $28.5 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.
As of June 30, 2025, there were 16 facilities classified as held for sale, all of which have been recorded at the lesser of their carrying value or fair value less estimated costs to sell.
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
Asset Sales and Held for Sale Reclassifications
The following table summarizes the Company’s dispositions for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of facilities(1)	—	1	5	3
Net sales proceeds(2)	$—	$94	$44,401	$1,140
Net carrying value	—	73	40,525	1,108
Net gain on sale	$—	$21	$3,876	$32
(1) One non-operational previously impaired facility sold during the six months ended June 30, 2025 was not classified as held for sale as of December 31, 2024.
(2) Net sales proceeds for the six months ended June 30, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s assets held for sale activity for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2024	$57,261	10
Additions to assets held for sale	38,430	10
Assets sold	(40,525)	(4)
June 30, 2025	$55,166	16

December 31, 2023	$15,011	14
Additions to assets held for sale	43,305	9
Assets sold	(1,108)	(3)
Impairment of real estate held for sale	(28,455)	—
June 30, 2024	$28,753	20

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

6. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of June 30, 2025 and December 31, 2024, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

	Facility Count and Type							As of June 30, 2025
Loans Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of June 30, 2025	Fair Value as of June 30, 2025(1)	Fair Value as of December 31, 2024(1)	Weighted Average Contractual Interest Rate(2), (3)	Maturity Date
Mortgage secured loans receivable(4)	60	4	18	2	$664,199	$668,761	$660,392	8.8%	9/8/2025 - 9/30/2039
Mezzanine loans receivable(4)	41	4	2	—	88,676	87,683	80,612	12.8%	7/25/2027 - 12/31/2034
Total					$752,875	$756,444	$741,004
								As of June 30, 2025
					Principal Balance as of June 30, 2025	Book Value as of June 30, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate	Maturity Date
Preferred equity					$83,782	$84,456	$54,199	11.5%	N/A
Total					$83,782	$84,456	$54,199
	Facility Count and Type							As of June 30, 2025
Financing Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of June 30, 2025	Fair Value as of June 30, 2025(5)	Fair Value as of December 31, 2024(5)	Weighted Average Effective Interest Rate(6)	Maturity Date
Financing Receivable	39	—	5	2	$95,723	$97,330	$96,004	12.0%	11/30/2039
Total					$95,723	$97,330	$96,004
(1)Fair value of mortgage secured loans receivable includes $3.4 million of accrued interest as of both June 30, 2025 and December 31, 2024. Fair value of mezzanine loans receivable includes $0.9 million of accrued interest as of both June 30, 2025 and December 31, 2024.
(2)Rates are net of subservicing fee, if applicable.
(3)Two mortgage secured loans receivable and two mezzanine loans receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of June 30, 2025 was 4.33%.
(4)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable facility counts are included in both respective totals.
(5)Fair value of financing receivable includes $1.6 million and $0.3 million of accrued interest as of June 30, 2025 and December 31, 2024, respectively.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other real estate related investments activity for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Origination of other real estate related investments	$51,489	$253,840
Accrued interest, net	255	1,813
Unrealized gain (loss) on other real estate related investments, net	3,255	(2,489)
Payments of other real estate related investments	(9,302)	—
Net change in other real estate related investments	$45,697	$253,164
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
In February 2025, the Company received a partial prepayment on one mortgage loan in the amount of $4.4 million in connection with the borrower’s election to release one skilled nursing facility from the loan. In April 2025, the remaining outstanding balance of $2.9 million was paid off.
In April 2025, one mortgage loan with a principal balance of $2.0 million was paid off.
In April 2025, the Company funded a $9.0 million earnout on an existing $165.0 million mortgage loan.
On June 1, 2025, the Company extended a mortgage loan of $6.1 million to a skilled nursing real estate owner. The mortgage loan is secured by one SNF and bears interest at a rate of 8.5%, payable monthly. The mortgage loan is set to mature on May 31, 2035 and includes a one year extension option. The mortgage loan may be prepaid in whole, after the 12th month following the loan closing, for an exit fee ranging from 0% to 2% of the loan plus unpaid interest payments. The Company elected the fair value option for the mortgage loan.
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
Preferred Equity Investments
On June 5, 2025, the Company funded a $30.0 million preferred equity investment in a skilled nursing real estate owner. The Company’s initial contractual yield on its preferred equity investment is 12%. Prepayment of the preferred equity investment is restricted, subject to certain conditions.
On June 3, 2024, the Company funded a $9.0 million preferred equity investment in an uptier parent entity of the borrower under an existing $165.0 million mortgage loan. The Company's initial contractual yield on its preferred equity investment is 11%. Prepayment of the preferred equity investment is restricted, subject to certain carveouts, prior to the senior mortgage loan being paid off in full.
Financing Receivable
On December 5, 2024, the Company invested $95.7 million, exclusive of transaction costs, to acquire a portfolio of 46 properties in Illinois in a sale and leaseback transaction with a skilled nursing operator. In connection with the transaction, the Company entered into a new triple-net master lease with the skilled nursing operator and provided the operator with options to repurchase the properties, structured over multiple tranches, with various option window start dates, beginning December 1, 2024, and open through the remainder of the 15-year term. As such, the Company determined that the sale and leaseback transaction met the accounting criteria to be presented as a financing receivable on its condensed consolidated balance sheets and recorded interest income from financing receivable on its condensed consolidated income statements. Interest income is based on an imputed interest rate over the term of the applicable financing arrangement and as a result the interest recognized in any particular period will not equal the cash payments from the agreement in that period. Cash received from the financing receivable was $2.2 million and $4.4 million during the three and six months ended June 30, 2025, respectively. The Company elected the fair value option for the financing receivable.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Other Loans Receivables
As of June 30, 2025 and December 31, 2024, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of June 30, 2025
Investment	Principal Balance as of June 30, 2025	Book Value as of June 30, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$28,773	$28,857	$22,010	8.6%	9/30/2026 - 12/31/2030
Expected credit loss	—	(6,994)	(6,994)
Total	$28,773	$21,863	$15,016
The following table summarizes the Company’s other loans receivable activity for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Origination of other loans receivable	$226	$985
Assumption of other loans receivable in connection with the Acquisition(1)	7,124	—
Principal payments	(555)	—
Accrued interest, net	52	4
Net change in other loans receivable	$6,847	$989
(1) In connection with the Acquisition, the Company assumed other loans receivable, including one for $6.9 million related to the development of a U.K. Care Home. Upon certain conditions being met, a put option by the operator or a call option by the Company may each be exercised providing for the Company’s acquisition of the development for an additional $5.1 million. If these options are not exercised the loan becomes repayable in June 2026.
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the six months ended June 30, 2025 and 2024, the Company had no additional expected credit loss and did not consider any loans receivable investment to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment	2025	2024	2025	2024
Mortgage secured loans receivable	$14,512	$5,544	$28,900	$9,316
Mezzanine loans receivable	2,873	2,494	5,694	4,389
Preferred equity investment	1,911	144	3,408	212
Other loans receivable	407	338	741	669
Financing receivable	2,886	—	5,693	—
Other(1)	3,847	4,964	6,975	8,466
Total	$26,436	$13,484	$51,411	$23,052
(1) Other income is comprised of interest income on money market funds and escrow deposits.
7. FAIR VALUE MEASUREMENTS
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2025
Assets:
Mortgage secured loans receivable	$—	$—	$668,761	$668,761
Mezzanine loans receivable	—	—	87,683	87,683
Financing receivable	—	—	97,330	97,330
Interest rate derivatives	—	546	—	546
Total assets	$—	$546	$853,774	$854,320
Liabilities:
Cash flow hedges	$—	$1,146	$—	$1,146
Total liabilities	$—	$1,146	$—	$1,146

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$660,392	$660,392
Mezzanine loans receivable	—	—	80,612	80,612
Financing receivable	—	—	96,004	96,004
Total	$—	$—	$837,008	$837,008

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance as of December 31, 2024	$660,392	$80,612	$96,004
Originations	15,100	6,389	—
Accrued interest, net	(75)	73	1,326
Unrealized gain, net	2,646	609	—
Payments	(9,302)	—	—
Balance as of June 30, 2025	$668,761	$87,683	$97,330

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three and six months ended June 30, 2025, the Company recorded a net unrealized gain of $2.0 million and $3.3 million, respectively, on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $2.4 million and $3.2 million, respectively, on the Company’s secured and mezzanine loans receivable due to rising interest rates, partially offset by unrealized gains of $0.5 million and $0.7 million, respectively, due to increases in expected cash flows on floating rate loans. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of June 30, 2025 and December 31, 2024, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of June 30, 2025:

Type	Book Value as of June 30, 2025	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$668,761	Discounted cash flow	Discount Rate	8% - 14%
Mezzanine loans receivable	87,683	Discounted cash flow	Discount Rate	12% - 14%
Derivative instruments: The Company estimates the fair value of derivative instruments, including its interest rate caps and cash flow hedges, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information. As of June 30, 2025, the Company had two interest rate caps with £100.0 million in notional value to mitigate the interest rate risk of the variable rate secured revolving credit facilities. Additionally, as of June 30, 2025, the Company had four foreign currency forward contracts with £31.0 million in notional value issued at a weighted average GBP-USD exchange rate of 1.34 that are designated as cash flow hedges.
In connection with the Acquisition, the Company assumed Care REIT’s outstanding interest rate derivatives that were not designated as a hedge in qualifying hedging relationships. During the three months ended June 30, 2025, the Company entered into cash flow hedges to hedge the foreign currency risk of intercompany loans denominated in GBP. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2025 (dollars in thousands):

Derivative	Notional Amount	Maturity or Settlement Date	Index	Strike Rate	Fair Value as of June 30, 2025
Interest rate cap	£50,000	August 2025	GBP-SONIA	4.0%	$40
Interest rate cap	£50,000	January 2026	GBP-SONIA	3.0%	506
Cash flow hedge	£7,826	September 2025	GBP-USD exchange rate	$1.34	(293)
Cash flow hedge	£7,826	December 2025	GBP-USD exchange rate	$1.34	(290)
Cash flow hedge	£7,656	March 2026	GBP-USD exchange rate	$1.34	(281)
Cash flow hedge	£7,741	June 2026	GBP-USD exchange rate	$1.34	(282)
The Company recorded a $0.1 million gain in interest expense related to the interest rate caps during both the three and six months ended June 30, 2025.
Financing receivable: The fair value was determined using a widely accepted valuation technique, discounted cash flow analysis, on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at June 30, 2025 was 12%.
For the six months ended June 30, 2025, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 8, Debt, below) as of June 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

		June 30, 2025			December 31, 2024
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$83,782	$84,456	$84,456	$53,782	$54,199	$54,199
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$397,371	$381,704	$400,000	$396,927	$381,812

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
Secured notes payable: The holders of the secured notes payable exercised their option to put the debt to the Company. The carrying value of the notes payable is equal to the redemption price which approximates the fair value.
Unsecured revolving credit facility, secured revolving credit facilities and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates and spreads for similar debt arrangements.

8. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025			December 31, 2024
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(2,629)	$397,371	$400,000	$(3,073)	$396,927
Senior unsecured term loan	500,000	(3,981)	496,019	—	—	—
2035 secured notes payable - A	50,816	—	50,816	—	—	—
2035 secured notes payable - B	52,189	—	52,189	—	—	—
2026 secured revolving credit facility	64,550	—	64,550	—	—	—
2029 secured revolving credit facility	62,160	—	62,160	—	—	—
2029 secured revolving credit facility	32,275	—	32,275	—	—	—
	$1,161,990	$(6,610)	$1,155,380	$400,000	$(3,073)	$396,927

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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and all of CareTrust’s existing and future subsidiaries (other than the Issuers) that guarantee obligations under the Third Amended Revolving Facility (as defined below); provided, however, that such guarantees are subject to automatic release under certain customary circumstances.
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
As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

Unsecured Revolving Credit Facility and Unsecured Term Loan Facility
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
On May 30, 2025, the Operating Partnership entered into a first amendment to the Third Amended Credit Agreement (the “First Amendment to the Third Amended Credit Agreement”). The First Amendment to the Third Amended Credit Agreement provides for an unsecured term loan facility (the “Term Loan Facility”) with term loan commitments in an aggregate principal amount of $500.0 million in addition to the Third Amended Revolving Facility.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On December 16, 2022, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Second Amended Credit Agreement”). The Second Amended Credit Agreement, which amended and restated the Company’s amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provided for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million.
On October 10, 2023, the Operating Partnership, the Company, CareTrust GP, LLC, certain of the Operating Partnership’s wholly owned subsidiaries and KeyBank National Association entered into the First Amendment to the Second Amended Credit Agreement (the “First Amendment to the Second Amended Credit Agreement”). The First Amendment to the Second Amended Credit Agreement restated the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Third Amended Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.80% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.10% to 1.80% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The First Amendment to the Third Amended Credit Agreement removed the SOFR credit spread adjustment applicable to loans under the Third Amended Revolving Facility bearing interest at Term SOFR or Daily Simple SOFR.
As of June 30, 2025, the Operating Partnership had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility.
The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at the sole discretion of the Operating Partnership, two six-month extension options. The Term Loan Facility has a maturity date of May 30, 2030.
The Third Amended Revolving Facility is guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Third Amended Credit Agreement (other than the Operating Partnership). The Third Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend organizational documents and pay certain dividends and other restricted payments. The Third Amended Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum secured debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio and a minimum unsecured interest coverage ratio. The Third Amended Credit Agreement also contains certain customary events of default, including the failure to make timely payments under the Third Amended Revolving Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency.
As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Debt Assumed in Connection with the Acquisition
As of June 30, 2025, the balance of the indebtedness assumed by the Company upon the consummation of the Acquisition was as follows (dollars in thousands):

	Clydesdale Bank PLC (“Virgin”)	HSBC UK Bank Plc (“HSBC”)	National Westminster Bank Plc (“NatWest”)	Secured notes payable (tranche A)	Secured notes payable (tranche B)	Total
Facility Type	Revolving credit facility	Revolving credit facility	Revolving credit facility	Private placement	Private placement
Size ($)	$68,670	$103,005	$68,670	$50,816	$52,189	$343,350
Drawn debt ($)(1)	$32,275	$64,550	$62,160	$50,816	$52,189	$261,990
Maturity date	December 2029	April 2026	June 2029	December 2035	June 2035
Base rate	SONIA	SONIA	SONIA	N/A	N/A
Margin(2)	2.00%	2.00%	2.00%	N/A	N/A
Fixed interest rate	N/A	N/A	N/A	2.93%	3.00%
(1)British Pound debt obligations shown in U.S. Dollars. Foreign-denominated obligations are converted at the applicable exchange rate on the balance sheet date.
(2)SONIA used as of June 30, 2025 was 4.22%.
As of June 30, 2025, the Company was in compliance with all applicable financial covenants under the borrowings assumed from the Acquisition. Subsequent to June 30, 2025, the revolving credit facilities and secured notes payable were fully paid off. See Note 16, Subsequent Events, for additional information.
Schedule of Debt Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2025 (dollars in thousands):

	Revolving Credit Facilities(1)	Term Loan	Senior Unsecured Notes	Secured Notes Payable(1)	Total
2025 (Six months)	$—	$—	$—	$—	$—
2026	64,550	—	—	—	64,550
2027	—	—	—	—	—
2028	—	—	400,000	—	400,000
2029	94,435	—	—	—	94,435
2030	—	500,000	—	—	500,000
Thereafter	—	—	—	103,005	103,005
Total Debt	$158,985	$500,000	$400,000	$103,005	$1,161,990
(1)The revolving credit facilities and secured notes payable were fully paid off in July 2025. See Note 16, Subsequent Events, for additional information.
The weighted average interest rate of the debt was 4.78% as of June 30, 2025.
9. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
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
The following table summarizes the ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Number of shares	12,055	12,145	12,608	23,745
Average sales price per share	$29.36	$25.24	$29.34	$24.42
Gross proceeds(1)	$353,907	$306,534	$369,871	$579,767
(1) Total gross proceeds is before $4.4 million and $3.8 million of commissions paid to the sales agents during the three months ended June 30, 2025 and 2024, respectively, under the ATM Program. Total gross proceeds is before $4.6 million and $7.2 million of commissions paid to the sales agents during the six months ended June 30, 2025 and 2024, respectively, under the ATM Program.
As of June 30, 2025, the Company had $380.1 million available for future issuances under the New ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first six months of 2025 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2025	June 30, 2025
Dividends declared per share	$0.335	$0.335
Dividends payment date	April 15, 2025	July 15, 2025
Dividends payable as of record date	$63,053	$67,100
Dividends record date	March 31, 2025	June 30, 2025
Redeemable Noncontrolling Interests
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Two of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company during specified option exercise periods, subject to certain conditions. The put options are payable in cash and subject to changes in redemption value. Accordingly, the Company records the redeemable noncontrolling interests outside of permanent equity. The redeemable noncontrolling interests are adjusted for additional contributions and distributions and the proportionate share of the net earnings or losses. When the redemption of the noncontrolling interests becomes probable, the Company will record the redeemable noncontrolling interests at the greater of their carrying amounts or redemption values at the end of each reporting period by making an election either to accrete changes in the redemption values of the redeemable noncontrolling interests over the period from the date it is probable of exercise to the earliest redemption date or to recognize the entire adjustment on the date redemption becomes probable. In addition to the rights of the redeemable noncontrolling interest holders, the Company has the ability to call the interests of the noncontrolling interest holders during specified option exercise periods.
As of June 30, 2025, the redeemable noncontrolling interests did not meet the conditions for redemption.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

10. STOCK-BASED COMPENSATION
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
The following table summarizes the status of the restricted stock award activity for the six months ended June 30, 2025:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2024	552,999	$23.86
Granted:
RSAs	148,495	27.29
Board Awards	20,148	28.79
Vested	(167,663)	21.52
Unvested balance at June 30, 2025	553,979	$25.67
As of June 30, 2025, the weighted-average remaining vesting period of such awards was 1.9 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$3,026	$1,406	$6,935	$3,526
As of June 30, 2025, there was $13.6 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2025 and 2024, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to CareTrust REIT, Inc.	$68,545	$10,758	$134,347	$39,504
Less: Net income allocated to participating securities	(186)	(95)	(368)	(191)
Numerator for basic and diluted earnings available to common stockholders	$68,359	$10,663	$133,979	$39,313
Denominator:
Weighted-average basic common shares outstanding	192,444	144,895	189,813	138,866
Dilutive potential common shares - TSR Units	407	363	317	364
Weighted-average diluted common shares outstanding	192,851	145,258	190,130	139,230

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.36	$0.07	$0.71	$0.28
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.35	$0.07	$0.70	$0.28
Antidilutive unvested RSAs excluded from the computation	554	327	554	327

12. SEGMENT REPORTING
The chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The Company represents a single reportable segment consisting of investments in healthcare-related real estate properties located in the United States and the United Kingdom, based on how its CODM evaluates the businesses and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on consolidated net income that is also reported on the condensed consolidated income statements. The CODM does not review segment assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. The CODM uses net income to evaluate the performance of the Company in deciding whether to reinvest profits into the Company.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The CODM evaluates performance based on net income, as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$86,033	$55,407	$157,679	$108,909
Interest income from financing receivable	2,886	—	5,693	—
Interest income from other real estate related investments and other income	23,550	13,484	45,718	23,052
Total revenues	112,469	68,891	209,090	131,961
Expenses:
Depreciation and amortization	21,215	13,860	39,056	27,308
Interest expense	13,038	8,679	19,707	16,907
Property taxes and insurance	2,117	1,976	4,182	3,777
Impairment of real estate investments	—	25,711	—	28,455
Transaction costs	61	—	949	—
Property operating expenses	938	255	1,043	915
General and administrative
Cash compensation	2,003	1,542	4,093	3,307
Incentive compensation	3,424	1,500	4,649	3,000
Share-based compensation	3,026	1,406	6,935	3,526
Professional services	2,453	628	3,329	1,366
Taxes and insurance	470	345	688	550
Other expenses(1)	1,173	715	1,878	1,225
Total general and administrative	12,549	6,136	21,572	12,974
Total expenses	49,918	56,617	86,509	90,336
Other income (loss):
Gain on sale of real estate, net	—	21	3,876	32
Unrealized gain (loss) on other real estate related investments, net	1,968	(1,877)	3,255	(2,489)
Gain on foreign currency transaction	4,413	—	4,413	—
Total other income (loss)	6,381	(1,856)	11,544	(2,457)
Income before income tax expense	68,932	10,418	134,125	39,168
Income tax expense	(1,030)	—	(1,030)	—
Net income	67,902	10,418	133,095	39,168
Net loss attributable to noncontrolling interests	(643)	(340)	(1,252)	(336)
Net income attributable to CareTrust REIT, Inc.	$68,545	$10,758	$134,347	$39,504
(1)Other expenses include certain overhead expenses.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. VARIABLE INTEREST ENTITIES
Noncontrolling Interests—The Company has entered into ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs.
The following table summarizes the contributions to joint ventures that are consolidated variable interest entities through June 30, 2025 (dollars in thousands):

					Gross Investment
Investment Year		State	Facility Type	Number of Facilities	CTRE	Noncontrolling Interests	Total
2023		CA	SNF	1	$25,459	$653	$26,112
2023		CA	SNF	2	34,269	879	35,148
2024		CA	ALF	1	10,760	276	11,036
2024		CA	Multi-service campuses	2	28,076	720	28,796
2024		CA	SNF	1	24,503	628	25,131
2024 / 2025	(1)	TN, AL	SNF	28	442,327	19,156	461,483
2024 / 2025		CA	SNF Campus	1	33,810	867	34,677
2025	(1)	WA, OR, ID	SNF	10	140,610	5,478	146,088
Total				46	$739,814	$28,657	$768,471
(1) The noncontrolling interest is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets.
Pursuant to the Company’s joint ventures (“JVs”), the Company typically contributes at least 90% of the JV’s total investment amount and receives 100% of the preferred equity interest in the JV and a 50% common equity interest in the JV. The Company’s JV partner contributes the remaining total investment amount in exchange for a 50% common equity interest in the JV.
Total assets and total liabilities include VIE assets and liabilities as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Assets:
Real estate investments, net	$757,686	$565,959
Cash and cash equivalents	8,848	6,506
Accounts and other receivables	28	—
Prepaid and other assets	6,200	8,317
Total assets	772,762	580,782
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	7,499	10,332
Total liabilities	$7,499	$10,332
14. COMMITMENTS AND CONTINGENCIES
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except for the facilities leased under certain master lease agreements, with certain subsidiaries of Ensign and The Pennant Group, under which the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. The Company has also provided select tenants with strategic capital for facility upkeep and modernization. The Company’s Tenant Code of Conduct and Corporate Responsibility policy (the “Tenant ESG Program”) provides eligible triple-net tenants of the Company with monetary inducements to make sustainable improvements to the Company’s properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. The Company’s board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program.
The table below summarizes the Company’s existing, known commitments and contingencies as of June 30, 2025 (in thousands):

Remaining Commitment
Capital expenditures(1)	$9,857
Mortgage loans	8,731
Other loans receivable(2)	11,939
Earn-out obligation(3)	10,755
$41,282
(1)As of June 30, 2025, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $9.9 million, of which $8.4 million is subject to rent increase at the time of funding.
(2)Represents non-real estate secured loan commitments.
(3)Includes an earn-out obligation of up to $10.0 million under a purchase and sale agreement for one SNF in Virginia, which was acquired during 2024. The earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026.

15. CONCENTRATION OF RISK
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major operator concentration – The Company has operators from which it derived 10% or more of its revenue for the six months ended June 30, 2025 and 2024. The following table sets forth information regarding the Company’s major operators as of June 30, 2025 and 2024:

	Percentage of Total Revenue
Operator/Borrower	Three Months Ended	Six Months Ended
June 30, 2025(1)
Ensign(2)	19%	20%
PACS(2)	10%	10%

June 30, 2024(1)
Ensign(2)	29%	29%
Priority Management Group	13%	13%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain geographies, from which the Company derived 10% or more of its revenue for the six months ended June 30, 2025 and 2024:

	Percentage of Total Revenue
Geography	Three Months Ended	Six Months Ended
June 30, 2025(1)
CA	21%	22%
TN	11%	11%
TX	11%	11%
U.K.	10%	6%

June 30, 2024(1)
CA	30%	30%
TX	20%	20%
(1) Based on the Company’s rental income and interest income on other real estate related investments, exclusive of operating expense reimbursements.
16. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Acquisitions and Investments
On July 1, 2025, the Company purchased one multi-service campus for $9.1 million, inclusive of transaction costs, through a JV. The Company contributed $8.9 million to the JV. In exchange, the Company holds 100% of the preferred equity interests in the JV and 50% of the common equity interest in the JV. The JV partner contributed the remaining $0.2 million of the total investment in exchange for 50% of the common equity interest in the JV. In connection with the acquisition of the facility, subsidiaries of the JV entered into a new master lease with a skilled nursing and seniors housing operator. The master lease has an initial term of approximately 10 years, with two ten-year renewal options. Annual cash rent under the lease is $0.9 million, with fixed annual escalators.
On August 1, 2025, the Company funded approximately $12.2 million (exclusive of transaction costs) in connection with the assignment and termination of several lease agreements between the Company and affiliates of Covenant Care California, LLC and pertaining to certain of the Company's owned facilities located in the State of California. In connection with the transaction, the Company entered into new long-term leases (or in some instances, amended existing leases with current tenants of the Company) with replacement tenants to continue operating the facilities. As a result of the subject transaction, the Company expects to receive approximately $3.9 million in additional annual rent.
Asset Exchange
On July 31, 2025, the Company completed an asset swap pursuant to which it transferred ownership of 10 U.K. Care Homes to the counterparty in exchange for six U.K. Care Homes and $2.9 million in cash before selling costs. The 10 U.K. Care Homes were classified as held for sale as of June 30, 2025. The annual rent did not significantly change as a result of the asset swap.
Mortgage Loan Origination
On July 1, 2025, the Company advanced the second installment of a mortgage loan of $5.0 million to a skilled nursing real estate owner. The loan bears interest at a rate of 8.5%, payable monthly. The mortgage loan is set to mature on May 31, 2035 and includes a one year extension option. The mortgage loan may be prepaid in whole, after June 1, 2026, for an exit fee ranging from 0% to 2% of the loan plus unpaid interest payments.
Financing Activity
On July 8, 2025, the Company paid off the entire outstanding balance of the secured notes payable. On July 31, 2025, the Company paid off and terminated the secured revolving credit facilities. In connection with the payoff of the secured revolving credit facilities, the Company settled the outstanding interest rate caps. See Note 7, Fair Value Measurements, and Note 8, Debt, for additional information. The Company did not record a material gain or loss in connection with the debt extinguishment. The Company funded the payoffs with cash on hand and $65.0 million in net borrowings under the Third Amended Revolving Facility.
On July 10, 2025, the Company entered into two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants and borrowers to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iii) the impact of healthcare reform legislation, including potential minimum staffing level requirements, on the operating results and financial conditions of our tenants and borrowers; (iv) the ability of our tenants and borrowers to comply with applicable laws, rules and regulations in the operation of the properties we lease to them or finance; (v) the intended benefits of our acquisition of Care REIT plc (“Care REIT”) may not be realized, and we will be subject to additional risks from our investment in Care REIT and any other international investments; (vi) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vii) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (viii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (ix) access to debt and equity capital markets; (x) fluctuating interest and currency rates; (xi) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xii) the ability to retain our key management personnel; (xiii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiv) changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; (xv) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xvi) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). As of June 30, 2025, we owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 400 skilled nursing facilities (“SNFs”), multi-service campuses, U.K. care homes, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 36,162 operational beds and units located in 32 states and the U.K. with the highest concentration of properties by rental income located in California, Texas, the U.K. and Tennessee. As of June 30, 2025, we also had other real estate related investments consisting of four preferred equity investments, 14 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $840.9 million and one financing receivable with a carrying value of $97.3 million.

Recent Developments
The Acquisition
On May 8, 2025, we closed our acquisition (the “Care REIT Acquisition”) of Care REIT plc (“Care REIT” or “Target”). In connection with this acquisition, on June 30, 2025, we also acquired substantially all of the assets of Impact Health Partners LLP, the investment manager of Care REIT (together with the Care REIT Acquisition, the “Acquisition”). We treat these acquisitions as a single transaction as they were entered into in contemplation of one another and were intended to achieve an overall economic effect.
The Care REIT Acquisition was implemented by means of a court-sanctioned scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act of 2006. Under the terms of the Scheme, Care REIT stockholders received 108 pence in cash per share, totaling approximately $595.4 million. At closing, we also assumed Care REIT’s liabilities of approximately $290.9 million. In addition, we paid the partners of Impact Health Partners LLP approximately $6.8 million for substantially all of Impact Health Partners LLP’s assets.

Market Trends and Uncertainties
Recent macroeconomic conditions, particularly market uncertainty, immigration restrictions and changes to immigration enforcement policy, changes to the U.S. healthcare system, declining consumer sentiment, inflation (including higher supply costs and shortages), effects of global tariffs, elevated interest rates and related changes to consumer spending, has adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Higher interest rates and market volatility have also increased our costs of capital to finance acquisitions and increased our borrowing costs. We continue to monitor changes in the interest rate environment and the effect of changing rates on our business. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
As a result of impacts experienced by our operators due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full has been negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended June 30, 2025, we collected 99.7% of contractual rents and interest due from our operators and borrowers excluding cash deposits. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.

Regulatory Updates
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), a comprehensive budget reconciliation package reshaping federal policy across numerous sectors of the American economy, including taxation, healthcare, social safety nets, immigration, and education.
The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and other changes to the Internal Revenue Code of 1986, as amended (the “Code”) that affect REITs and their investors. For instance, for taxable years beginning on or after January 1, 2026, the OBBBA modifies the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (previously 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries. Additionally, the OBBBA permanently extends the Code Section 199A pass-through qualified business income deduction. This allows certain individuals, trusts, and estates to continue deducting 20% of their qualified business income, including qualified REIT dividends.
The OBBBA also introduced sweeping changes to healthcare policy and funding in the U.S. which may affect our industry in ways we cannot yet predict. Notably, however, the bill did not include previously proposed cuts to Medicaid reimbursement rates for SNFs, which is expected to provide continued stability for many of our tenants, particularly those operating in states with high Medicaid census. While the long-term impact of the legislation will depend on subsequent rule making and state-level implementation, we believe the bill’s passage reduces near-term reimbursement risk and supports the financial health of our operator base. We continue to monitor regulatory developments closely and remain engaged with our tenants to assess the operational and financial implications of this and other legislative actions.

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
Recent Investments
The following table summarizes our acquisitions from January 1, 2025 through August 6, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$166,537	$16,100	11	973
U.K. Care Homes(5)	854,277	65,196	131	7,405
Multi-service campuses(6)	43,778	4,381	2	320
Assisted living	20,637	1,896	1	160
Total	$1,085,229	$87,573	145	8,858
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first twelve months, excluding inflation linked increases.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes 11 SNFs held through joint ventures. See Note 4, Real Estate Investments, Net, and Note 13, Variable Interest Entities, for additional information.
(5)Represents U.K. Care Homes acquired in connection with the Acquisition. See Note 3, Acquisitions, for additional information. On July 31, 2025, the Company swapped 10 U.K. Care Homes for six U.K. Care Homes and received $2.9 million in cash before selling costs. The amounts shown above are inclusive of this asset swap. See Note 16, Subsequent Events, for additional information.
(6)Includes two multi-service campuses held through joint ventures. See Note 4, Real Estate Investments, Net, Note 13, Variable Interest Entities, and Note 16, Subsequent Events, for additional information.
The following table summarizes our other real estate related investments from January 1, 2025 through August 6, 2025 (dollars in thousands):

Investment Type	Investment	Annual Initial Interest Income(1)	Number of Properties	Number of Beds/Units(2)
Mortgage secured loans receivable	$20,065	$1,789	9	1,186
Mezzanine loans receivable	6,389	842	1	148
Preferred equity	30,000	3,600	N/A	N/A
Total	$56,454	$6,231	10	1,334
(1)Represents annualized acquisition-date interest income, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate at loan origination.
(2)The number of beds/units includes operating beds at the investment date.

Financing Activity
On May 30, 2025, the Operating Partnership entered into a first amendment to the Third Amended Credit Agreement (the “First Amendment to the Third Amended Credit Agreement”). The First Amendment to the Third Amended Credit Agreement provides for an unsecured term loan facility (the “Term Loan Facility”) with term loan commitments in an aggregate principal amount of $500.0 million in addition to the Third Amended Revolving Facility.
Subsequent to June 30, 2025, we paid off the entire outstanding balance of the secured notes payable. We also paid off and terminated the secured revolving credit facilities, which were assumed in connection with the Acquisition. In connection with the payoff of the secured revolving credit facilities, we settled the outstanding interest rate caps. We funded the payoffs with cash on hand and $65.0 million in net borrowings under the Third Amended Revolving Facility.
On July 10, 2025, we entered into two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
At-The-Market Offering of Common Stock
On January 21, 2025, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $750.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program. There were no outstanding ATM forward contracts that had not settled as of June 30, 2025.
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
The following tables summarize the ATM Program activity for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts).

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Number of shares	12,055	12,145	12,608	23,745
Average sales price per share	$29.36	$25.24	$29.34	$24.42
Gross proceeds(1)	$353,907	$306,534	$369,871	$579,767
(1) Total gross proceeds is before $4.4 million and $3.8 million of commissions paid to the sales agents during the three months ended June 30, 2025 and 2024, respectively, under the ATM Program. Total gross proceeds is before $4.6 million and $7.2 million of commissions paid to the sales agents during the six months ended June 30, 2025 and 2024, respectively, under the ATM Program.
As of June 30, 2025, we had $380.1 million available for future issuances under the New ATM Program.
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
We did not recognize any impairment charges during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we recognized an impairment charge of $25.7 million and $28.5 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.

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
The following table summarizes our dispositions for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Number of facilities(1)	—	1	5	3
Net sales proceeds(2)	$—	$94	$44,401	$1,140
Net carrying value	—	73	40,525	1,108
Net gain on sale	$—	$21	$3,876	$32
(1) One non-operational previously impaired facility sold during the six months ended June 30, 2025 was not classified as held for sale as of December 31, 2024.
(2) Net sales proceeds for the six months ended June 30, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024.
The following table summarizes our assets held for sale activity for the period presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2024	$57,261	10
Additions to assets held for sale	38,430	10
Assets sold	(40,525)	(4)
June 30, 2025	$55,166	16

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	June 30, 2025	March 31, 2025
	(dollars in thousands)
Revenues:
Rental income	$86,033	$71,646	$14,387	20%
Interest income from financing receivable	2,886	2,807	79	3%
Interest income from other real estate related investments and other income	23,550	22,168	1,382	6%
Expenses:
Depreciation and amortization	21,215	17,841	3,374	19%
Interest expense	13,038	6,669	6,369	96%
Property taxes and insurance	2,117	2,065	52	3%
Transaction costs	61	888	(827)	(93)%
Property operating expenses	938	105	833	*
General and administrative	12,549	9,023	3,526	39%
Other income:
Gain on sale of real estate, net	—	3,876	(3,876)	(100)%
Unrealized gain on other real estate related investments, net	1,968	1,287	681	53%
Gain on foreign currency transaction	4,413	—	4,413	*
Income taxes
Income tax expense	(1,030)	—	(1,030)	*
Net income
Net loss attributable to noncontrolling interests	(643)	(609)	(34)	6%
•Not meaningful
Rental income. Rental income increased by approximately $14.4 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2025	March 31, 2025
Contractual cash rent	$81,383	$68,500	$12,883
Tenant reimbursements	1,965	2,276	(311)
Total contractual rent	83,348	70,776	12,572
Straight-line rent	1,760	(7)	1,767
Amortization of lease incentives	(48)	(49)	1
Amortization of above and below market leases	973	926	47
Total amount in rental income	$86,033	$71,646	$14,387
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $12.6 million due to an $11.9 million increase in rental income from real estate investments made after December 31, 2024, including properties acquired in connection with the Acquisition, a $1.1 million increase in rental rates for our existing tenants, and an increase of $0.3 million related to the transfer of five facilities to new operators, partially offset by a $0.3 million decrease due to assets sold during the first quarter of 2025, a decrease of $0.3 million in tenant reimbursements and a $0.1 million decrease in rental income recognized related to certain tenants on a cash basis method of accounting. Straight-line rent increased by $1.8 million related to the Acquisition.
Interest income from financing receivable. Interest income from financing receivable did not change significantly during the quarter ended June 30, 2025 compared to the quarter ended March 31, 2025.

Interest income from other real estate related investments and other income. The $1.4 million, or 6%, increase in interest income from other real estate related investments and other income was primarily due to an increase of $1.5 million of interest earned on escrow deposits primarily related to the Acquisition, an increase of $0.4 million of interest income on new loan investments made after December 31, 2024, an increase of $0.2 million due to origination and extension fees, and an increase of $0.2 million related to the number of days in the quarter compared to the prior quarter, partially offset by a decrease of $0.7 million of interest earned on money market funds and a decrease of $0.2 million of interest income due to loans paid off after December 31, 2024.
Depreciation and amortization. The $3.4 million, or 19%, increase in depreciation and amortization was primarily due to an increase of $3.4 million due to acquisitions and capital improvements made after December 31, 2024, including related to properties acquired in connection with the Acquisition.
Interest expense. Interest expense increased by approximately $6.4 million as detailed below:

Change in interest expense for the three months ended June 30, 2025 compared to the three months ended March 31, 2025
(in thousands)
Increases to interest expense due to:
Increase due to new Term Loan Facility	$2,412
Increase in outstanding borrowing amount for the Revolving Facility, net	2,084
Increase in outstanding borrowing due to debt assumed in the Acquisition	1,770
Other changes in interest expense	103
Total change to interest expense	$6,369
Property taxes and insurance. The $0.1 million, or 3%, increase in property taxes and insurance was primarily due to an increase of $0.3 million due to acquisitions made after December 31, 2024, partially offset by a decrease of $0.2 million related to reassessments.
Transaction costs. During the three months ended June 30, 2025, we recognized $0.1 million of non-capitalizable acquisition costs. During the three months ended March 31, 2025, we recognized $0.9 million of unsuccessful acquisition pursuit costs that we classify as transaction costs.
Property operating expenses. During the three months ended June 30, 2025, we recognized $0.9 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold. During the three months ended March 31, 2025, we recognized $0.5 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold, partially offset by $0.4 million in recoveries.
General and administrative expense. General and administrative expense increased by $3.5 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2025	March 31, 2025
Incentive compensation	$3,424	$1,225	$2,199
Share-based compensation	3,026	3,909	(883)
Professional services	2,453	876	1,577
Cash compensation	2,003	2,090	(87)
Taxes and insurance	470	218	252
Other expenses	1,173	705	468
General and administrative expense	$12,549	$9,023	$3,526
Gain on sale of real estate, net. During the three months ended March 31, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three SNFs and one multi-service campus. No properties were sold during the three months ended June 30, 2025.
Unrealized gain on other real estate related investments, net. During the three months ended June 30, 2025, we recorded $2.3 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of

$0.3 million, to bring the interest rates in line with market rates. During the three months ended March 31, 2025, we recorded $1.8 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.5 million, to bring the interest rates in line with market rates.
Gain on foreign currency transaction. During the three months ended June 30, 2025, we recorded a $4.4 million foreign currency gain on cash paid to Care REIT shareholders in connection with the Care REIT Acquisition.
Income tax expense. During the three months ended June 30, 2025, we recorded a $1.0 million income tax expense related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests did not change significantly during the quarter ended June 30, 2025 compared to the quarter ended March 31, 2025.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024:

	Six Months Ended		Increase (Decrease)	Percentage Difference
	June 30, 2025	June 30, 2024
	(dollars in thousands)
Revenues:
Rental income	$157,679	$108,909	$48,770	45%
Interest income from financing receivable	5,693	—	5,693	*
Interest income from other real estate related investments and other income	45,718	23,052	22,666	98%
Expenses:
Depreciation and amortization	39,056	27,308	11,748	43%
Interest expense	19,707	16,907	2,800	17%
Property taxes and insurance	4,182	3,777	405	11%
Impairment of real estate investments	—	28,455	(28,455)	(100)%
Transaction costs	949	—	949	*
Property operating expenses	1,043	915	128	14%
General and administrative	21,572	12,974	8,598	66%
Other income (loss):
Gain on sale of real estate, net	3,876	32	3,844	*
Unrealized gain (loss) on other real estate related investments, net	3,255	(2,489)	5,744	(231)%
Gain on foreign currency transaction	4,413	—	4,413	*
Income taxes
Income tax expense	(1,030)	—	(1,030)	*
Net income
Net loss attributable to noncontrolling interests	(1,252)	(336)	(916)	273%
•Not meaningful

Rental income. Rental income increased by $48.8 million as detailed below:

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2025	June 30, 2024
Contractual cash rent	$149,883	$104,402	$45,481
Tenant reimbursements	4,241	3,375	866
Total contractual rent	154,124	107,777	46,347
Straight-line rent	1,753	(14)	1,767
Amortization of lease incentives	(97)	(4)	(93)
Amortization of above and below market leases	1,899	1,150	749
Total amount in rental income	$157,679	$108,909	$48,770
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $46.3 million due to a $46.7 million increase in rental income from real estate investments made after December 31, 2023, including properties acquired in connection with the Acquisition, a $3.3 million increase in rental rates for our existing tenants, a $0.9 million increase in tenant reimbursements, and an increase of $0.5 million related to the transfer of seven facilities to new operators, partially offset by a $3.5 million decrease in rental income recognized related to certain tenants on a cash basis method of accounting and a $1.6 million decrease in rental income related to dispositions made after December 31, 2023. Straight-line rent increased by $1.8 million due to the Acquisition.
Interest income from financing receivable. During the six months ended June 30, 2025, we recorded $5.7 million of interest income related to an investment classified as a financing receivable in December 2024.
Interest income from other real estate related investments and other income. The $22.7 million increase in interest and other income was primarily due to an increase of $24.7 million due to the origination of loans receivable after December 31, 2023, an increase of $4.7 million of interest income earned on escrow deposits and an increase of $0.2 million due to originations of other loans, partially offset by a decrease of $6.2 million of interest income on money market funds, a decrease of $0.5 million related to loan payments and a $0.2 million decrease of interest income due to placing one other loan on non-accrual status.
Depreciation and amortization. The $11.7 million, or 43%, increase in depreciation and amortization was primarily due to an increase of $14.6 million related to acquisitions and capital improvements made after December 31, 2023, partially offset by a decrease of $1.9 million due to classifying assets as held for sale after December 31, 2023, a decrease of $0.9 million due to assets becoming fully depreciated after December 31, 2023 and a decrease of $0.1 million due to the impairment of assets after December 31, 2023.

Interest expense. Interest expense increased by $2.8 million as detailed below:

Change in interest expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024
(in thousands)
Increases to interest expense due to:
Increase in outstanding borrowing amount for the Revolving Facility	$5,410
Increase due to new Term Loan Facility	2,412
Increase due to assumption of debt in connection with the Acquisition	1,770
Other changes in interest expense(1)	709
Total increases to interest expense	10,301
Decreases to interest expense due to:
Decrease due to prepayment of a prior term loan	(7,005)
Other changes in interest expense(1)	(496)
Total decreases to interest expense	(7,501)
Total change in interest expense	$2,800
(1)Other changes in interest expense generally relate to changes to loan fee amortization.
Property taxes and insurance. The $0.4 million, or 11%, increase in property taxes was due to a $1.0 million increase related to acquisitions made after December 31, 2023, partially offset by a decrease of $0.5 million due to reassessments and a decrease of $0.1 million due to the sale of three properties after December 31, 2023.
Impairment of real estate investments. During the six months ended June 30, 2024, we recognized impairment charges of $28.5 million related to properties classified as held for sale. We did not recognize any impairment charges during the six months ended June 30, 2025.
Transaction costs. During the six months ended June 30, 2025, we recognized $0.9 million of transaction costs primarily related to unsuccessful acquisition pursuit costs that we classify as transaction costs. We did not recognize any transaction costs during the six months ended June 30, 2024.
Property operating expenses. During the six months ended June 30, 2025, we recognized $1.4 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold, partially offset by $0.4 million in recoveries. During the six months ended June 30, 2024, we recognized $0.9 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant or have sold.
General and administrative expense. General and administrative expense increased by $8.6 million as detailed below:

	Six Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2025	June 30, 2024
Share-based compensation	$6,935	$3,526	$3,409
Incentive compensation	4,649	3,000	1,649
Cash compensation	4,093	3,307	786
Professional services	3,329	1,366	1,963
Taxes and insurance	688	550	138
Other expenses	1,878	1,225	653
General and administrative expense	$21,572	$12,974	$8,598
Gain on sale of real estate, net. During the six months ended June 30, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three SNFs and one multi-service campus. During the six months ended June 30, 2024, we recorded a $32,000 gain on sale of real estate, net related to the sale of two SNFs and one ALF.
Unrealized gain (loss) on other real estate related investments, net. During the six months ended June 30, 2025, we recorded $4.1 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.8 million, to bring the interest rates in line with market rates. During the six months ended June 30, 2024, we recorded a $3.2 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates, partially offset by unrealized gains of $0.7 million due to an increase in expected cash flows on floating rate loans due to an increase in projected forward interest rates.
Gain on foreign currency transaction. During the six months ended June 30, 2025, we recorded a $4.4 million foreign currency gain on cash paid to Care REIT shareholders in connection with the Care REIT Acquisition.
Income tax expense. During the six months ended June 30, 2025, we recorded a $1.0 million income tax expense related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. The $0.9 million increase in net loss attributable to noncontrolling interests was primarily due to investments entered into subsequent to December 31, 2023.
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
We believe that our expected operating cash flow from rent collections and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the Third Amended Revolving Facility (as defined below) and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, operating lease obligations, capital expenditures, working capital requirements, and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our operators to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
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
As of June 30, 2025, we are in compliance with all debt covenants on our outstanding indebtedness.
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024

Net cash provided by operating activities	$172,157	$101,795
Net cash used in investing activities	(825,306)	(468,637)
Net cash provided by financing activities	745,059	567,528
Effect of foreign currency translation	319	—
Net increase in cash and cash equivalents	92,229	200,686
Cash and cash equivalents as of the beginning of period	213,822	294,448
Cash and cash equivalents as of the end of period	$306,051	$495,134
Net cash provided by operating activities increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Operating cash inflows are derived primarily from the rental payments received under our lease agreements and interest income received on our other real estate related investments, including as a result of new investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $70.4 million in cash provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to an increase in rental income received, an increase in interest income received on our other real estate related investments, and a decrease in cash paid for interest expense, partially offset by an increase in cash paid for general and administrative expense.
Cash used in investing activities for the six months ended June 30, 2025 was primarily comprised of $842.8 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $30.0 million in preferred equity investments and $6.8 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $44.4 million in net proceeds from the sale of real estate and $9.9 million in principal payments received from our other real estate related investments and other loans receivable. Cash used in investing activities for the six months ended June 30, 2024 was primarily comprised of $458.5 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $9.0 million in preferred equity investments and $1.3 million of purchases of equipment, furniture and fixtures and improvements to real estate.
Our cash flows provided by financing activities for the six months ended June 30, 2025 were primarily comprised of $500.0 million in net borrowings under our Third Amended Revolving Facility (as defined below), $365.3 million in net proceeds from the issuance of common stock and $6.9 million in contributions from noncontrolling interests, partially offset by $117.4 million in dividends paid, a $4.2 million payment of deferred financing costs, a $3.3 million net settlement adjustment on restricted stock and $2.2 million in distributions to noncontrolling interests. Our cash flows provided by financing activities for the six months ended June 30, 2024 were primarily comprised of $572.2 million in net proceeds from the issuance of common stock, $75.0 million in proceeds from a secured borrowing and $0.6 million in contributions from noncontrolling interests, partially offset by $77.7 million in dividends paid and a $2.5 million net settlement adjustment on restricted stock.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Third Amended Revolving Facility (as defined below). As of June 30, 2025, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 8, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, we, together with certain of our subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Second Amended Credit Agreement”). The Operating Partnership was the borrower under the Second Amended Credit Agreement, and the obligations thereunder were guaranteed, jointly and severally, on an unsecured basis, by us and substantially all of our subsidiaries. The Second Amended Credit Agreement, which amended and restated our amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provided for: (i) an unsecured revolving credit facility (the “Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million.
On October 10, 2023, we entered into the First Amendment to the Second Amended Credit Agreement with KeyBank National Association (the “First Amendment to the Second Amended Credit Agreement”). The First Amendment to the Second Amended Credit Agreement restated the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
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
The Third Amended Credit Agreement also provides that, subject to customary conditions, including obtaining lender commitments and pro forma compliance with financial maintenance covenants under the Third Amended Credit Agreement, the Operating Partnership may seek to increase the aggregate principal amount of the revolving commitments and/or establish one or more new tranches of term loans under the Third Amended Revolving Facility in an aggregate amount not to exceed $800.0 million.
On May 30, 2025, we entered into the First Amendment to the Third Amended Credit Agreement. The First Amendment to the Third Amended Credit Agreement provides for an unsecured term loan facility (the “Term Loan Facility”) with term loan commitments in an aggregate principal amount of $500.0 million in addition to the Third Amended Revolving Facility.
As of June 30, 2025, we had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility. The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at our sole discretion, two six-month extension options. The Term Loan Facility has a maturity date of May 30, 2030.

The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Third Amended Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and our consolidated subsidiaries (unless we obtain certain specified investment grade ratings on our senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.80% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.10% to 1.80% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The First Amendment to the Third Amended Credit Agreement also removed the SOFR credit spread adjustment applicable to loans under the Third Amended Revolving Facility bearing interest at Term SOFR or Daily Simple SOFR.
As of June 30, 2025, we were in compliance with all applicable financial covenants under the Third Amended Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included in this report for further information about the Third Amended Credit Agreement.
Debt assumed in connection with the Acquisition
On May 8, 2025, we closed the Care REIT Acquisition, by means of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act of 2006, and assumed Care REIT’s liabilities of approximately $290.9 million. The borrowings included three secured revolving credit facilities totaling an aggregate principal amount of approximately $240 million, of which approximately $159 million of borrowings was outstanding as of June 30, 2025. The secured revolving credit facilities had maturity dates ranging between April 2026 and December 2029. The borrowings also included approximately $51 million aggregate principal amount of 2.93% secured notes payable due December 2035 and approximately $52 million aggregate principal amount of 3.00% secured notes payable due June 2035. On July 8, 2025, the secured notes payable were fully paid off. In addition, on July 31, 2025, the secured revolving credit facilities were fully paid off and related outstanding interest rate caps were settled. See Note 8, Debt, and Note 16, Subsequent Events, to our condensed consolidated financial statements included in this report for further information about the debt assumed in connection with the Acquisition and our repayment of this indebtedness.
As of June 30, 2025, we were in compliance with all applicable financial covenants under the borrowings assumed from the Acquisition.
Commitments and Contingencies
As of June 30, 2025, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased facilities totaling $9.9 million, of which $8.4 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. As of June 30, 2025, we have mortgage loan commitments of $8.7 million and non-real estate secured loan commitments of $11.9 million. As of June 30, 2025, we have earn-out commitments of $10.8 million, $10.0 million of which are related to a purchase and sale agreement which provides for an earn-out obligation for one SNF in Virginia that was acquired during 2024. The $10.0 million earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026. See Note 14, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 9, Equity and Redeemable Noncontrolling Interests, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended June 30, 2025.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks, primarily interest rate risk with respect to our variable rate indebtedness and exchange rate risk for the British Pound Sterling.
Interest rate risk—We borrow debt at a combination of variable and fixed rates. As of June 30, 2025, our indebtedness included $500.0 million in term loans, $400.0 million in notes payable, $159.0 million in secured revolving credit facilities and $103.0 million in secured notes payable. As of June 30, 2025, we had $659.0 million of outstanding variable rate indebtedness. The unused portion ($1.3 billion at June 30, 2025) of our revolving credit facilities, should they be drawn upon, is subject to variable rates.
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
We manage, or hedge, interest rate risks related to our borrowings by means of interest rate cap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2024. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. As of June 30, 2025, we had two interest rate caps, which set a cap for the SONIA portion of the interest rate for a notional amount of £100 million of borrowings under the secured revolving credit facilities.
Based on our outstanding debt balance as of June 30, 2025 described above and the interest rates applicable to our outstanding debt at June 30, 2025, and inclusive of the impact of interest rate caps, a hypothetical 100 basis point increase in the interest rates related to our variable rate debt would have increased interest expense approximately $2.6 million for the six months ended June 30, 2025. Subsequent to June 30, 2025, the secured revolving credit facilities were fully paid off and related outstanding interest rate caps were settled.
On July 10, 2025, we entered into two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
Exchange rate risk—We are exposed to changes in foreign exchange rates as a result of our real estate investments in the United Kingdom. Our foreign currency exposure is partially mitigated through the use of British Pound denominated intercompany debt totaling £270.4 million as of June 30, 2025 and foreign currency forward contracts. Based solely on our results of operations for the six months ended June 30, 2025, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $0.4 million.
To hedge a portion of the interest expense due on our intercompany debt in the U.K., at June 30, 2025, we have four foreign currency forward contracts with notional amounts totaling £31.0 million that mature between 2025 and 2026.

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
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. As previously disclosed, on May 8, 2025, we completed the Care REIT Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Care REIT. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2025.
Changes in Internal Control over Financial Reporting
As a result of the Acquisition, our management is in the process of reviewing the operations of Care REIT, and implementing our internal control structure over the operations of the recently acquired entity; however, we will elect to exclude Care REIT when conducting our annual evaluation of the effectiveness of internal control over financial reporting for the current year, as permitted by applicable regulation.
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of the Document

2.1	Rule 2.7 Announcement, dated March 11, 2025 (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025, is incorporated herein by reference).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on May 13, 2014, is incorporated herein by reference).

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

10.1
First Amendment to Third Amended and Restated Credit and Guaranty Agreement, dated as of May 30, 2025, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto. (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 2, 2025, is incorporated herein by reference).

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

CareTrust REIT, Inc.
August 6, 2025	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)