Form 10-Q
period 2025-09-30
CareTrust REIT, Inc.
filed 2025-11-05
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 4, 2025, there were 223,300,322 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Real estate investments, net	$3,271,982	$2,226,740
Financing receivable, at fair value (including accrued interest of $2,331 as of September 30, 2025 and $281 as of December 31, 2024)	98,054	96,004
Other real estate related investments (including accrued interest of $5,097 as of September 30, 2025 and $4,725 as of December 31, 2024)	871,295	795,203
Assets held for sale, net	28,143	57,261
Cash and cash equivalents	712,480	213,822
Accounts and other receivables	7,389	1,174
Prepaid expenses and other assets, net	90,314	35,608
Deferred financing costs, net	9,263	11,204
Total assets	$5,088,920	$3,437,016
Liabilities and Equity:
Senior unsecured notes payable, net	$397,594	$396,927
Senior unsecured term loan, net	496,201	—
Accounts payable, accrued liabilities and deferred rent liabilities	103,109	56,318
Dividends payable	74,806	54,388
Total liabilities	1,071,710	507,633
Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	18,472	18,243

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 222,746,343 and 186,993,010 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,227	1,870
Additional paid-in capital	4,516,509	3,439,117
Cumulative distributions in excess of earnings	(528,281)	(532,570)
Accumulated other comprehensive income	3,711	—
Total stockholders’ equity	3,994,166	2,908,417
Noncontrolling interests	4,572	2,723
Total equity	3,998,738	2,911,140
Total liabilities and equity	$5,088,920	$3,437,016
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$104,265	$57,153	$261,944	$166,062
Interest income from financing receivable	2,908	—	8,601	—
Interest income from other real estate related investments and other income	25,271	20,228	70,989	43,280
Total revenues	132,444	77,381	341,534	209,342
Expenses:
Depreciation and amortization	26,693	14,009	65,749	41,317
Interest expense	12,622	8,281	32,329	25,188
Property taxes and insurance	2,326	2,115	6,508	5,892
Impairment of real estate investments	452	8,417	452	36,872
Transaction costs	560	—	1,509	—
Property operating expenses	279	3,477	1,322	4,392
General and administrative	15,420	6,663	36,992	19,637
Total expenses	58,352	42,962	144,861	133,298
Other income (loss):
Loss on extinguishment of debt	(390)	(657)	(390)	(657)
(Loss) gain on sale of real estate, net	—	(2,286)	3,876	(2,254)
Unrealized gain (loss) on other real estate related investments, net	3,603	1,800	6,858	(689)
(Loss) gain on foreign currency transactions	(298)	—	4,115	—
Total other income (loss)	2,915	(1,143)	14,459	(3,600)
Income before income tax expense	77,007	33,276	211,132	72,444
Income tax expense	(2,077)	—	(3,107)	—
Net income	74,930	33,276	208,025	72,444
Net income (loss) attributable to noncontrolling interests	29	(165)	(1,223)	(501)
Net income attributable to CareTrust REIT, Inc.	$74,901	$33,441	$209,248	$72,945

Earnings per common share attributable to CareTrust REIT, Inc:
Basic	$0.35	$0.21	$1.06	$0.50
Diluted	$0.35	$0.21	$1.06	$0.50
Weighted-average number of common shares:
Basic	211,746	159,459	197,204	145,780
Diluted	212,271	159,850	197,603	146,153
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$74,930	$33,276	$208,025	$72,444
Other comprehensive income (loss):
Foreign currency translation	(13,279)	—	6,896	—
Cash flow hedges	(2,039)	—	(3,185)	—
Total other comprehensive (loss) income	(15,318)	—	3,711	—
Total comprehensive income	59,612	33,276	211,736	72,444
Total comprehensive income (loss) attributable to noncontrolling interests	29	(165)	(1,223)	(501)
Comprehensive income attributable to CareTrust REIT, Inc.	$59,583	$33,441	$212,959	$72,945

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2024	186,993,010	$1,870	$3,439,117	$(532,570)	$—	$2,908,417	$2,723	$2,911,140	$18,243
Issuance of common stock, net	553,023	6	15,556	—	—	15,562	—	15,562	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	123,915	1	(3,326)	—	—	(3,325)	—	(3,325)	—
Amortization of stock-based compensation	—	—	3,909	—	—	3,909	—	3,909	—
Common dividends ($0.335 per share)	—	—	—	(63,053)	—	(63,053)	—	(63,053)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)	(900)
Contributions from noncontrolling interests	—	—	—	—	—	—	642	642	768
Net income (loss)	—	—	—	65,802	—	65,802	106	65,908	(715)
Balance at March 31, 2025	187,669,948	1,877	3,455,256	(529,821)	—	2,927,312	3,469	2,930,781	17,396
Issuance of common stock, net	12,054,683	120	349,600	—	—	349,720	—	349,720	—
Vesting of stock-based compensation awards	21,712	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	3,026	—	—	3,026	—	3,026	—
Common dividends ($0.335 per share)	—	—	—	(67,100)	—	(67,100)	—	(67,100)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(35)	(35)	(1,220)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	5,478
Net income (loss)	—	—	—	68,545	—	68,545	77	68,622	(720)
Other comprehensive income	—	—	—	—	19,029	19,029	—	19,029	—
Balance at June 30, 2025	199,746,343	1,997	3,807,882	(528,376)	19,029	3,300,532	3,511	3,304,043	20,934
Issuance of common stock, net	23,000,000	230	706,134	—	—	706,364	—	706,364	—
Amortization of stock-based compensation	—	—	2,493	—	—	2,493	—	2,493	—
Common dividends ($0.335 per share)	—	—	—	(74,806)	—	(74,806)	—	(74,806)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(92)	(92)	(1,566)
Contributions from noncontrolling interests	—	—	—	—	—	—	228	228	—
Net income (loss)	—	—	—	74,901	—	74,901	925	75,826	(896)
Other comprehensive loss	—	—	—	—	(15,318)	(15,318)	—	(15,318)	—
Balance at September 30, 2025	222,746,343	$2,227	$4,516,509	$(528,281)	$3,711	$3,994,166	$4,572	$3,998,738	$18,472
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2023	129,992,796	$1,300	$1,883,147	$(467,628)	$—	$1,416,819	$1,898	$1,418,717	$—
Issuance of common stock, net	11,600,000	116	269,671	—	—	269,787	—	269,787	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	119,369	1	(2,484)	—	—	(2,483)	—	(2,483)	—
Amortization of stock-based compensation	—	—	2,120	—	—	2,120	—	2,120	—
Common dividends ($0.29 per share)	—	—	—	(41,192)	—	(41,192)	—	(41,192)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(47)	(47)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	444	444	—
Net income	—	—	—	28,746	—	28,746	4	28,750	—
Balance at March 31, 2024	141,712,165	1,417	2,152,454	(480,074)	—	1,673,797	2,299	1,676,096	—
Issuance of common stock, net	12,145,000	122	302,327	—	—	302,449	—	302,449	—
Vesting of stock-based compensation awards	24,768	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	1,406	—	—	1,406	—	1,406	—
Common dividends ($0.29 per share)	—	—	—	(44,721)	—	(44,721)	—	(44,721)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	132	132	—
Net income (loss)	—	—	—	10,758	—	10,758	(340)	10,418	—
Balance at June 30, 2024	153,881,933	1,539	2,456,187	(514,037)	—	1,943,689	2,084	1,945,773	—
Issuance of common stock, net	17,240,925	172	493,472	—	—	493,644	—	493,644	—
Amortization of stock-based compensation	—	—	1,143	—	—	1,143	—	1,143	—
Common dividends ($0.29 per share)	—	—	—	(49,721)	—	(49,721)	—	(49,721)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	628	628	—
Net income (loss)	—	—	—	33,441	—	33,441	(165)	33,276	—
Balance at September 30, 2024	171,122,858	$1,711	$2,950,802	$(530,317)	$—	$2,422,196	$2,540	$2,424,736	$—
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$208,025	$72,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	65,859	41,371
Amortization of deferred financing costs	3,019	1,843
Loss on extinguishment of debt	390	282
Unrealized (gain) loss on other real estate related investments, net	(6,858)	689
Amortization of stock-based compensation	9,428	4,669
Straight-line rental income	(5,172)	21
Amortization of lease incentives	145	9
Amortization of above and below market leases	(6,718)	(1,959)
Noncash interest income	(2,422)	(4,099)
(Gain) loss on sale of real estate, net	(3,876)	2,254
Impairment of real estate investments	452	36,872
Change in operating assets and liabilities:
Accounts and other receivables	(761)	(518)
Prepaid expenses and other assets, net	(766)	(1,353)
Accounts payable, accrued liabilities and deferred rent liabilities	12,324	16,518
Net cash provided by operating activities	273,069	169,043
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(860,857)	(267,356)
Purchases of equipment, furniture and fixtures and improvements to real estate	(10,013)	(4,196)
Preferred equity investments	(30,000)	(52,000)
Investment in real estate related investments and other loans receivable	(48,390)	(504,936)
Principal payments received on real estate related investments and other loans receivable	10,191	100
Escrow deposits for potential acquisitions of real estate	(6,380)	(4,775)
Net proceeds from sales of real estate	44,401	5,076
Net cash used in investing activities	(901,048)	(828,087)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,071,646	1,065,881
Proceeds from the issuance of senior unsecured term loan	500,000	—
Proceeds from the secured borrowing	—	75,000
Borrowings under unsecured revolving credit facility	650,000	—
Payments on unsecured revolving credit facility	(650,000)	—
Payments on senior unsecured term loan	—	(200,000)
Payments on secured notes payable	(102,375)	—
Payments on secured revolving credit facilities	(153,803)	—
Payment on secured borrowing	—	(75,000)
Payments on extinguishment of debt and deferred financing costs	(4,600)	(399)
Net-settle adjustment on restricted stock	(3,325)	(2,483)
Dividends paid on common stock	(184,542)	(122,444)
Contributions from noncontrolling interests	7,116	1,204
Distributions to noncontrolling interests	(3,815)	(61)
Net cash provided by financing activities	1,126,302	741,698
Effect of foreign currency translation on cash and cash equivalents	335	—
Net increase in cash and cash equivalents	498,658	82,654
Cash and cash equivalents as of the beginning of period	213,822	294,448
Cash and cash equivalents as of the end of period	$712,480	$377,102
Supplemental disclosures of cash flow information:
Interest paid	$25,725	$19,921
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$20,418	$13,190
Right-of-use asset obtained in exchange for new operating lease obligation	$1,465	$1,748
Assets held for sale exchanged for real estate investments	$33,821	$—
Transfer of pre-acquisition costs to acquired assets	$—	$58
Sale of real estate settled with note receivable	$—	$1,000
Liabilities assumed by buyer in connection with sale of real estate	$—	$2,776
See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector located in the United States (“U.S.”) and the United Kingdom (“U.K.”). As of September 30, 2025, the Company owned, directly or through joint ventures, and leased to independent operators 399 skilled nursing facilities (“SNFs”), multi-service campuses, U.K. Care Homes (as defined below), assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 36,192 operational beds and units located in 32 states and the U.K. with the highest concentration of properties by rental income located in California, Texas, the U.K and Tennessee. As of September 30, 2025, the Company also had other real estate related investments consisting of four preferred equity investments, 15 real estate secured loans receivable, and five mezzanine loans receivable with a carrying value of $871.3 million and one financing receivable with a carrying value of $98.1 million.
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
The Company and certain of its consolidated subsidiaries have intercompany and third-party debt that is not denominated in the Company’s functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations within other income (loss), unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in accumulated other comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Lessee Accounting— For operating leases with an initial term greater than 12 months for which the Company is the lessee, such as ground leases, the Company recognizes a right-of-use (“ROU”) asset on its condensed consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term and are based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the Company’s incremental borrowing rate. In connection with the Acquisition (as defined in Note 3, Acquisitions), the Company recorded $30.0 million in ROU assets related to below market ground leases included in prepaid expenses and other assets, net on the condensed consolidated balance sheets.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
The Care REIT Acquisition was implemented by means of a court-sanctioned scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act of 2006. Under the terms of the Scheme, Care REIT stockholders received 108 pence in cash per share, totaling approximately $595.4 million. At closing, the Company also assumed Care REIT’s liabilities of approximately $290.9 million. In addition, the Company paid the partners of Impact Health Partners LLP approximately $6.8 million for substantially all of Impact Health Partners LLP’s assets.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
4. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Land	$606,960	$367,044
Buildings and improvements	3,036,217	2,220,287
Integral equipment, furniture and fixtures	118,395	113,803
Identified intangible assets	47,046	4,388
Real estate investments	3,808,618	2,705,522
Accumulated depreciation and amortization(1)	(536,636)	(478,782)
Real estate investments, net	$3,271,982	$2,226,740
(1) As of September 30, 2025 and December 31, 2024, accumulated depreciation and amortization included $0.9 million and $1.2 million, respectively, of accumulated amortization related to lease intangibles. The lease intangibles are amortized over the term of each related lease.
As of September 30, 2025, all of the Company’s owned facilities held for investment were leased to various operators under triple-net leases. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) or Retail Price Index (“RPI”) (but not less than zero), some of which are subject to a floor and/or cap, or fixed rent escalators. As of September 30, 2025, eight facilities were held for sale. See Note 5, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2025, the Company’s total future contractual minimum rental income for all of its tenants, excluding operating expense reimbursements and assets held for sale, was as follows (dollars in thousands):

Year	Amount
2025 (three months)	$92,895
2026	375,222
2027	377,027
2028	377,695
2029	380,159
2030	381,109
Thereafter	3,136,363
Total	$5,120,470
Tenant Purchase Options
Certain of the Company’s operators hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date		Option Type(1)	Current Cash Rent(2)
SNF	1	January 2030	02/01/2026	(3)	A	1,200
SNF / Campus	2	October 2032	03/05/2027	(4)	B	3,367	(8)
SNF / Campus	2	May 2034	06/01/2026	(5)	B	3,064	(9)
SNF	1	November 2034	12/01/2027	(3)	A	1,100
SNF	6	November 2039	12/01/2027	(6)	B	10,160
SNF	1	August 2040	09/01/2028	(7)	B	741
(1) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of September 30, 2025.
(3) Option window is open until the expiration of the lease term.
(4) Option window is open for six months from the option period open date.
(5) Option window is open for nine months from the option period open date.
(6) Lease agreement provides for the purchase of one to two facilities in each window over four option windows, for a total of six facilities. Each option window opens at the beginning of each of lease years four, five, six, and seven beginning December 1, 2027 and is open for one year.
(7)    Option window is open for 24 months from the option period open date.
(8)     Option provides for purchase of any two of the three facilities. The current cash rent shown is an average of the range of $3.2 million to $3.5 million.
(9)     Option provides for purchase of any one of five facilities in the first option window and another one of five facilities in the second option window beginning June 1, 2027. The current cash rent shown is an average of the range of $2.7 million to $3.5 million. Provided the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have an option for all facilities then remaining in the master lease.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rental Income	2025	2024	2025	2024
Contractual rent due(1)	$96,075	$56,356	$250,199	$164,133
Straight-line rent	3,419	(7)	5,172	(21)
Amortization of lease incentives	(48)	(5)	(145)	(9)
Amortization of above and below-market lease intangibles(2)	4,819	809	6,718	1,959
Total	$104,265	$57,153	$261,944	$166,062
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended September 30, 2025 and 2024 were $2.2 million and $1.7 million, respectively. Tenant operating expense reimbursements for the nine months ended September 30, 2025 and 2024 were $6.4 million and $5.1 million, respectively.
(2)    In connection with lease terminations in August 2025, the Company accelerated the amortization of the remaining below-market lease intangibles of $4.4 million during both the three and nine months ended September 30, 2025.
Recent Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$166,537	$16,100	11	973
U.K. Care Homes(5)	861,226	65,490	132	7,485
Multi-service campuses(6)	43,783	4,381	2	320
Assisted living	20,637	1,896	1	160
Total	$1,092,183	$87,867	146	8,938
(1) Purchase price includes capitalized acquisition costs.
(2) Initial annual cash rent represents initial cash rent for the first twelve months, excluding inflation linked increases.
(3) The number of beds/units includes operating beds at the acquisition date.
(4) Includes 11 SNFs held through joint ventures. See Note 13, Variable Interest Entities, for additional information.
(5) Includes U.K. Care Homes acquired in connection with the Acquisition. See Note 3, Acquisitions, for additional information. On July 31, 2025, the Company swapped 10 U.K. Care Homes for six U.K. Care Homes and received £2.2 million in cash before selling costs. The amounts shown above are inclusive of this asset swap. See Note 5, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.
(6) Includes two multi-service campuses held through joint ventures. See Note 13, Variable Interest Entities, for additional information.
Lease Amendments and Terminations
New SNF lease and Lease Termination. Effective August 31, 2025, the Company terminated its master lease with a skilled nursing operator and entered into a new triple-net master lease with a new skilled nursing operator with respect to three SNFs and one multi-service campus. The new master lease has an initial term of approximately 15 years with two five-year renewal options and fixed rent escalators. Initial annual cash rent under the new master lease was approximately $3.9 million. Annual cash rent under the terminated master lease was $4.0 million.
Covenant Care Lease Transitions. On August 1, 2025, the Company funded approximately $12.3 million (inclusive of transaction costs) in connection with the assignment and termination of multiple lease agreements between the Company and affiliates of Covenant Care California, LLC (“Covenant Care”) and pertaining to eight skilled nursing facilities, two multi-service campuses and one assisted living facility located in California. In connection with the transaction, the Company entered into new long-term leases (or in some instances, amended existing leases with current tenants of the Company) with replacement tenants to continue operating the facilities, as described below. As a result of the subject transaction, annual rent increased approximately $3.9 million. Annual cash rent under the terminated master leases was $13.0 million and, during the three and nine months ended September 30, 2025, the Company accelerated the amortization of the remaining below market lease intangibles of $4.4 million and in-place lease intangibles of $2.4 million.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In connection with the transaction, the Company amended one existing triple-net master lease with subsidiaries of The Ensign Group, Inc. (“Ensign”) to add seven skilled nursing, multi-service campus and assisted living properties and extend the lease term. The lease, as amended, has a remaining term of 15 years. Three of the seven facilities will transition upon regulatory approval which is expected to occur in the next twelve months. The applicable Ensign master lease, as amended, includes two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable master lease, as amended, increased by approximately $10.0 million.
Also in connection with the transaction, the Company, via two consolidated joint ventures, entered into a new triple-net master lease with a skilled nursing operator to include three SNFs. The new master lease commenced August 1, 2025 with an initial term of approximately 10 years, including four five-year renewal options and fixed annual escalators. Initial annual cash rent under the new master lease was $6.4 million. In addition, the Company amended one existing triple-net master lease to add one multi-service campus. Annual cash rent under the applicable master lease, as amended, increased by approximately $0.6 million.
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
Effective May 1, 2025, two additional ALFs in Michigan and Ohio previously operating under the Ridgeline master lease transferred operations to Jaybird under a separate master lease (“New Jaybird Lease”). The New Jaybird Lease has an initial term of 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the New Jaybird Lease, Jaybird will receive six months of abated rent, followed by twelve months of rent calculated as a percentage of tenants’ gross revenue, and the following twelve months will have a fixed annual cash rent amount of $1.9 million increasing annually based on CPI. Annual rent under the terminated master lease for the two ALFs was $1.8 million.
Four ALFs which were under the Ridgeline master lease are currently held for sale.
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
New SNF Lease and Lease Termination. On December 31, 2023, the Company terminated its master lease with a skilled nursing operator related to two facilities. Effective January 1, 2024, in connection with the December 31, 2023 lease termination, one SNF was removed from the master lease, was classified as held for sale as of March 31, 2024 and was sold during the three months ended June 30, 2024. See Note 5, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information. In connection with the lease termination, the Company entered into a new triple-net master lease with a new skilled nursing operator with respect to one multi-service campus. The new master lease has an initial term of approximately 10 years with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new master lease was approximately $0.6 million and the master lease provides for partial rent abatement until required authorizations with respect to the ALF portion of the facility are obtained and occupancy levels reach a certain percentage.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During both the three and nine months ended September 30, 2025, the Company recognized aggregate impairment charges of $0.5 million related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements. During the three and nine months ended September 30, 2024, the Company recognized aggregate impairment charges of $8.4 million and $36.9 million, respectively, related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements.
As of September 30, 2025, there were eight facilities classified as held for sale, all of which have been recorded at the lesser of their carrying value or fair value less estimated costs to sell.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 (as defined below) measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the nine months ended September 30, 2025, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $7,000 to $181,000, with a weighted average price per unit of $67,000. For the Company’s impairment calculations during the nine months ended September 30, 2024, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $5,000 to $94,000, with a weighted average price per unit of $36,000.
Asset Sales and Held for Sale Reclassifications
Asset Exchange
On July 31, 2025, the Company completed an asset swap pursuant to which it transferred ownership of 10 U.K. Care Homes to an existing tenant in exchange for six U.K. Care Homes and £2.2 million in cash before selling costs. The 10 U.K. Care Homes had been classified as held for sale as of June 30, 2025. The annual rent did not significantly change as a result of the asset swap.
The following table summarizes the Company’s dispositions for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of facilities(1)	10	11	15	14
Net sales proceeds(2)	$38,207	$7,712	$82,608	$8,852
Net carrying value	38,207	9,998	78,732	11,106
Net (loss) gain on sale, net	$—	$(2,286)	$3,876	$(2,254)
(1) One non-operational previously impaired facility sold during the nine months ended September 30, 2025 was not classified as held for sale as of December 31, 2024.
(2) Net sales proceeds for the three and nine months ended September 30, 2025 includes non-cash consideration related to an asset exchange. Net sales proceeds for the nine months ended September 30, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024. Net sales proceeds for the three and nine months ended September 30, 2024 includes $2.8 million of liabilities assumed by the buyer in connection with the sale of 11 SNFs.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s assets held for sale activity for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2024	$57,261	10
Additions to assets held for sale	50,066	12
Assets sold	(78,732)	(14)
Impairment of real estate held for sale	(452)	—
September 30, 2025	$28,143	8

December 31, 2023	$15,011	14
Additions to assets held for sale	54,021	10
Assets sold	(11,106)	(14)
Impairment of real estate held for sale	(36,872)	—
Assets reclassified to held for investment	(5,008)	(2)
September 30, 2024	$16,046	8

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

6. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of September 30, 2025 and December 31, 2024, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

	Facility Count and Type								As of September 30, 2025
Loans Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of September 30, 2025	Fair Value as of September 30, 2025(1)	Principal Balance as of December 31, 2024	Fair Value as of December 31, 2024(1)	Weighted Average Contractual Interest Rate(2), (3)	Maturity Date
Mortgage secured loans receivable(4)	60	4	18	2	$669,164	$677,562	$658,400	$660,392	8.8%	12/12/2025 - 9/30/2039
Mezzanine loans receivable(4)	41	4	2	—	88,676	87,889	82,287	80,612	12.8%	7/25/2027 - 12/31/2034
Total					$757,840	$765,451	$740,687	$741,004
	Facility Count and Type								As of September 30, 2025
Loan Receivable, at Amortized Cost:	U.K. Care Home				Principal Balance as of September 30, 2025	Book Value as of September 30, 2025(5)	Principal Balance as of December 31, 2024	Book Value as of December 31, 2024	Weighted Average Effective Interest Rate	Maturity Date
Mortgage secured loan receivable	1				$20,839	$21,350	$—	$—	6.1%	9/21/2026
					$20,839	$21,350	$—	$—
									As of September 30, 2025
					Principal Balance as of September 30, 2025	Book Value as of September 30, 2025	Principal Balance as of December 31, 2024	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate	Maturity Date
Preferred equity					$83,782	$84,494	$53,782	$54,199	11.5%	N/A
Total					$83,782	$84,494	$53,782	$54,199
	Facility Count and Type								As of September 30, 2025
Financing Receivable, at Fair Value:	SNF	Campus	ALF	ILF	Principal Balance as of September 30, 2025	Fair Value as of September 30, 2025(6)	Principal Balance as of December 31, 2024	Fair Value as of December 31, 2024(6)	Weighted Average Effective Interest Rate(7)	Maturity Date
Financing Receivable	39	—	5	2	$95,723	$98,054	$95,723	$96,004	12.0%	11/30/2039
Total					$95,723	$98,054	$95,723	$96,004
(1)Fair value of mortgage secured loans receivable includes $3.4 million of accrued interest as of both September 30, 2025 and December 31, 2024. Fair value of mezzanine loans receivable includes $0.9 million of accrued interest as of both September 30, 2025 and December 31, 2024.
(2)Rates are net of subservicing fee, if applicable.
(3)Two mortgage secured loans receivable and two mezzanine loans receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of September 30, 2025 was 4.13%.
(4)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable facility counts are included in both respective totals.
(5)Book value of loan receivable, at amortized cost, includes $0.5 million of loan costs as of September 30, 2025.
(6)Fair value of financing receivable includes $2.3 million and $0.3 million of accrued interest as of September 30, 2025 and December 31, 2024, respectively.
(7)The Company leased these facilities back to the seller under a 15-year contract, with two five-year renewal options. The agreement provides for an initial contractual cash yield of 11.0% for the first three years, with annual CPI-based escalators beginning in year four, subject to a 3% cap. The agreement provides for deferred payments equal to 2.0% of the contractual cash yield in the first year and 0.5% of the contractual cash yield in the second year. The agreement also provides for purchase options. At the time the seller-lessee exercises its purchase options, option proceeds will be used to repay any outstanding deferred payments as well as additional payments such that the Company receives a contractual cash yield of 12.5% on its gross investment in the applicable properties through the option exercise date. If any deferred amounts remain unpaid, beginning in year eight, the deferred amounts are to be repaid in 24 equal monthly payments. The Company has not received notice of exercise for the purchase option period currently open.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other real estate related investments activity for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Origination of other real estate related investments	$78,164	$556,951
Accrued interest, net	372	4,099
Unrealized gain (loss) on other real estate related investments, net	6,858	(689)
Payments of other real estate related investments	(9,302)	—
Net change in other real estate related investments	$76,092	$560,361
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
On June 1, 2025 and July 1, 2025, the Company extended a mortgage loan through installments of $6.1 million and $5.0 million, respectively, to a skilled nursing real estate owner. The mortgage loan is secured by one SNF and bears interest at a rate of 8.5%, payable monthly. The mortgage loan is set to mature on May 31, 2035 and includes a one year extension option. The mortgage loan may be prepaid in whole, after the 12th month following the loan closing, for an exit fee ranging from 0% to 2% of the loan plus unpaid interest payments. The Company elected the fair value option for the mortgage loan.
On September 22, 2025, the Company extended a mortgage loan of £15.5 million, to an existing operator. The mortgage loan is secured by one U.K. Care Home and bears interest at a rate of 8.5%. The mortgage loan is set to mature on September 21, 2026, and includes a put and call option, subject to certain conditions, to purchase the real estate. Upon receipt by the existing operator of certain regulatory approvals, the Company intends to exercise its option to accelerate the mortgage loan, acquire the underlying real estate securing the mortgage loan, and enter into a new long-term lease with the existing operator. This mortgage loan is reflected at amortized cost on the condensed consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income.
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
On August 1, 2024, the Company funded a $43.0 million preferred equity investment in an uptier holding company of the borrower under an existing $260.0 million mortgage loan. The Company's initial contractual yield on its preferred equity investment is 11%.
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
Financing Receivable
On December 5, 2024, the Company invested $95.7 million, exclusive of transaction costs, to acquire a portfolio of 46 properties in Illinois in a sale and leaseback transaction with a skilled nursing operator. In connection with the transaction, the Company entered into a new triple-net master lease with the skilled nursing operator and provided the operator with options to repurchase the properties, structured over multiple tranches, with various option window start dates, beginning December 1, 2024, and open through the remainder of the 15-year term. As such, the Company determined that the sale and leaseback transaction met the accounting criteria to be presented as a financing receivable on its condensed consolidated balance sheets and recorded interest income from financing receivable on its condensed consolidated income statements. Interest income is based on an imputed interest rate over the term of the applicable financing arrangement and as a result the interest recognized in any particular period will not equal the cash payments from the agreement in that period. Cash received from the financing receivable was $2.2 million and $6.6 million during the three and nine months ended September 30, 2025, respectively. The Company elected the fair value option for the financing receivable.
Other Loans Receivables
As of September 30, 2025 and December 31, 2024, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

				As of September 30, 2025
Investment	Principal Balance as of September 30, 2025	Book Value as of September 30, 2025	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$28,291	$28,811	$22,010	8.5%	6/1/2026 - 12/31/2030
Expected credit loss	—	(6,994)	(6,994)
Total	$28,291	$21,817	$15,016

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other loans receivable activity for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Origination of other loans receivable	$226	$985
Assumption of other loans receivable in connection with the Acquisition(1)	6,974	—
Principal payments	(889)	(100)
Accrued interest, net	490	5
Net change in other loans receivable	$6,801	$890
(1) In connection with the Acquisition, the Company assumed other loans receivable, including one for $6.7 million related to the development of a U.K. Care Home. Upon certain conditions being met, a put option by the operator or a call option by the Company may each be exercised providing for the Company’s acquisition of the development for an additional $5.0 million. If these options are not exercised the loan becomes repayable in June 2026.
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the nine months ended September 30, 2025 and 2024, the Company had no additional expected credit loss and did not consider any loans receivable investment to be impaired.
The following table summarizes the interest and other income recognized from the Company’s loans receivable and other investments during the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment	2025	2024	2025	2024
Mortgage secured loans receivable	$15,009	$12,054	$43,909	$21,370
Mezzanine loans receivable	2,904	2,522	8,598	6,911
Preferred equity investment	2,403	1,110	5,811	1,322
Other loans receivable	790	354	1,529	1,023
Financing receivable	2,908	—	8,601	—
Other(1)	4,165	4,188	11,142	12,654
Total	$28,179	$20,228	$79,590	$43,280
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2025
Assets:
Mortgage secured loans receivable	$—	$—	$677,562	$677,562
Mezzanine loans receivable	—	—	87,889	87,889
Financing receivable	—	—	98,054	98,054
Total assets	$—	$—	$863,505	$863,505
Liabilities:
Cash flow hedges	$—	$3,186	$—	$3,186
Total liabilities	$—	$3,186	$—	$3,186

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$660,392	$660,392
Mezzanine loans receivable	—	—	80,612	80,612
Financing receivable	—	—	96,004	96,004
Total	$—	$—	$837,008	$837,008

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance as of December 31, 2024	$660,392	$80,612	$96,004
Originations	20,065	6,389	—
Accrued interest, net	(40)	74	2,050
Unrealized gain, net	6,447	814	—
Payments	(9,302)	—	—
Balance as of September 30, 2025	$677,562	$87,889	$98,054
Real estate secured and mezzanine loans receivable, at fair value: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three and nine months ended September 30, 2025, the Company recorded a net unrealized gain of $4.0 million and $7.3 million, respectively, on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. During the three months ended September 30, 2024, the Company recorded unrealized gains of $5.9 million, which were partially offset by unrealized losses of $4.1 million, on its secured and mezzanine loans receivable to bring the interest rates in line with market rates. During the nine months ended September 30, 2024, the Company recorded unrealized losses on its secured and mezzanine loans receivable of $7.3 million, which were partially offset by unrealized gains of $6.6 million, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of September 30, 2025 and December 31, 2024, the Company did not have any loans that were 90 days or more past due.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of September 30, 2025:

Type	Book Value as of September 30, 2025	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$677,562	Discounted cash flow	Discount Rate	8% - 13%
Mezzanine loans receivable	87,889	Discounted cash flow	Discount Rate	12% - 14%
Derivative instruments: The Company estimates the fair value of derivative instruments, including its interest rate caps, swaps and foreign currency forwards, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information.
In connection with the Acquisition, the Company assumed Care REIT’s two outstanding interest rate caps with an aggregate £100.0 million in notional value to mitigate the interest rate risk of the variable rate secured revolving credit facilities. The interest rate derivatives were not designated as a hedge in qualifying hedging relationships. In July 2025, the Company paid off its variable rate secured revolving credit facilities and terminated the interest rate cap instruments associated with them. See Note 8, Debt, for additional information. The Company recorded a $0.3 million loss and a $0.2 million net gain in interest expense related to the interest rate caps during the three and nine months ended September 30, 2025, respectively.
In June 2025, the Company entered into four foreign currency forward contracts with £31.0 million in notional value issued at a weighted average GBP-USD exchange rate of 1.34 that are designated as cash flow hedges. The Company entered into cash flow hedges to hedge the foreign currency risk of intercompany loans denominated in GBP.
On July 10, 2025, the Company entered into two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility (as defined below). The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2025:

Derivative	Notional Amount (in thousands)	Maturity or Settlement Date	Index	Strike Rate	Fair Value as of September 30, 2025 (in thousands)
Cash flow hedge	£7,826	December 2025	GBP-USD exchange rate	$1.34	$(62)
Cash flow hedge	£7,656	March 2026	GBP-USD exchange rate	$1.34	(53)
Cash flow hedge	£7,741	June 2026	GBP-USD exchange rate	$1.34	(49)
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	1,511
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	1,511

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 (dollars in thousands):

	Gain (loss) recognized in Other Comprehensive Income (Loss)		Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Income Statement Location
	For the three months ended September 30, 2025	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Cash flow hedge	$(946)	$200	$(37)	$(37)	Gain/loss on foreign currency transaction
Interest rate swap	1,987	1,987	1,035	1,035	Interest expense
	$1,041	$2,187	$998	$998
The Company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive income as a net decrease to interest expense and $0.2 million will be reclassified from accumulated other comprehensive income to loss on foreign currency transactions over the next 12 months.
Financing receivable: The fair value was determined using a widely accepted valuation technique, discounted cash flow analysis, on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at September 30, 2025 was 12%.
For the nine months ended September 30, 2025, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.

Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 8, Debt, below) as of September 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

		September 30, 2025			December 31, 2024
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$83,782	$84,494	$84,494	$53,782	$54,199	$54,199
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$397,594	$389,700	$400,000	$396,927	$381,812
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
Loan receivable, at amortized cost: The carrying value of the loan receivable at amortized cost approximates fair value due to the short-term nature of this instrument.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

8. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025			December 31, 2024
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(2,406)	$397,594	$400,000	$(3,073)	$396,927
Senior unsecured term loan	500,000	(3,799)	496,201	—	—	—
	$900,000	$(6,205)	$893,795	$400,000	$(3,073)	$396,927

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
As of September 30, 2025, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
As of September 30, 2025, the Operating Partnership had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility.

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
As of September 30, 2025, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.
Debt Assumed in Connection with the Acquisition and Subsequently Paid Off
On May 8, 2025, upon consummation of the Acquisition, the Company assumed secured revolving credit facilities and secured notes payable with an outstanding balance of $154.0 million and $99.8 million, respectively. The terms of the debt were as follows:

	Clydesdale Bank PLC (“Virgin”)	HSBC UK Bank Plc (“HSBC”)	National Westminster Bank Plc (“NatWest”)	Secured notes payable (tranche A)	Secured notes payable (tranche B)
Facility Type	Revolving credit facility	Revolving credit facility	Revolving credit facility	Private placement	Private placement
Maturity date	December 2029	April 2026	June 2029	December 2035	June 2035
Base rate	SONIA	SONIA	SONIA	N/A	N/A
Margin(1)	2.00%	2.00%	2.00%	N/A	N/A
Fixed interest rate	N/A	N/A	N/A	2.93%	3.00%
(1)SONIA used at time of prepayment was 4.22%.
On July 8, 2025, the Company repaid in full the secured notes payable. The aggregate payoff amount of £75.5 million consisted of outstanding principal of £75.0 million and accrued and unpaid interest of approximately £0.5 million.
On July 31, 2025, the Company repaid in full and terminated the secured revolving credit facilities. The aggregate payoff amount of £116.5 million consisted of outstanding principal of £115.8 million, accrued and unpaid interest of approximately £0.4 million and a prepayment penalty of £0.3 million. In connection with the payoff of the secured revolving credit facilities, the Company terminated the interest rate caps associated with this variable rate debt. See Note 7, Fair Value Measurements, for additional information.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Schedule of Debt Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2025 (dollars in thousands):

	Term Loan	Senior Unsecured Notes	Total
2025 (Three months)	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	400,000	400,000
2029	—	—	—
2030	500,000	—	500,000
Thereafter	—	—	—
Total Debt	$500,000	$400,000	$900,000
As of September 30, 2025, the weighted average interest rate on the Company’s outstanding debt was 4.29%, inclusive of the effects of interest rate swap agreements.
9. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Common Stock
Public Offering of Common Stock—On August 14, 2025, the Company completed an underwritten public offering of 23.0 million newly issued shares of its common stock at a price per share of $32.00, resulting in gross proceeds of $736.0 million. The Company used a portion of the proceeds to pay down the outstanding revolving credit facility and intends to use the remaining proceeds to fund acquisitions.
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
The following table summarizes the ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Number of shares	—	17,241	12,608	40,986
Average sales price per share	$—	$29.01	$29.34	$26.35
Gross proceeds(1)	$—	$500,085	$369,871	$1,079,852
(1) Total gross proceeds is before $6.2 million of commissions paid to the sales agents during the three months ended September 30, 2024, under the ATM Program. Total gross proceeds is before $4.6 million and $13.4 million of commissions paid to the sales agents during the nine months ended September 30, 2025 and 2024, respectively, under the ATM Program.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of September 30, 2025, the Company had $380.1 million available for future issuances under the New ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first nine months of 2025 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025
Dividends declared per share	$0.335	$0.335	$0.335
Dividends payment date	April 15, 2025	July 15, 2025	October 15, 2025
Dividends payable as of record date	$63,053	$67,100	$74,806
Dividends record date	March 31, 2025	June 30, 2025	September 30, 2025
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
As of September 30, 2025, the redeemable noncontrolling interests did not meet the conditions for redemption.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the status of the restricted stock award activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2024	552,999	$23.86
Granted:
RSAs	148,495	27.29
Board Awards	20,148	28.79
Vested	(167,663)	21.52
Unvested balance at September 30, 2025	553,979	$25.67
As of September 30, 2025, the weighted-average remaining vesting period of such awards was 1.7 years.
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$2,493	$1,143	$9,428	$4,669
As of September 30, 2025, there was $11.1 million of unamortized stock-based compensation expense related to the unvested RSAs and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2025 and 2024, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to CareTrust REIT, Inc.	$74,901	$33,441	$209,248	$72,945
Less: Net income allocated to participating securities	(186)	(95)	(554)	(286)
Numerator for basic and diluted earnings available to common stockholders	$74,715	$33,346	$208,694	$72,659
Denominator:
Weighted-average basic common shares outstanding	211,746	159,459	197,204	145,780
Dilutive potential common shares - TSR Units	525	391	399	373
Weighted-average diluted common shares outstanding	212,271	159,850	197,603	146,153

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.35	$0.21	$1.06	$0.50
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.35	$0.21	$1.06	$0.50
Antidilutive unvested RSAs excluded from the computation	554	327	554	327

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The CODM evaluates performance based on net income, as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$104,265	$57,153	$261,944	$166,062
Interest income from financing receivable	2,908	—	8,601	—
Interest income from other real estate related investments and other income	25,271	20,228	70,989	43,280
Total revenues	132,444	77,381	341,534	209,342
Expenses:
Depreciation and amortization	26,693	14,009	65,749	41,317
Interest expense	12,622	8,281	32,329	25,188
Property taxes and insurance	2,326	2,115	6,508	5,892
Impairment of real estate investments	452	8,417	452	36,872
Transaction costs	560	—	1,509	—
Property operating expenses	279	3,477	1,322	4,392
General and administrative
Cash compensation	2,636	1,571	6,730	4,878
Incentive compensation	7,042	2,500	11,691	5,500
Share-based compensation	2,493	1,143	9,428	4,669
Professional services	1,439	570	4,768	1,936
Taxes and insurance	523	211	1,212	761
Other expenses(1)	1,287	668	3,163	1,893
Total general and administrative	15,420	6,663	36,992	19,637
Total expenses	58,352	42,962	144,861	133,298
Other income (loss):
Loss on extinguishment of debt	(390)	(657)	(390)	(657)
(Loss) gain on sale of real estate, net	—	(2,286)	3,876	(2,254)
Unrealized gain (loss) on other real estate related investments, net	3,603	1,800	6,858	(689)
(Loss) gain on foreign currency transaction, net	(298)	—	4,115	—
Total other income (loss)	2,915	(1,143)	14,459	(3,600)
Income before income tax expense	77,007	33,276	211,132	72,444
Income tax expense	(2,077)	—	(3,107)	—
Net income	74,930	33,276	208,025	72,444
Net income (loss) attributable to noncontrolling interests	29	(165)	(1,223)	(501)
Net income attributable to CareTrust REIT, Inc.	$74,901	$33,441	$209,248	$72,945
(1)Other expenses include certain overhead expenses.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. VARIABLE INTEREST ENTITIES
VIEs for Which the Company is the Primary Beneficiary
Noncontrolling Interests—The Company has entered into ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs.
The following table summarizes the contributions to joint ventures that are consolidated variable interest entities through September 30, 2025 (dollars in thousands):

					Gross Investment
Investment Year		State	Facility Type	Number of Facilities	CTRE	Noncontrolling Interests	Total
2023		CA	SNF	1	$25,459	$653	$26,112
2023		CA	SNF	2	34,269	879	35,148
2024		CA	ALF	1	10,760	276	11,036
2024		CA	Multi-service campuses	2	28,076	720	28,796
2024		CA	SNF	1	24,503	628	25,131
2024 / 2025	(1)	TN, AL	SNF	28	442,327	19,156	461,483
2024 / 2025		CA	SNF Campus	1	33,810	867	34,677
2025	(1)	WA, OR, ID	SNF	10	140,610	5,478	146,088
2025		CA	SNF Campus	1	8,893	228	9,121
Total				47	$748,707	$28,885	$777,592
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
Total assets and total liabilities include VIE assets and liabilities as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Assets:
Real estate investments, net	$758,831	$565,959
Cash and cash equivalents	9,630	6,506
Accounts and other receivables	26	—
Prepaid and other assets	5,859	8,317
Total assets	774,346	580,782
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	3,289	10,332
Total liabilities	$3,289	$10,332

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

VIE for Which the Company is not the Primary Beneficiary
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not exercise power over and/or does not have potentially significant economic exposure from the VIE. The Company’s investment in the unconsolidated VIE is carried in other real estate related investments on the condensed consolidated balance sheets and includes one mortgage secured loan issued by the VIE.
The fair value of the Company’s investment in the unconsolidated VIE at September 30, 2025 was £15.5 million. The Company’s maximum exposure to loss from the unconsolidated VIE was £15.5 million at September 30, 2025.
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
The table below summarizes the Company’s existing, known commitments and contingencies as of September 30, 2025 (in thousands):

Remaining Commitment
Capital expenditures(1)	$9,598
Mortgage loans	3,766
Other loans receivable(2)	11,939
Earn-out obligations(3)	13,429
$38,732
(1)As of September 30, 2025, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased facilities totaling $9.6 million, of which $8.7 million is subject to rent increase at the time of funding.
(2)Represents non-real estate secured loan commitments.
(3)Includes an earn-out obligation of up to $10.0 million under a purchase and sale agreement for one SNF in Virginia, which was acquired during 2024. The earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
Major operator concentration – The Company has operators from which it derived 10% or more of its revenue for the nine months ended September 30, 2025 and 2024. The following table sets forth information regarding the Company’s major operators as of September 30, 2025 and 2024:

	Percentage of Total Revenue
Operator/Borrower	Three Months Ended	Nine Months Ended
September 30, 2025(1)
Ensign(2)	17%	20%

September 30, 2024(1)
Ensign(2)	25%	28%
Priority Management Group	11%	12%
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain geographies from which the Company derived 10% or more of its revenue for the nine months ended September 30, 2025 and 2024:

	Percentage of Total Revenue
Geography	Three Months Ended	Nine Months Ended
September 30, 2025(1)
CA	22%	22%
U.K.	17%	10%
TX	9%	11%
TN	9%	10%

September 30, 2024(1)
CA	28%	29%
TX	17%	19%
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Acquisitions
On October 20, 2025, the Company contributed $28.5 million to a JV that purchased one SNF in California for $29.2 million, which includes estimated capitalized acquisition costs. In exchange, the Company holds 100% of the preferred equity interests in the JV and 50% of the common equity interest in the JV. The JV partner contributed the remaining $0.7 million of the total investment in exchange for 50% of the common equity interest in the JV. In connection with the acquisition of the facility, the Company entered into a new master lease with a skilled nursing operator. The new master lease has a term of approximately 15 years, with two five-year renewal options and fixed rent increases. Initial annual cash rent under the new master lease is $2.5 million, inclusive of $0.3 million in deferred rent to be repaid during the second year of the lease.
On October 30, 2025, the Company acquired four SNFs and one multi-service campus in the mid-Atlantic and southeast for $210.6 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the facilities, the Company amended an existing master lease with a skilled nursing operator. The amended master lease has a remaining term of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $18.0 million.
On October 31, 2025, the Company acquired two senior housing properties in Missouri and Ohio for $26.6 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the facilities, the Company entered into a new master lease with a senior housing operator. The new master lease has a term of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Initial annual cash rent under the new master lease is $2.1 million. In addition to the cash rent, the master lease provides for percentage rent beginning in 2026 as 20% of the positive difference between gross revenues and a certain threshold.
On October 31, 2025, the Company acquired eight SNFs in Mississippi for $166.1 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the facilities, the Company entered into a new master lease with a skilled nursing operator. The new master lease has a term of approximately ten years, with three five-year renewal options and fixed rent increases. Initial annual cash rent under the new master lease is $15.5 million. The master lease provides for deferred rent of $2.5 million in the first year and $1.4 million in the second lease year to be repaid in years three through five.
Mortgage Loan Prepayment
On October 31, 2025, one mezzanine loan with a principal balance of $35.0 million was fully prepaid, including all unpaid accrued interest.
Asset Sales
On October 10, 2025, the Company sold two senior housing properties with an aggregate carrying value of $11.2 million. The Company does not expect to record a material gain or loss on sale of the real estate.
On November 4, 2025, the Company sold one senior housing property with an aggregate carrying value of $0.2 million. The Company does not expect to record a material gain or loss on sale of the real estate.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability and willingness of our tenants and borrowers to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (iii) the impact of healthcare reform legislation, including potential minimum staffing level requirements, on the operating results and financial conditions of our tenants and borrowers; (iv) the ability of our tenants and borrowers to comply with applicable laws, rules and regulations in the operation of the properties we lease to them or finance; (v) the intended benefits of our acquisition of Care REIT plc (“Care REIT”) may not be realized, and we will be subject to additional risks from our investment in Care REIT and any other international investments; (vi) the ability and willingness of our tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, as well as any obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant; (vii) the availability of and the ability to identify (a) tenants who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms; (viii) the ability to generate sufficient cash flows to service our outstanding indebtedness; (ix) access to debt and equity capital markets; (x) fluctuating interest and currency rates; (xi) the impact of public health crises, including significant COVID-19 outbreaks as well as other pandemics or epidemics; (xii) the ability to retain our key management personnel; (xiii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiv) changes in the U.S. and U.K. tax law and other state, federal or local laws, whether or not specific to REITs; (xv) other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and (xvi) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, seniors housing and other healthcare-related properties located in the United States (“U.S.”) and the United Kingdom (“U.K.”). As of September 30, 2025, we owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 399 skilled nursing facilities (“SNFs”), multi-service campuses, U.K. care homes, assisted living facilities (“ALFs”) and independent living facilities (“ILFs”) consisting of 36,192 operational beds and units located in 32 states and the U.K. with the highest concentration of properties by rental income located in California, Texas, the U.K. and Tennessee. As of September 30, 2025, we also had other real estate related investments consisting of four preferred equity investments, 15 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $871.3 million and one financing receivable with a carrying value of $98.1 million.

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

Market Trends and Uncertainties
Recent macroeconomic conditions, particularly market uncertainty, immigration restrictions and changes to immigration enforcement policy, changes to the U.S. healthcare system, shutdown of the federal government, declining consumer sentiment, inflation (including higher supply costs and shortages), effects of global tariffs, elevated interest rates and related changes to consumer spending, has adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Higher interest rates and market volatility have also increased our costs of capital to finance acquisitions and increased our borrowing costs. We continue to monitor changes in the interest rate environment and the effect of changing rates on our business. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
As a result of impacts experienced by our operators due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full may be negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Assets, Assets Held for Sale and Asset Sales” below. During the three months ended September 30, 2025, we collected 100% of contractual rents and interest due from our operators and borrowers exclusive of properties held-for-sale. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.

Regulatory Updates
During the third quarter of 2025, both Idaho and North Carolina implemented Medicaid reimbursement rate reductions that could adversely impact the operations of the tenants of our SNFs located in those states. In Idaho, the Department of Health and Welfare enacted a 4% across-the-board rate cut in response to an $80 million budget shortfall. In North Carolina, the Department of Health and Human Services reduced provider reimbursement rates by 3% to 10%, effective October 1, 2025, following a $319 million funding gap in the state’s Medicaid rebase. These reductions disproportionately affect skilled nursing, hospice, behavioral health, and intermediate care services for individuals with intellectual and developmental disabilities. The rate cuts could adversely impact our tenants’ ability to meet some of their financial obligations to us.
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

The OBBBA also introduced sweeping changes to healthcare policy and funding in the U.S. which may affect our industry in ways we cannot yet predict. Notably, however, the bill did not include previously proposed cuts to Medicaid reimbursement rates for SNFs, which is expected to provide continued stability for many of our tenants, particularly those operating in states with high Medicaid census. In addition, the OBBBA placed a moratorium through September 30, 2034 on implementation or enforcement of the federal minimum staffing standards for long-term care facilities finalized by CMS on May 10, 2024, which reduces near-term compliance risk and cost pressure associated with those staffing rations. While the long-term impact of the legislation will depend on subsequent rule making and state-level implementation, we believe the bill’s passage reduces near-term reimbursement risk and supports the financial health of our operator base. We continue to monitor regulatory developments closely and remain engaged with our tenants to assess the operational and financial implications of this and other legislative actions.
In July 2025, the Centers for Medicare and Medicaid Services (“CMS”) approved its payment rate update to SNF reimbursements for fiscal year 2026, which includes a net increase of 3.2% in Medicare Part A payments to SNFs, a slight increase from the proposed rate, which was 2.8%. This increase is expected to partially offset some of our tenants’ higher operating costs.
In April 2025, the U.S. District Court for the Northern District of Texas vacated a CMS final rule regarding minimum staffing requirements, which was previously issued on May 10, 2024 and consisted of three core staffing requirements: (1) overall minimum standard of 3.48 total nurse staff hours per resident day; (2) minimum nurse staffing standards of 0.55 hours per resident day for registered nurses and 2.45 hours of care from a certified nurse’s aid per resident per day; and (3) a requirement to have a registered nurse onsite 24 hours a day, seven days a week. The rule included a staggered implementation approach for which CMS was required to publish additional details on compliance as the implementation dates approached. The rule also included possible waivers and temporary hardship exemptions for select facilities; however, no funding for the additional staff would be provided. An appeal of this decision is pending.
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
Recent Investments
The following table summarizes our acquisitions from January 1, 2025 through September 30, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing(4)	$166,537	$16,100	11	973
U.K. Care Homes(5)	861,226	65,490	132	7,485
Multi-service campuses(6)	43,783	4,381	2	320
Assisted living	20,637	1,896	1	160
Total	$1,092,183	$87,867	146	8,938
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
(5)Includes U.K. Care Homes acquired in connection with the Acquisition. See Note 3, Acquisitions, for additional information. On July 31, 2025, we swapped 10 U.K. Care Homes for six U.K. Care Homes and received £2.2 million in cash before selling costs. The amounts shown above are inclusive of this asset swap. See Note 5, Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales, for additional information.
(6)Includes two multi-service campuses held through joint ventures. See Note 4, Real Estate Investments, Net, and Note 13, Variable Interest Entities, for additional information.

The following table summarizes our other real estate related investments from January 1, 2025 through September 30, 2025 (dollars in thousands):

Investment Type	Investment	Annual Initial Interest Income(1)	Number of Properties	Number of Beds/Units(2)
Mortgage secured loans receivable	$41,479	$3,567	10	1,400
Mezzanine loans receivable	6,389	842	1	148
Preferred equity	30,000	3,600	N/A	N/A
Total	$77,868	$8,009	11	1,548
(1)Represents annualized acquisition-date contractual interest income, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate at loan origination.
(2)The number of beds/units includes operating beds at the investment date.
Financing Activity
In July 2025, we paid off the entire outstanding balance of the secured notes payable and paid off and terminated the secured revolving credit facilities, which were each assumed in connection with the Acquisition. In connection with the payoff of the secured revolving credit facilities, we terminated the outstanding interest rate caps. We funded the payoffs with cash on hand and $65.0 million in net borrowings under the Third Amended Revolving Facility (as defined below).
On July 10, 2025, we entered into two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility (as defined below). The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
Public Offering of Common Stock
On August 14, 2025, we completed an underwritten public offering of 23.0 million newly issued shares of our common stock at a price per share of $32.00, resulting in gross proceeds of $736.0 million. We used a portion of the proceeds to pay down the outstanding revolving credit facility and intend to use the remaining proceeds to fund acquisitions.
At-The-Market Offering of Common Stock
On January 21, 2025, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $750.0 million in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $750.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program. There were no outstanding ATM forward contracts that had not settled as of September 30, 2025.

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
The following tables summarize the ATM Program activity for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares	—	17,241	12,608	40,986
Average sales price per share	$—	$29.01	$29.34	$26.35
Gross proceeds(1)	$—	$500,085	$369,871	$1,079,852
(1) Total gross proceeds is before $6.2 million of commissions paid to the sales agents during the three months ended September 30, 2024 under the ATM Program. Total gross proceeds is before $4.6 million and $13.4 million of commissions paid to the sales agents during the nine months ended September 30, 2025 and 2024, respectively, under the ATM Program.
As of September 30, 2025, we had $380.1 million available for future issuances under the New ATM Program.
Impairment of Real Estate Assets, Assets Held for Sale, and Asset Sales
During both the three and nine months ended September 30, 2025, we recognized an impairment charge of $0.5 million related to properties held for sale. During the three and nine months ended September 30, 2024, we recognized impairment charges of $8.4 million and $36.9 million, respectively, related to properties held for sale. These charges are reported in impairment of real estate investments in the condensed consolidated income statements.
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
The following table summarizes our dispositions for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of facilities(1)	10	11	15	14
Net sales proceeds(2)	$38,207	$7,712	$82,608	$8,852
Net carrying value	38,207	9,998	78,732	11,106
Net (loss) gain on sale, net	$—	$(2,286)	$3,876	$(2,254)
(1) One non-operational previously impaired facility sold during the nine months ended September 30, 2025 was not classified as held for sale as of December 31, 2024.
(2) Net sales proceeds for the three and nine months ended September 30, 2025 includes non-cash consideration related to an asset exchange. Net sales proceeds for the nine months ended September 30, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024. Net sales proceeds for the three and nine months ended September 30, 2024 includes $2.8 million of liabilities assumed by the buyer in connection with the sale of 11 SNFs.

The following table summarizes our assets held for sale activity for the period presented (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2024	$57,261	10
Additions to assets held for sale	50,066	12
Assets sold	(78,732)	(14)
Impairment of real estate held for sale	(452)	—
September 30, 2025	$28,143	8

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025:

	Three Months Ended		Increase (Decrease)	Percentage Difference
	September 30, 2025	June 30, 2025
	(dollars in thousands)
Revenues:
Rental income	$104,265	$86,033	$18,232	21%
Interest income from financing receivable	2,908	2,886	22	1%
Interest income from other real estate related investments and other income	25,271	23,550	1,721	7%
Expenses:
Depreciation and amortization	26,693	21,215	5,478	26%
Interest expense	12,622	13,038	(416)	(3)%
Property taxes and insurance	2,326	2,117	209	10%
Impairment of real estate investments	452	—	452	*
Transaction costs	560	61	499	818%
Property operating expenses	279	938	(659)	(70)%
General and administrative	15,420	12,549	2,871	23%
Other income (loss):
Loss on extinguishment of debt	(390)	—	(390)	*
Unrealized gain on other real estate related investments, net	3,603	1,968	1,635	83%
(Loss) gain on foreign currency transactions	(298)	4,413	(4,711)	(107)%
Income taxes
Income tax expense	(2,077)	(1,030)	(1,047)	102%
Net income
Net income (loss) attributable to noncontrolling interests	29	(643)	672	(105)%
•Not meaningful
Rental income. Rental income increased by approximately $18.2 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2025	June 30, 2025
Contractual cash rent	$93,873	$81,383	$12,490
Tenant reimbursements	2,202	1,965	237
Total contractual rent	96,075	83,348	12,727
Straight-line rent	3,419	1,760	1,659
Amortization of lease incentives	(48)	(48)	—
Amortization of above and below market leases	4,819	973	3,846
Total amount in rental income	$104,265	$86,033	$18,232
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $12.7 million due to a $10.9 million increase in rental income from real estate investments made after March 31, 2025, including properties acquired in connection with the Acquisition, a $1.0 million increase in rental rates for our existing tenants, an increase of $0.6 million related to the transfer of 12 facilities to new operators, and an increase of $0.2 million in tenant reimbursements. Straight-line rent increased by $1.7 million related to the Acquisition. Amortization of above and below market leases increased $3.8 million due to lease terminations in August 2025, which accelerated the amortization of the applicable below market lease intangibles.

Interest income from financing receivable. Interest income from financing receivable did not change significantly during the quarter ended September 30, 2025 compared to the quarter ended June 30, 2025.
Interest income from other real estate related investments and other income. The $1.7 million, or 7%, increase in interest income from other real estate related investments and other income was primarily due to an increase of $3.4 million of interest earned on money market funds, an increase of $1.4 million of interest income on new investments made after March 31, 2025, and an increase of $0.2 million related to the number of days in the quarter compared to the prior quarter, partially offset by a decrease of $3.1 million of interest earned on escrow deposits during the three months ended June 30, 2025, primarily related to the Acquisition, and a decrease of $0.2 million due to origination and extension fees during the three months ended June 30, 2025.
Depreciation and amortization. The $5.5 million, or 26%, increase in depreciation and amortization was primarily due to an increase of $3.3 million due to acquisitions and capital improvements made after March 31, 2025, including related to properties acquired in connection with the Acquisition, and $2.2 million of accelerated amortization of lease intangibles related to lease terminations in August 2025.
Interest expense. Interest expense decreased by approximately $0.4 million as detailed below:

Change in interest expense for the three months ended September 30, 2025 compared to the three months ended June 30, 2025
(in thousands)
Increases to interest expense due to:
Increase due to new Term Loan Facility	$3,492
Other changes in interest expense(1)	136
Total increases to interest expense	3,628
Decreases to interest expense due to:
Decrease in outstanding borrowing amount for the Revolving Facility, net	(3,384)
Decrease due to payoff of debt assumed in the Acquisition	(660)
Total decreases to interest expense	(4,044)
Total change to interest expense	$(416)
(1)Other changes in interest expense generally relate to changes to loan fee amortization.
Property taxes and insurance. The $0.2 million, or 10%, increase in property taxes and insurance was primarily due to an increase of $0.2 million due to acquisitions made after March 31, 2025 and an increase of $0.1 million due to reassessments, partially offset by a decrease of $0.1 million due to the transfer of certain properties to new operators that make direct tax payments.
Impairment of real estate investments. During the three months ended September 30, 2025, we recognized impairment charges of $0.5 million related to properties classified as held for sale. We did not recognize any impairment charges during the three months ended June 30, 2025.
Transaction costs. During the three months ended September 30, 2025, we recognized $0.6 million of costs related to integrating the operations of Care REIT plc. During the three months ended June 30, 2025, we recognized $0.1 million of non-capitalizable acquisition costs.
Property operating expenses. During the three months ended September 30, 2025, we recognized $0.3 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold. During the three months ended June 30, 2025, we recognized $0.9 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.

General and administrative expense. General and administrative expense increased by $2.9 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2025	June 30, 2025
Incentive compensation	$7,042	$3,424	$3,618
Cash compensation	2,636	2,003	633
Share-based compensation	2,493	3,026	(533)
Professional services	1,439	2,453	(1,014)
Taxes and insurance	523	470	53
Other expenses	1,287	1,173	114
General and administrative expense	$15,420	$12,549	$2,871
Loss on extinguishment of debt. During the three months ended September 30, 2025, we recorded a loss on extinguishment of debt of $0.4 million associated with the prepayment of the secured revolving credit facilities that were assumed in connection with the Acquisition. No loss on extinguishment of debt was recognized during the three months ended June 30, 2025.
Unrealized gain on other real estate related investments, net. During the three months ended September 30, 2025, we recorded $4.1 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.1 million to bring the interest rates in line with market rates and unrealized foreign currency loss of $0.4 million related to one mortgage loan receivable. During the three months ended June 30, 2025, we recorded $2.3 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.3 million, to bring the interest rates in line with market rates.
(Loss) gain on foreign currency transactions. During the three months ended September 30, 2025, we recorded a $0.3 million foreign currency loss on cash paid in connection with the acquisition of Impact Health Partners LLP. During the three months ended June 30, 2025, we recorded a $4.4 million foreign currency gain on cash paid to Care REIT shareholders in connection with the Care REIT Acquisition.
Income tax expense. During the three months ended September 30, 2025 and June 30, 2025, we recorded $2.1 million and $1.0 million of income tax expense, respectively, related to foreign withholding taxes related to taxable income in the U.K.
Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased primarily due to accelerated amortization of lease intangibles related to the Covenant Care lease transitions.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024:

	Nine Months Ended		Increase (Decrease)	Percentage Difference
	September 30, 2025	September 30, 2024
	(dollars in thousands)
Revenues:
Rental income	$261,944	$166,062	$95,882	58%
Interest income from financing receivable	8,601	—	8,601	*
Interest income from other real estate related investments and other income	70,989	43,280	27,709	64%
Expenses:
Depreciation and amortization	65,749	41,317	24,432	59%
Interest expense	32,329	25,188	7,141	28%
Property taxes and insurance	6,508	5,892	616	10%
Impairment of real estate investments	452	36,872	(36,420)	(99)%
Transaction costs	1,509	—	1,509	*
Property operating expenses	1,322	4,392	(3,070)	(70)%
General and administrative	36,992	19,637	17,355	88%
Other income (loss):
Loss on extinguishment of debt	(390)	(657)	267	*
Gain (loss) on sale of real estate, net	3,876	(2,254)	6,130	*
Unrealized gain (loss) on other real estate related investments, net	6,858	(689)	7,547	*
Gain on foreign currency transactions, net	4,115	—	4,115	*
Income taxes
Income tax expense	(3,107)	—	(3,107)	*
Net income
Net loss attributable to noncontrolling interests	(1,223)	(501)	(722)	144%
•Not meaningful
Rental income. Rental income increased by $95.9 million as detailed below:

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2025	September 30, 2024
Contractual cash rent	$243,756	$159,060	$84,696
Tenant reimbursements	6,443	5,073	1,370
Total contractual rent	250,199	164,133	86,066
Straight-line rent	5,172	(21)	5,193
Amortization of lease incentives	(145)	(9)	(136)
Amortization of above and below market leases	6,718	1,959	4,759
Total amount in rental income	$261,944	$166,062	$95,882
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $86.1 million due to a $84.7 million increase in rental income from real estate investments made after December 31, 2023, including properties acquired in connection with the Acquisition, a $5.0 million increase in rental rates for our existing tenants, a $1.4 million increase in tenant reimbursements, and an increase of $1.4 million related to the transfer of 15 facilities to new operators, partially offset by a $3.7 million decrease in rental income recognized related to certain tenants on a cash basis method of accounting and a $2.7 million decrease in rental income related to dispositions made after December 31, 2023. Straight-line rent increased by $5.2 million due to the Acquisition. Amortization of above and below market leases increased $4.8 million primarily due to lease terminations in August 2025, which accelerated the amortization of the applicable below market lease intangibles.
Interest income from financing receivable. During the nine months ended September 30, 2025, we recorded $8.6 million of interest income related to an investment classified as a financing receivable in December 2024.
Interest income from other real estate related investments and other income. The $27.7 million increase in interest and other income was primarily due to an increase of $29.7 million due to the origination of loans receivable after December 31, 2023, an increase of $4.7 million of interest income earned on escrow deposits and an increase of $0.7 million due to originations of other loans, partially offset by a decrease of $6.2 million of interest income on money market funds, a decrease of $0.9 million related to loan payments and a $0.3 million decrease of interest income due to placing one other loan on non-accrual status.
Depreciation and amortization. The $24.4 million, or 59%, increase in depreciation and amortization was primarily due to an increase of $26.0 million related to acquisitions and capital improvements made after December 31, 2023 and an increase of $2.3 million due to lease terminations in August 2025, which accelerated the amortization of the applicable in-place lease intangibles, partially offset by a decrease of $1.9 million due to the disposal of assets, a decrease of $1.2 million due to assets becoming fully depreciated after December 31, 2023 and a decrease of $ 0.8 million due to classifying assets as held for sale after December 31, 2023.
Interest expense. Interest expense increased by $7.1 million as detailed below:

Change in interest expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
(in thousands)
Increases to interest expense due to:
Increase in outstanding borrowing amount for the Revolving Facility	$5,786
Increase due to new Term Loan Facility	8,316
Increase due to assumption of debt in connection with the Acquisition	2,880
Other changes in interest expense(1)	1,177
Total increases to interest expense	18,159
Decreases to interest expense due to:
Decrease due to prepayment of a prior term loan	(10,086)
Decrease due to prepayment of secured borrowing	(932)
Total decreases to interest expense	(11,018)
Total change in interest expense	$7,141
(1)Other changes in interest expense generally relate to changes to loan fee amortization.
Property taxes and insurance. The $0.6 million, or 10%, increase in property taxes was due to a $1.8 million increase related to acquisitions made after December 31, 2023, partially offset by a decrease of $0.8 million due to reassessments, a decrease of $0.2 million due to properties that were sold after December 31, 2023 and a decrease of $0.2 million due to the transfer of certain properties to new operators that make direct tax payments.
Impairment of real estate investments. During the nine months ended September 30, 2025, we recognized impairment charges of $0.5 million related to properties classified as held for sale. During the nine months ended September 30, 2024, we recognized impairment charges of $30.4 million related to properties classified as held for sale, $4.4 million related to properties held for investment, and $2.1 million related to properties that were sold.
Transaction costs. During the nine months ended September 30, 2025, we recognized $1.5 million of costs related to unsuccessful acquisition pursuit costs that we classify as transaction costs and costs related to integrating the operations of Care REIT plc. We did not recognize any transaction costs during the nine months ended September 30, 2024.
Property operating expenses. During the nine months ended September 30, 2025, we recognized $1.7 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold, partially offset by $0.4 million in recoveries. During the nine months ended September 30, 2024, we recognized $4.4 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant or have sold.

General and administrative expense. General and administrative expense increased by $17.4 million as detailed below:

	Nine Months Ended		Increase/(Decrease)
(in thousands)	September 30, 2025	September 30, 2024
Incentive compensation	$11,691	$5,500	$6,191
Share-based compensation	9,428	4,669	4,759
Cash compensation	6,730	4,878	1,852
Professional services	4,768	1,936	2,832
Taxes and insurance	1,212	761	451
Other expenses	3,163	1,893	1,270
General and administrative expense	$36,992	$19,637	$17,355
Loss on extinguishment of debt. During the nine months ended September 30, 2025, we recorded a loss on extinguishment of debt of $0.4 million associated with the prepayment of the secured revolving credit facilities that were assumed in connection with the Acquisition. During the nine months ended September 30, 2024, we recorded a $0.7 million loss on extinguishment of debt related to the exit fee associated with the call of the secured borrowing and the write-off of deferred financing costs associated with the prepayment of the Term Loan (as defined below).
Gain on sale of real estate, net. During the nine months ended September 30, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three SNFs and one multi-service campus. During the nine months ended September 30, 2024, we recorded a $2.3 million loss on sale of real estate, net related to the sale of 13 SNFs and one ALF.
Unrealized gain (loss) on other real estate related investments, net. During the nine months ended September 30, 2025, we recorded $8.3 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $1.0 million, to bring the interest rates in line with market rates and unrealized foreign currency loss of $0.4 million related to one mortgage loan receivable. During the nine months ended September 30, 2024, we recorded a $7.3 million unrealized loss on our secured and mezzanine loans receivable due to an increase in interest rates during the first half of 2024, partially offset by unrealized gains of $6.6 million primarily due to a decrease in interest rates during the third quarter of 2024.
Gain on foreign currency transactions, net. During the nine months ended September 30, 2025, we recorded a $4.4 million foreign currency gain on cash paid to Care REIT shareholders in connection with the Care REIT Acquisition, partially offset by a $0.3 million foreign currency loss on cash paid in connection with the acquisition of Impact Health Partners LLP.
Income tax expense. During the nine months ended September 30, 2025, we recorded $3.1 million of income tax expense related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. The $0.7 million increase in net loss attributable to noncontrolling interests was primarily due to investments entered into subsequent to December 31, 2023.
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
As of September 30, 2025, we are in compliance with all debt covenants on our outstanding indebtedness.

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities	$273,069	$169,043
Net cash used in investing activities	(901,048)	(828,087)
Net cash provided by financing activities	1,126,302	741,698
Effect of foreign currency translation	335	—
Net increase in cash and cash equivalents	498,658	82,654
Cash and cash equivalents as of the beginning of period	213,822	294,448
Cash and cash equivalents as of the end of period	$712,480	$377,102
Net cash provided by operating activities increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Operating cash inflows are derived primarily from the rental payments received under our lease agreements and interest income received on our other real estate related investments, including as a result of new investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $104.0 million in cash provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to an increase in rental income received and an increase in interest income received on our other real estate related investments, partially offset by an increase in cash paid for general and administrative expense and an increase in cash paid for interest expense.
Cash used in investing activities for the nine months ended September 30, 2025 was primarily comprised of $915.6 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $30.0 million in preferred equity investments and $10.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $44.4 million in net proceeds from the sale of real estate and $10.1 million in principal payments received from our other real estate related investments and other loans receivable. Cash used in investing activities for the nine months ended September 30, 2024 was primarily comprised of $777.1 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $52.0 million in preferred equity investments and $4.2 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $5.1 million in net proceeds from the sale of real estate and $0.1 million in principal payments received on other loans receivable.
Our cash flows provided by financing activities for the nine months ended September 30, 2025 were primarily comprised of $1.1 billion in net proceeds from the issuance of common stock, $500.0 million in net borrowings under our Third Amended Revolving Facility (as defined below), and $7.1 million in contributions from noncontrolling interests, partially offset by a $256.2 million payment on the secured notes payable and secured revolving credit facilities, $184.5 million in dividends paid, a $4.6 million payment on extinguishment of debt and deferred financing costs, $3.8 million in distributions to noncontrolling interests and a $3.3 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the nine months ended September 30, 2024 were primarily comprised of $1.1 billion in net proceeds from the issuance of common stock, $75.0 million in proceeds from a secured borrowing and $1.2 million in contributions from noncontrolling interests, partially offset by a $200.0 million prepayment of the Term Loan, $122.4 million in dividends paid, a $75.0 million payment on the secured borrowing, a $2.5 million net settlement adjustment on restricted stock, and $0.4 million payment on extinguishment of debt and deferred financing costs.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our wholly owned subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Third Amended Revolving Facility (as defined below). As of September 30, 2025, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 8, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
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
As of September 30, 2025, we had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility. The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at our sole discretion, two six-month extension options. The Term Loan Facility has a maturity date of May 30, 2030.

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
As of September 30, 2025, we were in compliance with all applicable financial covenants under the Third Amended Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included in this report for further information about the Third Amended Credit Agreement.
Commitments and Contingencies
As of September 30, 2025, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased facilities totaling $9.6 million, of which $8.7 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. As of September 30, 2025, we have mortgage loan commitments of $3.8 million and non-real estate secured loan commitments of $11.9 million. As of September 30, 2025, we have earn-out commitments of $13.4 million, $10.0 million of which are related to a purchase and sale agreement which provides for an earn-out obligation for one SNF in Virginia that was acquired during 2024. The $10.0 million earn-out is available, contingent on the operator achieving certain thresholds per the agreement, beginning in October 2025 through October 2026. See Note 14, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 9, Equity and Redeemable Noncontrolling Interests, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended September 30, 2025.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks, primarily interest rate risk with respect to our variable rate indebtedness and exchange rate risk for the British Pound Sterling.
Interest rate risk—We borrow debt at a combination of variable and fixed rates. As of September 30, 2025, our indebtedness included $500.0 million in term loans and $400.0 million in notes payable. As of September 30, 2025, we had $500.0 million of outstanding variable rate indebtedness. The unused portion ($1.2 billion at September 30, 2025) of our Third Amended Revolving Facility, should it be drawn upon, is subject to variable rates.
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
As of September 30, 2025, we had two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
Exchange rate risk—We are exposed to changes in foreign exchange rates as a result of our real estate investments in the United Kingdom. Our foreign currency exposure is partially mitigated through the use of British Pound denominated intercompany debt totaling £462.4 million as of September 30, 2025 and foreign currency forward contracts. Based solely on our results of operations for the nine months ended September 30, 2025, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $1.6 million.
To hedge a portion of the interest expense due on our intercompany debt in the U.K., at September 30, 2025, we have three foreign currency forward contracts with notional amounts totaling £23.2 million that mature between 2025 and 2026.

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
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. As previously disclosed, on May 8, 2025, we completed the Care REIT Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Care REIT. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2025.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.
Insider Trading Arrangements
On September 24, 2025, David Sedgwick, our President and Chief Executive Officer, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Sedgwick’s Rule 10b-5 Trading Plan provides for the sale of up to 144,492 shares of common stock pursuant to the terms of the plan, and is effective through August 3, 2026 unless earlier terminated in accordance with the terms of the plan.

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

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2025, is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareTrust REIT, Inc.
November 5, 2025	By:	/s/ William M. Wagner
William M. Wagner
Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)