Form 10-K
period 2025-12-31
CareTrust REIT, Inc.
filed 2026-02-12
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-36181
CareTrust REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-3999490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24901 Dana Point Harbor Dr, Suite A200, Dana Point, CA 92629
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6.1 billion.
As of February 11, 2026, there were 223,404,715 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2025, are incorporated by reference into Part III of this Report.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Risk Factors Summary” and “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
RISK FACTORS SUMMARY
Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. As more fully set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:
•the ability of our tenants, managers, and borrowers to successfully operate our properties and to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;
•the impact of unstable market and economic conditions;
•the impact of healthcare reform legislation, including reimbursement rates and potential minimum staffing level requirements, on the operating results and financial conditions of our tenants, managers, and borrowers;
•the consequences of bankruptcy, insolvency or financial deterioration of our tenants, managers and borrowers;
•the ability and willingness of our tenants, managers and borrowers to renew their agreements with us, and our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant or manager;
•the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect;
•the impact of public health crises;
•the availability of and the ability to identify (a) tenants and managers who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants on favorable terms;
•the intended benefits of our acquisition of Care REIT plc (“Care REIT”) may not be realized, and the additional risks we will be subject to from our investment in Care REIT and any other international investments;
•the additional operational and legal risks associated with our properties managed in a RIDEA structure;
•the impact of the unfavorable resolution of litigation or disputes and rising liability and insurance costs as a result thereof or other market factors;

•the ability to retain our key management personnel;
•the ability to maintain our status as a real estate investment trust (“REIT”);
•changes in the U.S. and U.K. tax law and other state, federal or local laws, whether or not specific to REITs;
•the ability to generate sufficient cash flows to service our outstanding indebtedness;
•access to debt and equity capital markets; and
•fluctuating interest and currency rates.
TENANT AND BORROWER INFORMATION
This Annual Report on Form 10-K includes information regarding certain of our tenants that lease properties from us and our borrowers, most of which are not subject to SEC reporting requirements. The Ensign Group, Inc. (“Ensign”), The Pennant Group, Inc. (“Pennant”) and PACS Group, Inc. (“PACS”), who each lease properties from us on a triple-net basis, are subject to the reporting requirements of the SEC and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. You are encouraged to review Ensign, Pennant and PACS’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.
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
Our Company
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, senior housing and other healthcare-related properties.
As of December 31, 2025, CareTrust REIT owned, directly or indirectly in consolidated joint ventures, and leased to independent operators, 407 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 37,628 operational beds and units located in 32 states and the United Kingdom (the “U.K.”), with the highest concentration of properties by rental income located in California, the U.K., Texas, and Tennessee. As of December 31, 2025, we also had other real estate related investments consisting of four preferred equity investments, 16 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $899.3 million and one financing receivable with a carrying value of $92.2 million.
During the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating portfolio (“SHOP”) platform, and completed our first SHOP acquisition in December 2025. As of December 31, 2025, CareTrust REIT also owned, indirectly in consolidated joint ventures, the properties and operations of three senior housing communities consisting of 270 units in Texas that are operated on our behalf by independent managers pursuant to the terms of separate management agreements.
We generate revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property (including property taxes, insurance, maintenance and repair costs and capital expenditures, subject to certain exceptions in the case of properties leased to Ensign and Pennant, as defined below). From time to time, we also extend secured mortgage loans to healthcare operators, secured by healthcare-related properties, extend secured mezzanine loans to healthcare operators, secured by membership interests in healthcare-related properties, and invest in preferred equity investments. From time to time, we also partner with third party institutional investors to invest in healthcare real estate in consolidated joint ventures (“joint ventures” or “JVs”). Pursuant to our joint ventures, we typically contribute at least 90% of the joint venture’s total investment amount and we receive 100% of the preferred equity interest in the joint venture and a 50% common equity interest in the joint venture. Each joint venture partner contributes the remaining total investment amount in exchange for a 50% common equity interest in the joint venture.
We also generate revenues by owning, indirectly in consolidated joint ventures, properties operated by third party property managers to whom we pay a management fee. These investments utilize a RIDEA structure pursuant to a management agreement with an independent, third party manager who manages and operates the properties. For our joint ventures within the SHOP platform, we typically contribute at least 90% of the joint venture’s total investment amount and receive at least 90% of the common equity interest in the joint venture, with our joint venture partner contributing the remaining amount of the total investment in exchange for the remaining common equity interests.
Our Businesses
We expect to grow our portfolio by pursuing opportunities to acquire additional properties that will be leased to, or managed by, a diverse group of local, regional, national and international healthcare providers, which may include new or existing skilled nursing operators, as well as senior housing operators or managers, behavioral health properties and related businesses. We may diversify our portfolio over time, including by acquiring properties in different geographic markets, including internationally, and in different asset classes.
We actively monitor the clinical, regulatory and financial operating results of our tenants and borrowers, and work to identify opportunities within their operations and markets that could improve their operating results at our properties. We communicate such observations to our tenants and borrowers; however, we have no contractual obligation to do so. Moreover, our tenants and borrowers have sole discretion with respect to the day-to-day operation of the properties they lease from us, and how and whether to implement any observation we may share with them. We also actively monitor the overall occupancy, skilled mix, and other operating metrics of our tenants and borrowers on at least a monthly basis. We have replaced tenants in the past, and may elect to replace tenants in the future, if they fail to meet the terms and conditions of their leases with us. The replacement tenants may include tenants with whom we have had no prior landlord-tenant relationship as well as current tenants with whom we are comfortable expanding our relationships. In addition, we may from time to time in the future repurpose properties for other uses, such as behavioral health. We have also provided select tenants with strategic capital for property upkeep and modernization, as well as short-term working capital loans when they are awaiting licensure and certification or conducting turnaround work in one or more of our properties, and we may continue to do so in the future. We have also assisted our tenants with transitioning to lower emissions technologies through our tenant incentive program, where we support efficiency projects through our dedicated tenant capital expenditure budget, providing sustainability incentives rent-free. In addition, we periodically reassess the investments we have made and the tenant relationships we have entered into, and have selectively disposed of properties or investments, or terminated such relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions.
Our SHOP communities consist of senior housing communities that we own and invest in and which are managed by third party managers. Through the RIDEA structure, we participate directly in the financial results of the communities’ operations. We generally rely on the third party managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage the senior housing communities’ operations efficiently and effectively. We also rely on the third party managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise manage risk and operate the senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. We are generally responsible for all operational costs, expenses and other risks and liabilities. While our managers typically indemnify us for liabilities arising out of certain of their actions such as gross negligence, fraud or willful misconduct, it may be difficult to enforce our rights or we may need to seek alternative solutions to ensure the liability is appropriately addressed. See “Risk Factors — Risks Related to Our Business and Operations — We are dependent on the ability of our third party managers to successfully manage and operate our SHOP communities”.
Our management agreements typically have fixed terms and are subject to renewal under certain conditions. These agreements may include provisions for termination under specific circumstances, with or without the payment of a fee. The managers generally receive annual management fees which are calculated based on various performance measures, which may include revenue, net operating income and other objective financial metrics. Additionally, incentive fees may be awarded if specified performance targets are met. As of December 31, 2025, third party managers operated all three properties in our SHOP platform on our behalf.
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
Because we have elected to be taxed as a REIT, we are subject to restrictions impacting how we invest in, operate or manage our properties, including the senior housing communities in our SHOP platform. Some of those restrictions depend on whether a senior housing community is treated as a “qualified healthcare property” under the REIT rules. We treat all of the senior housing communities in our SHOP platform as “qualified healthcare properties.” Senior housing communities in our SHOP platform that are “qualified healthcare properties” generally must be managed and operated by a third party manager, including for purposes of procuring supplies, hiring and training employees, entering into third party contracts for the benefit of the property and providing resident care and services.
Investment Activity
The Acquisition
On May 8, 2025, we closed our acquisition (the “Care REIT Acquisition”) of Care REIT plc (“Care REIT”). In connection with this acquisition, on June 30, 2025, we also acquired substantially all of the assets of Impact Health Partners LLP, the investment manager of Care REIT (together with the Care REIT Acquisition, the “Acquisition”). We treat these acquisitions as a single transaction as they were entered into in contemplation of one another and were intended to achieve an overall economic effect.

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
Other Investment Activity
The following table summarizes our acquisitions from January 1, 2025 through December 31, 2025 (dollars in thousands):

Type of Property(1)	Purchase Price(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing triple-net	$616,521	27	3,214
Senior housing triple-net(4)	908,507	135	7,822
Senior housing SHOP	40,298	3	270
Total	$1,565,326	165	11,306
(1)Includes properties held in consolidated joint ventures. See Note 4, Real Estate Investments, Net, and Note 15, Variable Interest Entities, for additional information.
(2)Purchase price includes capitalized acquisition costs.
(3)The number of beds/units includes operating beds at acquisition date.
(4)Includes U.K. Care Homes acquired in connection with the Acquisition. See Note 3, Acquisitions, for additional information. On July 31, 2025, we swapped 10 U.K. Care Homes for six U.K. Care Homes and received £2.2 million in cash before selling costs. The amounts shown above are inclusive of this asset swap.
The following table summarizes our other real estate related investments from January 1, 2025 through December 31, 2025 (dollars in thousands):

Investment Type	Investment	Number of Properties	Number of Beds/Units(1)
Mortgage secured loans receivable	$121,168	30	3,622
Mezzanine loans receivable	9,689	3	394
Preferred equity	30,000	N/A	N/A
Total	$160,857	33	4,016
(1)The number of beds/units includes operating beds at the investment date.
Dispositions
From January 1, 2025 through December 31, 2025, we sold five skilled nursing facilities and 19 senior housing communities for net proceeds aggregating $153.5 million, which includes non-cash consideration related to an asset exchange and $36.0 million of seller financing, resulting in a net gain on sale of real estate of $31.5 million.
Our Industry
The skilled nursing and senior housing industries has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. We believe this evolution has led to a number of favorable improvements in the industry, as described below:
•Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as SNFs, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, inpatient rehabilitation facilities and other post-acute care settings. As a result, SNFs are generally serving a larger population of higher-acuity patients than in the past. The same trend is impacting senior housing communities, which are now generally serving some residents who previously would have received services at SNFs.
•Significant Acquisition and Consolidation Opportunities. The skilled nursing and senior housing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. We believe this fragmentation provides significant acquisition and consolidation opportunities for us.

•Widening Supply and Demand Imbalance. The number of SNFs has declined modestly over the past several years. According to the American Health Care Association, the nursing home industry was comprised of approximately 14,742 facilities as of July 2025, as compared with over 15,600 facilities as of July 2016. We expect that the supply/demand imbalance in the skilled nursing industry will increasingly favor skilled nursing and senior living providers due to the shift of care to lower cost settings and an aging population.
•Increased Demand Driven by Aging Populations. As seniors account for a higher percentage of the total U.S. population, we believe the overall demand for skilled nursing and senior housing services will increase. At present, the primary market demographic for skilled nursing and senior housing services consists of individuals age 75 and older. The U.S. Census estimates that there were over 59 million people in the United States in 2024 over the age of 65. The U.S. Census estimates this group to be one of the fastest growing segments of the United States population, projecting that it will nearly double between 2020 and 2060. According to the Centers for Medicare & Medicaid Services, nursing home care facilities and continuing care retirement expenditures are projected to grow from approximately $228.8 billion in 2024 to approximately $385.9 billion in 2033. Although senior housing and skilled nursing occupancy rates declined during the COVID-19 pandemic, they have largely recovered nationally and we believe that these trends in population will support an increasing demand for services in the long-term, which in turn will likely support an increasing demand for the services provided within our properties.
While most factors described above indicate projected growth for our industry, recent macroeconomic conditions, particularly market uncertainty, immigration restrictions and changes to immigration enforcement policy, changes to the U.S. healthcare system, shutdown of the federal government, declining consumer sentiment, inflation (including higher supply costs and shortages), effects of global tariffs, elevated interest rates and related changes to consumer spending, including, but not limited to, an increase in individuals delaying or deferring moves to senior housing, has adversely impacted and could continue to adversely impact our tenants’ and borrowers’ ability to meet some of their financial obligations to us or our ability to generate revenue from our SHOP communities. In addition, state level Medicaid reimbursement rate reductions and minimum wage increases could lead to increased costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Updates”). It is difficult to predict the duration of the effects of these economic, market and regulatory conditions on the industry. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
Classification of Properties in our Portfolio
We have a geographically diverse portfolio, consisting of the following types of properties as of December 31, 2025:
•Skilled Nursing Facilities. SNFs are licensed healthcare facilities that provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Some of these facilities may also include a limited number of assisted living (AL) or independent living (IL) type beds. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources. As of December 31, 2025, our portfolio included 366 SNFs, consisting of 236 owned facilities, 73 facilities related to our other real estate related investments, 35 facilities related to our financing receivable, and 22 related to our preferred equity investments. Included in the 236 owned SNFs are 45 SNFs held in consolidated joint ventures.
•Senior Housing Communities and Other Properties. As of December 31, 2025, our portfolio included 208 senior housing communities, consisting of 171 owned communities, 23 communities related to our other real estate related investments, six communities related to our financing receivable, and eight communities related to our preferred equity investments. Included in the 171 owned communities are three communities held in consolidated joint ventures that are operated by a third party manager. Senior housing communities include varying care levels, including assisted living, independent living and memory care. The senior housing communities include stand-alone properties that provide one level of service or a combination that provides multiple levels of service and communities or campuses that provide a wide range of services, including:
◦Care Homes in the U.K. (“U.K. Care Home”) are a residential setting that provides accommodation and personal care services for individuals who need assistance with daily living activities and are unable to manage independently in their own homes. U.K. Care Homes generally fall into two main categories: residential care homes and care homes with nursing (also called nursing homes). Residential care homes provide personal care and support for daily living activities like washing, dressing, and medication management, while care homes with nursing also offer 24/7 on-site nursing care for individuals with more complex medical needs. As of December 31, 2025, our portfolio included 131 properties that we classify as U.K. Care Homes.

◦Assisted Living Communities are licensed healthcare properties that provide personal care services, support and housing for those who need help with activities of daily living, such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These communities are often apartment-like buildings with private residences ranging from single rooms to large apartments. These properties may include memory care services and clinical programs for individuals with Alzheimer’s disease and other forms of dementia. Assisted living communities are classified as senior housing communities. As of December 31, 2025, our portfolio included 54 properties that we classify as Assisted Living Communities.
◦Independent Living Communities, also known as retirement communities or senior apartments, are not healthcare facilities and are not licensed to provide healthcare services to residents. The properties typically consist of entirely self-contained apartments, complete with their own kitchens, baths and individual living spaces, as well as parking for tenant vehicles. They are most often rented unfurnished, and generally can be personalized by the tenants, and are typically occupied by an individual or a couple over the age of 55. These properties offer various services and amenities such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on site security and emergency response programs. Independent living communities are classified as senior housing communities. As of December 31, 2025, our portfolio included 12 properties that we classify as Independent Living Communities.
◦Continuing Care Retirement Communities provide, as a continuum of care, the services described above for independent living communities, assisted living communities, memory care communities and skilled nursing facilities in an integrated campus. Continuing care retirement communities are classified as senior housing communities. As of December 31, 2025, our portfolio included eight properties that we classify as Continuing Care Retirement Communities.
◦Other properties include properties other than those described above that are not classified as skilled nursing, U.K. Care Homes or senior housing communities, such as other healthcare properties, land parcels and projects under development. As of December 31, 2025, our portfolio included three properties that we classify Other.
Our portfolio of SNFs and senior housing communities is broadly diversified by geographic location throughout the United States and the U.K., with concentrations in California, the U.K., Texas, and Tennessee based on revenue.
Significant Master Leases
Ensign
As of December 31, 2025, we leased 113 properties to subsidiaries of Ensign, which have a total of 12,218 operational beds. We have leased a significant number of our properties to subsidiaries of Ensign on a triple-net basis under eight long-term leases, each with its own pool of properties, that have varying maturities and diversity in both property type and geography (each an “Original Ensign Lease” and collectively, the “Original Ensign Leases”). The Original Ensign Leases provide for initial terms in excess of 10 years with staggered expiration dates and no purchase options. At Ensign’s option, each Original Ensign Lease may be extended for up to three five-year renewal terms beyond the initial term and, if elected, the renewal will be effective for all of the leased properties then subject to the applicable Original Ensign Lease. The Original Ensign Leases are guaranteed by Ensign and contain cross-default provisions. As of December 31, 2025, 9 of the 113 properties, with a total of 1,024 operational beds, are leased to Ensign under three separate triple-net master lease agreements (the “New Ensign Leases” and collectively with the Original Ensign Leases, the “Ensign Master Leases”). The obligations under these separate master leases are guaranteed by Ensign. A default under the New Ensign Leases constitutes a default under the Original Ensign Leases, but a default under the Original Ensign Leases does not constitute a default under the New Ensign Leases.
As of December 31, 2025, annualized contractual rental income from the Original Ensign Leases was $79.6 million, and annualized contractual rental income from the Ensign Master Leases was $92.1 million, representing 19% and 23% of total annualized contractual rental income, respectively. Rent under the Ensign Master Leases is subject to annual escalation based on changes in the CPI, subject to applicable caps.
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

We monitor the creditworthiness of our tenants by evaluating the ability of the tenants to meet their lease obligations to us based on the tenants’ financial performance, including the evaluation of any guarantees of tenant lease obligations. The primary basis for our evaluation of the credit quality of our tenants (and more specifically the tenants’ ability to pay their rent obligations to us) is the tenants’ lease coverage ratios. These coverage ratios compare (i) earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) to rent, and (ii) earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”) to rent. We utilize a standardized management fee of 5% of revenue when we calculate lease coverage ratios. We obtain various financial and operational information from our tenants each month. We regularly review this information to calculate the above-described coverage metrics, to identify operational trends, to assess the operational and financial impact of the changes in the broader industry environment (including the potential impact of government reimbursement and regulatory changes), and to evaluate the management and performance of the tenants’ operations. We also monitor the creditworthiness of our borrowers and the ability of the borrowers to meet their loan obligations to us based on the borrowers’ financial performance. Our monitoring process includes review of monthly financial statements and other operating data for each property, quarterly review of borrower creditworthiness based on debt service coverage ratios and review of covenant compliance. These metrics help us identify potential areas of concern relative to our tenants’ or borrowers’ credit quality and ultimately the tenants’ or borrowers’ ability to generate sufficient liquidity to meet their ongoing obligations, including their obligations to continue paying contractual rents and interest due to us and satisfying other financial obligations to third parties, as prescribed by our triple-net leases and loan agreements.
The SHOP structure gives us direct exposure to the risks and benefits of the operations of the senior housing communities within this portfolio. The third party property managers manage these communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as we are to our triple-net tenants. However, we rely on the property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our communities efficiently and effectively. We also rely on the property managers to set appropriate resident fees and otherwise operate our communities in compliance with the terms of our management agreements and all applicable laws and regulations. See “Risk Factors — Risks Related to Our Business and Operations — We are dependent on the ability of our third party managers to successfully manage and operate our SHOP communities”.

Owned Properties
Properties by Type:
The following table displays the geographic distribution of our owned properties by property type and the related number of beds and units available for occupancy by property type, as of December 31, 2025. The number of beds or units that are operational may be less than the official licensed capacity.

	Total		Skilled nursing triple-net		Senior housing triple-net		Senior housing operating
State(1)	Properties	Beds/Units	Facilities	Beds	Properties	Beds/Units	Properties	Beds/Units
UK	133	7,327	—	—	133	7,327	—	—
CA	54	6,885	40	5,053	14	1,832	—	—
TX	45	5,585	40	5,103	2	212	3	270
TN	27	2,834	27	2,834	—	—	—	—
ID	19	1,588	19	1,588	—	—	—	—
WA	17	1,539	16	1,442	1	97	—	—
UT	13	1,374	10	1,185	3	189	—	—
AZ	11	1,368	8	999	3	369	—	—
IL	11	1,053	9	917	2	136	—	—
LA	8	1,164	8	1,164	—	—	—	—
MS	8	1,125	8	1,125	—	—	—	—
CO	7	788	5	520	2	268	—	—
NC	7	666	5	570	2	96	—	—
OH	6	583	4	433	2	150	—	—
IA	5	354	5	354	—	—	—	—
MD	5	439	4	423	1	16	—	—
NE	5	366	5	366	—	—	—	—
PA	4	597	4	597	—	—	—	—
VA	4	467	4	467	—	—	—	—
MT	3	243	3	243	—	—	—	—
NV	3	304	1	92	2	212	—	—
MO	2	173	1	70	1	103	—	—
OR	2	145	2	145	—	—	—	—
WI	2	89	—	—	2	89	—	—
AL	1	91	1	91	—	—	—	—
GA	1	148	1	148	—	—	—	—
KS	1	102	1	102	—	—	—	—
MI	1	66	—	—	1	66	—	—
ND	1	63	1	63	—	—	—	—
NM	1	129	1	129	—	—	—	—
SC	1	108	1	108	—	—	—	—
SD	1	68	1	68	—	—	—	—
WV	1	67	1	67	—	—	—	—
Total	410	37,898	236	26,466	171	11,162	3	270
(1)Includes properties held in consolidated joint ventures. See Note 4, Real Estate Investments, Net, and Note 15, Variable Interest Entities, for additional information.

Property Type — Revenue and Occupancy:
The following tables display the revenue and occupancy for each property type leased to third party tenants or operated by third party property managers, which excludes interest income from financing receivable and interest income from other real estate related investments and other income, for the years ended December 31, 2025 and 2024 as well as the total beds/units for each property type as of December 31, 2025 and 2024. Percentage occupancy in the below table is computed by dividing the average daily number of beds occupied by the total number of beds available for use during the periods indicated (beds are included in the computation following the date of acquisition, or through the date of disposition, only).

	For the Year Ended December 31, 2025				As of December 31, 2025
Property Type(1)	Revenue (in thousands)(2)	Percent of Total	Occupancy		Total Beds/ Units
Skilled nursing triple-net	$275,077	74%	76%	(3)	26,466
Senior housing triple-net	93,117	25%	86%	(3)	11,162
Senior housing operating	1,225	—%	83%		270
Total	$369,419	100%			37,898
(1)Includes properties held in consolidated joint ventures. See Note 4, Real Estate Investments, Net, and Note 15, Variable Interest Entities, for additional information. As of December 31, 2025, we combined assisted living properties and independent living properties into a new category, which we call senior housing triple-net. As of December 31, 2025, we assessed the properties underlying the multi-service campuses and classified each property as either skilled nursing triple-net or senior housing triple-net, based on the predominant intended use of the property. As such, for the year ended December 31, 2025, 25 multi-service campuses are now classified as skilled nursing triple-net and seven are classified as senior housing triple-net.
(2)Revenue represents rental income and resident fees and services.
(3)Occupancy data excludes three other properties, which do not report occupancy. Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased property financial performance data is presented one quarter in arrears.

	For the Year Ended December 31, 2024			As of December 31, 2024
Facility Type(1)	Revenue (in thousands)(2)	Percent of Total	Occupancy(3)	Total Beds/ Units
SNFs	$169,414	74%	79%	20,930
Multi-Service Campuses	43,372	19%	79%	4,272
ALFs and ILFs	15,475	7%	74%	2,886
Total	$228,261	100%		28,088
(1)Includes properties held in consolidated joint ventures. See Note 4, Real Estate Investments, Net, and Note 15, Variable Interest Entities, for additional information.
(2)Revenue represents rental income.
(3)Occupancy data excludes one non-operational ALF. Occupancy data derived solely from information provided by our tenants without independent verification by us. The leased facility financial performance data is presented one quarter in arrears.

Financing Receivable
We have invested in a portfolio of properties through a sale and leaseback transaction and leased the properties back to an affiliate of the seller and provided the seller-lessee with purchase options. We determined that the sale and leaseback transaction met the accounting criteria to be presented as financing receivable on our consolidated balance sheets and recorded the payments from these properties as interest income from financing receivable on our consolidated income statements. See Note 2, Summary of Significant Accounting Policies, for additional information. The following table provides information regarding our investment in the financing receivable during the years ended December 31, 2025 and 2024 (dollars in thousands):

As of December 31, 2025							For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Lease Maturity	State	Type of Properties	Number of Properties	Number of Beds/Units	Gross Investment(1)	Effective Interest Rate(2)	Interest Income from Financing Receivable	Interest Income from Financing Receivable
2039	IL	SNF / Senior Housing Communities	41	3,546	$92,635	12.0%	$11,492	$1,009
(1)Gross investment includes $1.4 million of transaction costs.
(2)We leased these properties back to the seller under a 15-year contract, with two five-year renewal options. The agreement provides for an initial contractual cash yield of 11.0% for the first three years, with annual CPI-based escalators beginning in year four, subject to a 3% annual cap. The agreement provides for deferred payments equal to 2.0% of the contractual cash yield in the first year and 0.5% of the contractual cash yield in the second year. At the time the seller-lessee exercises its purchase options, option proceeds will be used to repay any outstanding deferred payments as well as additional amounts such that we receive a contractual cash yield of 12.5% on our gross investment in the applicable properties through the option exercise date. If any deferred amounts remain unpaid, beginning in year eight, the deferred amounts are to be repaid in 24 equal monthly payments. The agreement provides the seller-lessee with options to purchase all properties in separate tranches, with the first purchase option window beginning December 1, 2024. During the year ended December 31, 2025, one purchase option was exercised, reducing the investment amount by $4.4 million. See Note 6, Other Real Estate Related and Other Investments, for additional information.
Other Real Estate Related Investments
The following table summarizes our investments in mortgage loans, mezzanine loans and preferred equity investments for the years ended December 31, 2025 and 2024 (dollars in thousands):

	As of December 31, 2025		For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
	Principal Balance	Wtd Avg Contractual Interest Rate	Interest Income	Interest Income
Mortgage Loans	$740,202	8.8%	$59,680	$35,972
Mezzanine Loans	56,976	12.1%	10,705	9,456
Preferred Equity Investments	83,782	11.5%	8,217	2,826
Total Investments:	$880,960		$78,602	$48,254

Geographic Concentration — Revenue:
The following table displays the geographic distribution of revenue for properties leased to third party tenants and properties within our SHOP platform for the years ended December 31, 2025 and 2024 (dollars in thousands).

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
State	Total Revenue(1)(2)	Percent of Total	Total Revenue(1)(2)	Percent of Total
CA	$92,987	25%	$75,717	33%
UK	53,952	15%	—	*
TX	47,144	13%	47,950	21%
TN	42,657	12%	2,055	1%
LA	18,854	5%	18,403	8%
ID	16,900	5%	15,389	7%
AZ	13,933	4%	13,625	6%
WA	11,164	3%	5,041	2%
UT	8,193	2%	8,008	4%
IL	8,007	2%	6,996	3%
NC	7,322	2%	3,479	2%
MD	6,586	2%	1,420	1%
VA	5,415	1%	1,192	1%
PA	4,506	1%	747	*
CO	4,284	1%	4,519	2%
OH	3,406	1%	3,018	1%
MT	2,448	1%	2,321	1%
NV	2,338	1%	2,287	1%
MS	2,261	1%	—	*
NM	2,119	1%	1,925	1%
SD	2,001	1%	1,810	1%
MO	1,868	1%	1,341	1%
OR	1,836	*	436	*
GA	1,510	*	1,894	1%
AL	1,089	*	—	*
NE	1,069	*	1,045	*
SC	1,068	*	580	*
IA	1,036	*	3,426	2%
WI	934	*	857	*
WV	821	*	801	*
ND	742	*	498	*
KS	618	*	233	*
MI	167	*	115	*
MN	100	*	1,133	*
FL	84	*	—	*
Total	$369,419	100%	$228,261	100%
     * Represents less than 1%
(1) Total Revenue includes rental income and resident fees and services, exclusive of interest income.
(2) Includes properties held in consolidated joint ventures. See Note 4, Real Estate Investments, Net, and Note 15, Variable Interest Entities, for additional information.
Investment and Financing Policies
Our investment objectives are to increase cash flow, provide quarterly cash dividends, maximize the value of our properties and acquire properties with cash flow growth potential. We intend to invest primarily in SNFs and senior housing communities, both domestically and internationally. We intend to utilize the RIDEA structure as opportunities warrant for future acquisitions (see “Business Strategies — Diversify Asset Portfolio” below).We may determine in the future to expand our investments to include behavioral health facilities, medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. Our owned properties are located in 32 states and in the U.K., and we intend to continue to acquire properties in other states throughout the United States and the U.K. Although our portfolio currently consists primarily of owned real property, we have also invested in joint ventures through which we own properties, as well as mortgage loans receivable, mezzanine loans and preferred equity investments. We expect that our future investments may also include first mortgages, mezzanine debt and other securities issued by, or joint ventures with, REITs or other entities that own real estate consistent with our investment objectives.
Our Competitive Strengths
We believe that our ability to acquire, integrate and improve properties is a direct result of the following key competitive strengths:
Geographically Diverse Property Portfolio. Our portfolio of real estate held for investment, inclusive of our other real estate related investments and financing receivable, is located in 34 different states and the U.K., with concentrations in California and the U.K. based on annualized revenue. The properties in any one state do not account for more than 19% of our annualized run rate revenue as of December 31, 2025. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.
Long-Term, Triple-Net Lease Structure. The vast majority of our owned properties (including properties we own in consolidated joint ventures), are leased to tenants under long-term, triple-net leases, pursuant to which the operators are responsible for all maintenance and repair, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
SHOP. During the fourth quarter of 2025, we established a SHOP platform with an investment in three senior housing communities, which are operated by a third party manager. The SHOP platform offers direct exposure to the risks and benefits of the operations of the senior housing communities within the portfolio, which allows us to participate directly in property-level performance and offers the ability to drive organic growth through active asset management.
Financially Secure Primary Tenant. Ensign is an established provider of healthcare services with strong financial performance and accounted for 23% of total annualized contractual rental income as of December 31, 2025. Ensign is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s publicly available filings can be found at the SEC’s website at www.sec.gov.
Investments in Joint Ventures. From time to time, we partner with third party institutional investors to invest in healthcare real estate in consolidated joint ventures. Pursuant to joint ventures we have entered into in connection with investments in triple-net leased properties, we typically contribute at least 90% of the joint venture’s total investment amount and we receive 100% of the preferred equity interest in the joint venture and a 50% common equity interest in the joint venture. Our joint venture partner contributes the remaining total investment amount in exchange for a 50% common ownership interest in the joint venture. For joint ventures we have entered into in connection with investments in SHOP communities, we typically contribute at least 90% of the joint venture’s total investment amount and receive at least 90% of the equity interest in the joint venture, with our joint venture partner contributing the remaining percent of the total investment in exchange for the remaining equity interests. Our joint ventures are investments that we typically consolidate as they are variable interest entities and as we are considered to be the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s economic performance and have the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant.
Lower Cost of Capital. Our ability to access the capital markets provides us greater flexibility to manage our cost of capital and also offers us the ability to fund future acquisitions through the issuance of additional shares, including under our ATM Program (as defined below). During the year ended December 31, 2025, we sold approximately 12.6 million shares at an average gross price of $29.34 for gross proceeds of approximately $369.9 million under our ATM Program to fund current and future acquisitions. As of December 31, 2025, we also had forward contracts outstanding under the ATM Program with a financial institution acting as a forward purchaser to sell 6.5 million shares of common stock at a weighted average initial sales price of $37.30 per share, before commissions and offering expenses. Subsequent to December 31, 2025, we entered into forward contracts under the ATM program to sell 3.5 million shares of common stock at a weighted average initial sales price of $37.00 per share, before commissions and offering expenses. In addition, on August 14, 2025, we completed an underwritten public offering of 23.0 million newly issued shares at a price per share of $32.00 resulting in gross proceeds of $736.0 million to pay down the outstanding revolving credit facility, and to fund acquisitions.
Ability to Identify Talented Operators and Managers. As a result of our management team’s operating experience and network of relationships and insight, we believe that we are able to identify and pursue working relationships with qualified local, regional and national healthcare providers, senior housing operators and managers. We expect to continue our disciplined focus on pursuing investment opportunities, primarily with respect to stabilized assets but also some strategic investments in new and/or improving properties, while seeking dedicated and engaged operators and managers who possess local market knowledge, have solid operating records and emphasize quality services and outcomes. We intend to support these operators and managers by providing strategic capital for property acquisition, upkeep and modernization. Our management team’s experience gives us a key competitive advantage in objectively evaluating an operator’s financial position and likely business prospects, as well as the care and service programs and operating efficiencies of an operator or manager.
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
Experienced Management Team. David M. Sedgwick was appointed as our Chief Executive Officer effective January 1, 2022. At the time of his appointment, Mr. Sedgwick was serving as our President, a role he had filled since February 2021, and he continues to hold that title. He previously served as our Chief Operating Officer from August 2018 through 2021, and as our Vice President-Operations from CareTrust’s launch as an independent public company in 2014 to 2018. Mr. Sedgwick has more than 25 years of experience in the skilled nursing and senior housing industries. Mr. Sedgwick’s President, Chief Operating Officer and Vice President duties regularly involved him in matters related to new investments, asset management, tenant relations, portfolio management, portfolio optimization, investor relations and capital markets activities for the Company. Prior to joining CareTrust, Mr. Sedgwick served as the Chief Human Capital Officer and President of Facility Services at Ensign. Mr. Sedgwick has been a licensed nursing home administrator since 2001.
Effective January 1, 2026, Derek Bunker was appointed Chief Financial Officer, succeeding Bill Wagner. Mr. Bunker has served as Senior Vice President of Strategy and Investor Relations of the Company since June 2025 after serving as a consultant to the Company from January 2025 to June 2025 to assist with the Care REIT Acquisition. Prior to joining the Company, Mr. Bunker ran a post-acute healthcare consultancy and independent sponsor, served as Chief Investment Officer, Executive Vice President and Secretary of The Pennant Group and Vice President, Acquisitions and Business Legal Affairs at The Ensign Group.
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
Business Strategies
Our primary goal is to create long-term stockholder value through the payment of consistent cash dividends and the growth of our asset base. To achieve this goal, we intend to pursue a business strategy focused on opportunistic acquisitions and property diversification. We also intend to further develop our relationships with tenants, managers and healthcare providers with a goal to progressively expand the mixture of tenants managing and operating our properties.
The key components of our business strategies include:
Diversify Asset Portfolio. We diversify through the acquisition of new and existing properties from third parties and the expansion and upgrade of current properties. In addition, we diversify through investing in high-quality borrowers, property types and geography. In addition, during the fourth quarter of 2025, we diversified our business through the establishment of a SHOP platform pursuant to which we invest in senior housing communities operated by third party property managers pursuant to property management agreements utilizing the RIDEA structure. The SHOP platform gives us direct exposure to the risks and benefits of the operations of these communities. The third party property managers manage our communities in exchange for the receipt of a management fee, and as such, we are not directly exposed to the credit risk of the property managers in the same manner or to the same extent as our triple-net tenants. Under this management structure, we are required to rely on a third party manager to hire and train all property employees, enter into third party contracts for the benefit of the community, comply with laws, and provide resident care, and we are substantially limited in our ability to control or influence day-to-day operations.

We employ what we believe to be a disciplined, opportunistic acquisition strategy with a focus on the acquisition of SNFs, U.K. Care Homes and senior housing communities. We may determine in the future to expand our investments to include behavioral health facilities, medical office buildings, long-term acute care hospitals and inpatient rehabilitation facilities. As we acquire, or invest in, additional properties, we expect to further diversify by geography, asset class and tenant within the healthcare and healthcare-related sectors.
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
Develop New Tenant and Manager Relationships. We cultivate new relationships with tenants, managers and healthcare providers in order to expand the mix of tenants operating and managers managing our properties. We expect that this objective will be achieved over time as part of our overall strategy to acquire new properties and further diversify our portfolio of healthcare properties.
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
Fund Strategic Capital Improvements. We support operators by providing capital to them for a variety of purposes, including capital expenditures and property modernization. We expect to structure these investments as either lease amendments that produce additional rents or as loans that are repaid by operators during the applicable lease term. We have also assisted our tenants with transitioning to lower emissions technologies through our tenant incentive program, where we support efficiency projects through our dedicated tenant capital expenditure budget, providing sustainability incentives rent-free.
Pursue Strategic Development Opportunities. We work with managers, operators and developers to identify strategic development opportunities. These opportunities may involve replacing or renovating properties that may have become less competitive. We also identify new development opportunities that present attractive risk-adjusted returns. We may provide funding to the developer of a property in conjunction with entering into a sale leaseback transaction or an option to enter into a sale leaseback transaction for the property.
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
In addition, revenues from our properties are dependent on the ability of our tenants, managers, and operators to compete with other healthcare operators. Healthcare operators compete on a local and regional basis for residents and patients and their ability to successfully attract and retain residents and patients depends on key factors such as the number of properties in the local market, the types of services available, the quality of care, reputation, age and appearance of each property and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants, managers, and operators to compete successfully for residents and patients at the properties.
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
In 2025, we published our fifth annual Corporate Sustainability Report (our “ESG Report”) as part of our ongoing commitment to provide regular reporting on our environmental, social and governance (“ESG”) priorities. Our ESG Report outlines our high priority ESG initiatives and goals for our company and our property portfolio. Beginning with our 2023 ESG Report, we included a Global Reporting Initiative (“GRI”) Index in reference to the GRI Standards as well as a Task Force on Climate-Related Financial Disclosures (“TCFD”) index to further align with applicable global standards for sustainability reporting.
Beginning in 2020, with the assistance of an ESG consultant, we designed a monitoring plan to collect key environmental data from a pilot group of 50 of our net-leased properties. The plan’s objective was to benchmark energy and water usage and the impact of our properties on greenhouse gas emissions and climate change. During 2021, we began collecting data and have increased our tracking since, adding waste tracking in 2023 and reaching a total of 105 tracked properties by the end of 2024. We expect the data to help us identify the most promising opportunities for improvement in our portfolio, set informed ESG goals and measure progress over time. In addition, as a landlord and capital supplier to a key segment of the healthcare industry, we intend to seek further opportunities to encourage and incentivize fair and healthy work environments for healthcare workers and suitable living conditions for patients and residents, and to promote diversity, inclusion and the ethical treatment of employees, residents, patients and others wherever our activities and influence can be felt.
In 2022, we prepared “green” lease language for our form master lease to add new ESG-specific requirements in lease agreements when amending or modifying existing lease relationships. Our green lease strategy compliments our efforts to track utility data across our portfolio and work with tenants to identify ESG building operation opportunities. By the fourth quarter of 2024, 34% of our leases included sustainability-related lease provisions.
During 2023, we partnered with a third party to conduct a portfolio-level physical climate risk assessment across all standing assets, evaluating exposure to heat, flood, precipitation, fire, and drought, and identifying heat-related risk driven by higher temperatures as the most significant physical risk across the portfolio.
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
We have also published a Tenant Code of Conduct & Corporate Responsibility (our “Tenant ESG Program”). The Tenant ESG Program provides our eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. Our board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program. As disclosed in our 2024 ESG Report, we tracked $145,383 in environmental improvements at our properties during the year ended December 31, 2024. In 2024, we utilized our utility data management software to identify the top 20 energy, water, and waste intensive properties and shared our findings with tenants in hopes that they would prioritize the top resource intensive properties for efficiency initiatives.
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

Governance
Our corporate governance structure was carefully crafted to align with the interests of our investors and other stakeholders with a core leadership team that has over 60 years of collective experience as operators and investors. The members of our board of directors each bring deep expertise in healthcare, real estate, investing, accounting, and/or business development. In this oversight role, our board of directors serves as the ultimate decision-making body of our company, except for those matters reserved to or shared with our stockholders.
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
During 2025, we conducted an employee satisfaction survey with a 100% response rate and an overall satisfaction rate of 93%. The survey found that 93% of our employees agree that our comprehensive benefits package is very competitive and a strong point of working for CareTrust, employees are highly committed to their future at CareTrust, and that CareTrust has a culture that values inclusivity.
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
As of December 31, 2025, we employed 43 full-time employees (including our executive officers), none of whom is subject to a collective bargaining agreement. Our comprehensive benefits package includes flexible work hours, the option to work remotely, and company workspaces/amenities.
Retention and Turnover. Recruiting, hiring, training and retaining excellent employees is a high priority for us. These activities carry real and substantial costs, which we regard as a meaningful investment in our workforce and our company. We believe that employee turnover is costly in direct and indirect ways, and we are committed to employee retention and satisfaction. During the year ended December 31, 2025, we did not experience any turnover, except for the retirement of Mr. Wagner, as noted below.
In September 2025, we announced the planned retirement of Bill Wagner, our former Chief Financial Officer and Treasurer, effective December 31, 2025. The Board of Directors appointed Derek Bunker to succeed Mr. Wagner as Chief Financial Officer effective January 1, 2026.
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
Government Regulation, Licensing and Enforcement
Overview
As operators of healthcare properties, tenants, managers, and borrowers of our healthcare properties located in the U.S., which is where most of our properties are located, as well as our tenants operating our properties in the U.K, are generally subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare properties. We expect that the healthcare industry, in general, will continue to face significant regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants, managers, and borrowers to civil, criminal and administrative sanctions. Affected tenants, managers, and borrowers may find it increasingly difficult and costly to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the legal requirements often vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants, managers, or borrowers could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors — Risks Related to Our Business and Operations.”
The following is a discussion of certain U.S. laws and regulations generally applicable to our tenants, managers, and borrowers and, in certain cases, to us.
Enforcement
There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include, but are not limited to, (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state provider self-referral laws (including the federal law commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians and in some cases other providers to entities with which the physician or an immediate family member has a financial relationship, and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Our tenants, managers, and borrowers are (and many of our future tenants, managers, and borrowers are expected to be) subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.
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
Reimbursement
Sources of revenue for our tenants, managers, and borrowers include (and for our future tenants, managers, and borrowers is expected to include), among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and health maintenance organizations. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by our tenants, managers, and borrowers. Federal and state authorities are likely to continue to implement new and modified reimbursement methodologies, including value-based methodologies, that could have a negative impact on our tenants, managers, and borrowers. Such changes to reimbursement methodologies could have a material impact on our them, and we cannot provide assurances that the current revenue levels will be maintained under any future reimbursement arrangements. In addition, the impact of other health care reform efforts, such as “Medicare for all” or the provision of a new Medicare-like public option for consumers to receive health insurance, are impossible to predict.
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
Given the divided nature of Congress, it is unclear whether Congress will successfully expand health insurance coverage and assess alternative health care delivery and payment systems. The Republican Party currently controls the United States Senate and the House of Representatives (by a slim majority). Due to this, healthcare reform legislation would likely require at least some support from both Republican and Democratic lawmakers to become law and it is uncertain whether any healthcare reform legislation will ultimately become law. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on our business. If our tenants’, managers’, and borrowers’ residents do not have insurance, it could adversely impact their ability to satisfy their obligations to us. Expansion of health insurance coverage to more citizens could have a positive financial impact on our tenants, managers, and borrowers and their ability to satisfy their obligations to us.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, which also may impact our business. For instance, CMS is required to measure, track, and publish readmission rates of SNFs and to implement a value-based purchasing program for SNFs (the “SNF VBP Program”). The SNF VBP Program increases Medicare reimbursement rates for SNFs that achieve certain levels of quality performance measures developed by CMS, relative to other facilities. The value-based payments authorized by the SNF VBP Program are funded by reducing Medicare payment for all SNFs by 2% and redistributing up to 70% of those funds to high-performing SNFs. However, there is no assurance that payments made by CMS as a result of the SNF VBP Program will be sufficient to cover a facility’s costs. If Medicare reimbursement provided to our healthcare tenants and borrowers is reduced under the SNF VBP Program, that reduction may have an adverse impact on their ability to meet their obligations to us.
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
As a result of the OIG report, CMS enforcement activity against SNF operators may increase, especially with regard to the reporting of potential abuse or neglect of SNF residents. Further, in July 2024, CMS adopted a final rule expanding its ability to impose per instance and per day civil monetary penalties on SNFs for health and safety deficiencies and non-compliance. If any of our tenants or borrowers or their employees are found to have violated any applicable reporting or health and safety requirements, they may become subject to penalties or other sanctions up to and including loss of licensure.
A final rule adopted by CMS that implemented certain portions of the Affordable Care Act and requires the disclosure of certain ownership, managerial, and other information regarding Medicare SNFs and Medicaid nursing facilities, became effective on January 16, 2024. The rule defines the term “real estate investment trust,” which sets the stage for Medicare SNFs to disclose whether each direct or indirect owning or managing entity is a real estate investment trust. However, in December 2025, CMS indefinitely extended the deadline for SNFs to comply with the requirement to submit a new ownership disclosure attachment to their CMS 855-A filings. Once the deadline is set and expires, these disclosure requirements may enable CMS and others to scrutinize more closely how direct and indirect ownership and management correlate with care outcomes and to determine which environments are more likely to deliver better care for residents and patients.
Healthcare Licensure and Certificate of Need
Our healthcare facilities are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to operate SNFs and senior housing communities, dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, modification and closure of certain healthcare facilities. The ability to obtain such approval and/or the approval process may impact some of our tenants’, managers’, and borrowers’ abilities to expand or change their businesses. Any failure to comply with any of these laws, regulations, or standards could result in penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the property.
Privacy, Security and Data Breach Notification Laws
The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) regulates the privacy and security of certain health information (“Protected Health Information”) and requires entities subject to HIPAA to provide notification of breaches of Protected Health Information. Entities subject to HIPAA include health plans, healthcare clearinghouses, and most health care providers (including many of our tenants, managers, and borrowers). Business associates of these entities who create, receive, maintain or transmit Protected Health Information are also subject to HIPAA. Violations of the HIPAA requirements may result in civil monetary penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach or incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. Breaches of unsecured Protected Health Information and other violations of HIPAA may have other material adverse consequences including material loss of business, business interruption, loss of patient or other critical data, regulatory enforcement, substantial legal liability and reputational harm. Certain violations of HIPAA can result in criminal penalties and enforcement.
Various other state and federal laws relate to privacy, security and the reporting of data breaches involving personal information (together with HIPAA, “Privacy Laws”). For example, various state laws and regulations may regulate the privacy and security of personal information, and require notification of affected individuals in the event of a data breach involving such individual’s personal information (including an individual’s name plus social security number, date of birth or credit card information, for example). Failure of us, our tenants, managers, or borrowers to comply with applicable Privacy Laws could have a materially adverse effect on our Company. Failure of our tenants, managers, or borrowers to comply with applicable Privacy Laws could have a material adverse effect on their ability to meet their obligations to us. Furthermore, the adoption of new Privacy Laws at the federal and state level could require us or our tenants, managers, or borrowers to incur significant compliance costs.
Americans with Disabilities Act (the “ADA”)
Although most of our properties are not required to comply with the ADA because of certain “grandfather” provisions in the law, some of our properties must comply with the ADA and similar state or local laws to the extent that such properties are “public accommodations,” as defined in those statutes. These laws may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Under our triple-net lease structure, our tenants or borrowers would generally be responsible for additional costs that may be required to make our properties ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants.
Environmental Matters
A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare property operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. See “Risk Factors — General Risk Factors — Environmental compliance costs and liabilities may materially impair the value of properties owned by us.”
Labor and Employment Matters
A wide variety of federal, state and local labor and employment laws and regulations impact healthcare property operations. Our tenants, managers, or borrowers are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, minimum staffing, wage and hour laws, overtime and other compensation requirements, employee benefits and other leave and sick pay requirements, proper classification of workers as employee or independent contractors, and immigration and equal employment opportunity laws, among others. These laws and regulations can vary significantly among jurisdictions, can change, and can be highly technical and involve strict liability for noncompliance with technical detail. Costs and expenses related to these requirements are a significant operating expense and may increase as laws and regulations change. For example, on October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on property type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028.

U.K. Regulations
The U.K. also imposes very high levels of regulation on our U.K.-based operators. In England, where the majority of our U.K. operators are based, the Care Quality Commission (“CQC”) has regulatory oversight authority over the health and social care sectors and is responsible for approving, registering and inspecting our operators and the properties where they provide services. There is also a detailed legislative and regulatory framework in the U.K. designed to protect the vulnerable (whether by virtue of age or physical and/or mental impairment) and to prevent abuse. Each of these regulatory regimes carries significant enforcement powers, including the ability to criminally prosecute offending operators and facilities, impose fines or revoke registrations. The terms on which our U.K.-based operators provide services to residents is also regulated, including by the Competition and Markets Authority. Compliance with these regulations means our U.K.-based operators must be able to recruit and maintain appropriate staffing levels. There is ongoing debate and uncertainty within the U.K. as to how growing care needs will be met and funded in the future, and it is not clear at this stage what impact this debate and uncertainty will have on our U.K.-based operators.
While the U.K. has transitioned to a post-pandemic position with lessened regulation across the U.K as a whole, the care sector remains subject to specific guidance and requirements issued by the CQC and the U.K. government’s Department for Health and Social Care as a result of the pandemic, including in relation to infection risk assessments and localized infection control measures. As a result, our U.K.-based operators still face significant regulatory burdens under which they must deliver services and continue to experience significant impacts on their operations and financial condition.
Additionally, our U.K. operators are subject, as data controllers, to laws governing their use of personal data, including in relation to their employees, healthcare providers, clients, residents and recipients of their services. These laws currently take the form of the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation, as amended by the Data (Use and Access) Act 2025 (collectively “U.K. Data Laws”). The U.K. Data Laws impose a significant number of obligations on data controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater.
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
The Operating Partnership
We own substantially all of our assets and properties and conduct our operations through the Operating Partnership. We believe that conducting business through the Operating Partnership provides flexibility with respect to the manner in which we structure the acquisition of properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in tax deferred transactions. In these transactions, the seller would typically contribute its assets to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”). Holders of OP Units will have the right, after a 12-month holding period, to require the Operating Partnership to redeem any or all of such OP Units for cash based upon the fair market value of an equivalent number of shares of CareTrust REIT’s common stock at the time of the redemption. Alternatively, we may elect to acquire those OP Units in exchange for shares of our common stock on a one-for-one basis. The number of shares of common stock used to determine the redemption value of OP Units, and the number of shares issuable in exchange for OP Units, is subject to adjustment in the event of stock splits, stock dividends, distributions of warrants or stock rights, specified extraordinary distributions and similar events. The Operating Partnership is managed by our operating subsidiary, CareTrust GP, LLC, which is the sole general partner of the Operating Partnership and owns one percent of its outstanding partnership interests. As of December 31, 2025, CareTrust REIT was the only limited partner of the Operating Partnership, owning 99% of its outstanding limited partnership interests, and no OP Units were issued to any other party.
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
Insurance
We maintain, and/or require in our leases and other agreements with our tenants, managers, and borrowers that such tenants, managers and borrowers maintain, all applicable lines of insurance on our properties and their operations. The amount and scope of insurance coverage provided by our policies and the policies maintained by us, our tenants, managers, and borrowers is customary for similarly situated companies in our industry. However, we cannot assure you that our tenants, managers, and borrowers will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our leases and other agreements, including the Ensign Master Leases, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers.
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
Because the majority of the properties we own are operated by our tenants pursuant to triple-net master leases (including properties we own in consolidated joint ventures), we are unable to directly implement strategic business decisions regarding the daily operation and marketing of these properties. While we have rights as the property owner under our triple-net leases and monitor the performance of our tenants, we may have limited recourse under our master leases and other agreements if we believe that one of them is not performing adequately, and any failure by them to effectively conduct operations or to maintain and improve our properties could adversely affect their business reputation and ability to attract and retain residents in our properties, which in turn, could adversely affect their ability to make contractual payments to us and otherwise adversely affect our results of operations, including our ability to repay our outstanding indebtedness or our ability to pay dividends to our stockholders as required to maintain our REIT status. Additionally, because each master lease is a triple-net lease, we depend on our tenants to pay all insurance, taxes, utilities and maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business. There can be no assurance that our tenants will have sufficient assets, income and financing to enable them to satisfy their contractual payment or indemnification obligations and they have in the past, and may in the future, fail to make payments when due, or they may declare bankruptcy.
Ensign leases or provides a guaranty for a significant portion of our properties. As of December 31, 2025, properties leased to Ensign and held for investment represented $92.1 million, or 23%, of total annualized contractual rental income, and properties leased to Pennant under the Pennant Master Lease for which Ensign provides a guaranty (the “Pennant Guaranty”) represented $7.6 million, or 2%, of total annualized contractual rental income. Ensign’s inability or unwillingness to meet its lease obligations or its obligations pursuant to the Pennant Guaranty could materially adversely affect our business, financial position or results of operations. In addition, Ensign’s inability to satisfy its other lease obligations including payment of insurance, taxes and utilities, could materially and adversely affect the condition of the properties leased to Ensign as well as Ensign’s business, financial position and results of operations. Accordingly, if Ensign were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
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
We are dependent on the ability of our third party managers to successfully manage and operate our SHOP communities.
For our SHOP communities, we generally rely on our third party managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage the senior housing communities’ operations efficiently and effectively. We also rely on the third party managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise manage risk and operate the senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. We are generally responsible for all operational costs, expenses and other risks and liabilities of the SHOP communities. While our managers typically indemnify us, pursuant to the terms of management agreements, for liabilities arising out of certain of their actions such as gross negligence, fraud or willful misconduct, it may be difficult to enforce our rights or we may need to seek alternative solutions to ensure the liability is appropriately addressed. In addition, as a result of our SHOP structure, we are exposed to various operational risks with respect to our SHOP communities that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy experienced during the normal course of business, private pay rates or, if applicable, government reimbursements; economic conditions; the availability and increases in the cost of labor (as a result of unionization or otherwise); competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; and federal and state housing laws and regulations.
Unstable market and economic conditions may have serious adverse consequences on our business, results of operations and financial condition.
Global credit and financial markets have experienced extreme volatility and disruptions over the past several years, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with ongoing and proposed changes to U.S. trade and fiscal policy, actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflicts in Ukraine and supply chain disruptions. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur or persist. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. In addition, increased costs due to inflationary conditions may continue to adversely affect the operating expenses of our tenants and borrowers and their ability to meet their obligations to us and may also increase the costs to operate our SHOP communities and the costs for us to make capital improvements to our properties.
There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The current U.S. administration is pursuing trade policy changes, including the imposition of additional tariffs on imported products to address trade imbalances. In response to some of these actions, certain countries have imposed retaliatory actions against the U.S. These policies, and any additional measures and countermeasures implemented by the U.S. and other countries, may lead to supply chain constraints and additional inflation, further increasing operational costs of our properties.
Our business could also be adversely impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. A significant downturn in economic activity may cause a reduction in spending on healthcare matters and our tenants and borrowers may need to seek to lower their costs by renegotiating their agreements with us. Such reductions may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Most of our tenants and borrowers depend on reimbursement from government and other third party payors and if reimbursement rates from such payors are reduced by future legislative reform, it could cause our revenues or the revenues of our tenants and borrowers to decline and could affect their ability to meet their obligations to us.
Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. For example, the federal government and a number of states are currently managing budget deficits and, as a result, many states are focusing on the reduction of expenditures under their Medicaid programs, which may result in a freeze on Medicaid rates or a decrease in reimbursement rates for us, our tenants and borrowers, as recently occurred in Idaho. However, for fiscal year 2026, the Medicare prospective payment system for skilled nursing facilities is projected to increase by 3.2%. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to us, our tenants and borrowers under both the Medicaid and Medicare programs. Additionally, in July 2023, Medicare excluded marriage and family therapist services and mental health counselor services from SNF consolidated billing. While these services may still be billed by the clinicians providing the services, such services may not be covered under the SNFs Medicare Part A payment. While we cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on us, our tenants’ and borrowers’ costs of doing business or the amount of reimbursement by government and other third party payors, potential reductions in Medicaid and Medicare reimbursement or in non-governmental third party payor reimbursement, could reduce the revenues of our tenants and borrowers and their ability to meet obligations to us.
We face potential adverse consequences of bankruptcy, insolvency or financial deterioration of our tenants or borrowers.
We receive a significant portion of our income as rental payments under leases of properties we own directly or through our joint ventures. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants have in the past, and may in the future, fail to make rent payments when due, or our tenants may declare bankruptcy. Tenant bankruptcies or failures to make rent payments when due could result in termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders (which could adversely affect our ability to raise capital or service our indebtedness). This risk is magnified where we lease multiple properties to a single tenant.
If a tenant is unable to comply with the terms of its lease, we may be forced to write off unpaid amounts due to us from the tenant, move to a cash basis method of accounting for recognizing rental income from the tenant or otherwise modify the tenant’s lease in ways that are unfavorable to us. Alternatively, failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, hire third party managers to operate the property or sell the property. See Note 2, Summary of Significant Accounting Policies and Note 4, Real Estate Investments, Net for further information.
If one or more of our tenants or borrowers files for bankruptcy relief, the U.S. Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease or other executory contract within a certain period of time. Any bankruptcy filing by or relating to one of our tenants or borrowers could bar all efforts by us to collect pre-bankruptcy debts from that party or seize its property. A bankruptcy could also delay our efforts to collect past due balances under the agreements and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.
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
Replacement tenants or managers may be difficult to identify and we may be required to incur substantial renovation costs to make our healthcare properties suitable for such parties.
If our tenants or managers terminate or do not renew their agreements with us, we would attempt to reposition the properties with another party. Payments on such properties could decline or cease altogether, or costs may increase, while we reposition the properties with a suitable replacement party and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, such properties while they are being repositioned.
Healthcare properties are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure and security, are costly and at times party-specific. A new or replacement tenant may require different features in a property, depending on that party’s particular operations. If a current tenant is unable to meet its obligations and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant. Supply chain volatility and labor shortages may increase these construction costs. In addition, approvals of local authorities for any required modifications and/or renovations may be necessary, resulting in delays in transitioning a property to a new tenant. These expenditures or renovations and delays could materially and adversely affect our business, financial condition or results of operations.
In addition, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants, managers, or operators on a timely basis or on terms as favorable to us as our current agreements, if at all. If we experience a significant number of properties not under a lease due to the inability to find suitable replacement tenants, or successfully reposition the property, or we are unable to identify a replacement manager for the properties in our SHOP platform, our operating expenses could increase significantly. Even after a suitable replacement tenant or manager has taken over operation of a property, it may still take an extended period of time before such property is fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

We have incurred and may in the future incur impairment charges, which could negatively impact our results of operations.
At each reporting period, we evaluate our real estate investments and other assets for impairment indicators whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The existence of impairment indicators is based on factors such as market conditions, operating performance and legal structure. If we determine that an impairment has occurred, we are required to adjust the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. For example, in the twelve months ended December 31, 2025, we recorded impairment charges of approximately $2.5 million.
The geographic concentration of some of our properties could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
As a result of the concentration of our properties in California, the U.K., Texas, and Tennessee as described in “Classification of properties in our Portfolio” under Item 1 of this Annual Report on Form 10-K, the conditions of local economies and real estate markets, including increases in real estate taxes, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature, the impacts of climate change and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on tenants’ and borrowers’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us and may also adversely affect the revenues and results of operations related to our SHOP senior housing communities.
Our owned properties and the properties securing our loans receivable that are located in Texas and certain other states in the southeast are especially susceptible to natural disasters such as hurricanes, tornadoes and flooding and our owned properties and the properties securing our loans receivable that are located in California are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. These types of natural disasters will likely increase in number, scope and intensity as a result of climate change. Further, these acts of nature may cause disruption to us, our tenants, managers, or borrowers, their employees and the underlying properties, which could have an adverse impact on their patients and businesses. In order to provide patient care, the operators and managers of our properties are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to the properties they operate, and the availability of employees to provide services at the properties. If the power supply, delivery of goods or the ability of employees to reach the properties is interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on the properties and the businesses at those properties. Furthermore, the impact, or impending threat, of a natural disaster may require the evacuation of one or more properties, which would be costly and would involve risks, including potentially fatal risks, for the patients at such properties. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees within the facilities or severely damage or destroy one or more of the properties, which could harm the business, reputation, financial condition and financial performance of our tenants, managers or borrowers, or otherwise cause their businesses to suffer in ways that we currently cannot predict.
In addition, to the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather, including higher temperatures, increases in precipitation, fire, drought and flood, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Based on our overall portfolio physical climate risk assessment, we found that the highest climate risk for our portfolio was heat caused by higher temperatures, which may result in higher operating and energy costs for us, our tenants, managers, and borrowers and higher capital costs for resiliency measures for us and our tenants, managers, and borrowers to maintain the property and its value. Should the impact of climate change be material in nature, including destruction or degradation of our owned properties or the properties securing our loans receivable, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. Increased costs to our tenants, managers, and borrowers to maintain the properties and take appropriate resiliency measures could harm their financial condition and financial performance. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases.
We are subject to risks associated with public health crises and government measures to prevent the spread of infectious diseases, including the global health concerns related to the COVID-19 pandemic and influenza. The COVID-19 pandemic adversely impacted nearly all aspects of our business. Public health crises, including significant COVID-19 outbreaks and any future epidemics or pandemics, could result in similar adverse impacts on our business, results of operations, cash flows and financial condition. Risks to our business that have been associated with the COVID-19 pandemic, and may be associated with future other public health crises, include:
•one or more of our tenants or borrowers could experience deteriorating financial conditions and be unable or unwilling to pay rent or other obligations on time and in full (which has, and could continue to result from, among other reasons (i) increased operating costs and staffing requirements related to compliance with Centers for Disease Control and Prevention (“CDC”) protocols, (ii) decreased occupancy rates, (iii) increased scrutiny by regulators, (iv) potential repayments of relief funds received by tenants, (v) nursing or other staffing shortages, or (vi) decisions by elderly individuals to avoid or delay entrance into assisted living and other long-term care properties);
•the possibility we may have to restructure our tenants’ or borrowers’ obligations and may not be able to do so on terms that are favorable to us;
•the potential need to recognize asset impairment charges or credit losses on our loans receivable if we determine that the full amount of our investments are not recoverable;
•increased costs or delays that we have incurred, and may continue to incur, if we need to reposition or transition any of our currently leased properties to another tenant or operator, which have adversely impacted, and may in the future adversely impact, our revenues and results of operations;
•risks related to lawsuits and regulatory enforcement actions related to pandemic outbreaks involving us, our tenants, managers, or borrowers, including increases in the costs of business, negative publicity and/or further decreases in occupancy and/or profitability at our properties;
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
The extent to which public health crises may impact our business, results of operations, cash flows and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, the timing, distribution and efficacy of vaccines and other treatments, United States and foreign government actions to respond to the outbreak, the extent of disruption to our business and the business of our tenants, managers, and borrowers, and how quickly and to what extent normal operation conditions can resume.
We pursue property acquisitions and other real estate investments and seek strategic opportunities in the ordinary course of our business, which may result in significant usage of management resources or costs, and we may not fully realize the potential benefits of such transactions.
We regularly review, evaluate, engage in discussions regarding, and pursue acquisitions of properties and other real estate investments and seek other strategic opportunities in the ordinary course of business in order to maximize stockholder value. We may devote a significant amount of our management resources to, and incur significant costs in connection with, such transactions, which may not result in definitive agreements or the completion of any transaction and could negatively impact our operations. In addition, there is no assurance that we will fully realize the potential benefits of any past or future investment or strategic transaction.
If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance investments on commercially favorable terms, or at all, our business, financial position or results of operations could be materially and adversely affected. Furthermore, any future acquisitions or investments may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. Additionally, the fact that we must distribute 90% of our REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance our investments. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited.

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
In addition, we have entered into joint ventures with respect to certain of our properties under the SHOP platform that were structured under a RIDEA structure. This permits REITs to participate directly in the cash flow of “qualified healthcare properties” (as opposed to receiving only contractual rent payments) but requires them to rely on a manager to manage and operate the property, including complying with laws and providing resident care. Although the RIDEA structure gives us certain oversight approval rights and the right to review operational and financial reporting information, our managers are in control of the day-to-day business of the property. As a result, as the owner of the property under a RIDEA structure, we are responsible for, and our financial performance is impacted by, operational and legal risks and liabilities of the property, including those described above, even though we have limited ability to control or influence our operators’ management of these risks.
In the future, our joint ventures may also involve property development, which presents additional risks that could render a development project less profitable or not profitable at all and, under certain circumstances, may prevent completion of development activities once undertaken.
The intended benefits of the Care REIT acquisition may not be realized.
On May 8, 2025, we closed our acquisition of Care REIT by means of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act of 2026, which at the time of acquisition owned 134 care homes across England, Scotland and Northern Ireland. On June 30, 2025, we separately acquired substantially all of the assets of Impact Health Partners LLP, the investment manager of Care REIT.
The intended benefits of the Care REIT acquisition may not be realized. The acquisition poses risks for our ongoing operations, including, among others, that senior management's attention may be diverted from the management of daily operations in our U.S. operations to the integration of the Care REIT properties; costs and expenses associated with any undisclosed or potential liabilities; that the Care REIT properties may not perform as well as anticipated; and unforeseen difficulties may arise in integrating operations in the U.K. into our company. As a result of the foregoing, we cannot assure you that the Care REIT acquisition will be accretive to us in the near term or at all.
We will be subject to additional risks from our investment in Care REIT and any other international investments.
Care REIT is our first major investment in the United Kingdom. We may also pursue other significant acquisition opportunities outside the United States, including in the United Kingdom, elsewhere in Europe or in Canada. International investment may expose us to a variety of risks that are different from and in addition to those commonly found in our current markets. Our acquisition of Care REIT and any other investments we may make internationally will subject us to additional risks, including:
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
•the impact of extreme weather or weather-related conditions and other natural disasters that may affect specific locations in which our properties are located, including hurricanes, flash floods, sea-level rise and coastal erosion, that may affect Care REIT properties or other properties we may acquire outside the United States; and
•political instability or civil unrest.
If we are unable to adequately address these risks, they could adversely affect our business, financial position or results of operations.
We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations and financial condition.
We have entered into various joint ventures that were structured under the provisions of RIDEA. Under a RIDEA structure, we rely on independent, third party managers to manage and operate the properties. Although we have some general oversight approval rights and the right to review operational and financial reporting information, our third party managers are ultimately in control of the day-to-day business of the property, including clinical decision-making, and we rely on them to operate and manage the properties including complying with laws and providing resident care. However, as the owner of the property under a RIDEA structure, we are responsible for operational and legal risks and liabilities of the property, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct, including, those relating to employment matters of our third party managers, compliance with health care fraud and abuse and other laws, governmental reimbursement matters, compliance with federal, state, local and industry-related licensure, certification and inspection laws, regulations, and standards, and litigation involving our properties or residents/patients, even though we have limited ability to control or influence our third party managers’ management of these risks. As such, these operational risks include our dependence on the availability and cost of general and professional liability insurance coverage. If these or other operational or legal risks occur with respect to our properties, our business could suffer and our financial position, results of operations or cash flows may be materially affected.
Our operating assets may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.
Under the REIT tax rules, the senior housing communities in our SHOP platform that are “qualified healthcare properties” generally must be operated and managed for us by third party managers and we have limited rights to direct or influence the business or operations of those communities. However, in each case, we nonetheless participate directly in the financial performance of the communities’ operations and are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our financial performance is impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, supplies, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions and the availability and cost of insurance. Any one or a combination of these factors could impact the performance of our SHOP platform, which could adversely affect our business, financial condition and results of operations.
We generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP platform, which subjects us to potential liability under various healthcare laws and regulations. See “—Risks Related to Laws and Regulations.”
Increased competition has resulted and may further result in lower net revenues for some of our tenants and borrowers and may affect their ability to meet their financial and other contractual obligations to us.
The healthcare industry is highly competitive. The occupancy levels at, and results of operations from, our owned properties and the properties securing loans receivable are dependent on our ability and the ability of our tenants and borrowers to compete with other tenants on a number of different levels, including the quality of care provided, reputation, the physical appearance of a property, price, the range of services offered, family preference, amenities, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Operating expenses such as food, utilities, taxes, insurance, labor costs (including due to minimum wage laws and minimum staffing requirements) and rent or debt service continue to increase. In addition, our tenants and borrowers face an increasingly competitive labor market for skilled management personnel and nurses together with Medicaid reimbursement in some states that does not cover the full cost of caring for residents. Significant turnover, or a shortage of nurses or other trained personnel or general inflationary pressures on wages, may force tenants or borrowers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Further, the current Trump administration is pursuing policies that include the mass deportation of undocumented immigrants and sharp limits on legal immigration, which is expected to further increase competition and wages for labor. Any increase in labor costs and other property operating expenses or any failure by our tenants or borrowers to attract and retain qualified personnel could reduce the revenues of our tenants and borrowers and their ability to meet their obligations to us.
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
In addition, if development of senior housing properties outpaces demand for those assets in markets in which we are located, those markets may become saturated and our senior housing tenants and borrowers could experience decreased occupancy, which may affect their ability to meet their financial and other contractual obligations to us.
Required regulatory approvals can delay or prohibit transfers of our healthcare properties, which could result in periods in which we are unable to receive rent for such properties.
Our tenants and borrowers must be licensed under applicable state law and, depending upon the type of property, certified or approved as providers under the Medicare and/or Medicaid programs. Prior to the transfer of the operations of such healthcare properties to successor operators, the new operator generally must become licensed under state law and, in certain states, receive change of ownership approvals under certificate of need laws (which provide for a certification that the state has made a determination that a need exists for the beds located on the property) and, if applicable, file for a Medicare and Medicaid change of ownership. Upon termination or expiration of existing leases, delays or the failure of the new tenant in receiving regulatory approvals from the applicable federal, state or local government agencies, has in the past prolonged, and may in the future prolong, the period during which we are unable to collect rent and the property may experience performance declines. We could also incur substantial additional expenses in connection with any licensing, receivership or change of ownership proceedings.
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
We, our tenants, or our borrowers may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
Our lease and lending agreements require that the tenant or borrower, as applicable, maintain general and professional liability insurance and comprehensive liability and hazard insurance. However, there are certain types of losses (including, but not limited to, losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, wildfires, hurricanes and floods) that may be uninsurable or not economically insurable. In addition, insurance coverage may be insufficient to pay the full current market value or replacement cost of any loss. Inflation, changes in tort liability laws, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to protect a tenant in a liability claim or replace a property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such tenant, borrower, or property.
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
With respect to our SHOP platform, we are responsible for the operational and legal risks and liabilities of the property. As such, we are responsible for maintaining general and professional liability insurance for these properties, which may not fully cover an insured loss, depending on the magnitude and nature of the claim. The need to maintain insurance for our SHOP platform properties will increase our costs, and changes in the cost of insurance or the availability of insurance in the future could further increase our costs to ensure we maintain an appropriate level of coverage or could cause us to reduce our insurance coverage.
In addition, even if damage to our owned properties or the properties securing our loans receivable is covered by insurance, business disruptions caused by a casualty event may result in lost revenue for us, our tenants or borrowers for which insurance may not fully compensate them or us for such loss of revenue. If one of our tenants or borrowers experiences such a loss, it may be unable to satisfy its payment obligations to us.
We may be affected by unfavorable resolution of litigation or disputes and rising liability and insurance costs as a result thereof or other market factors.
Our tenants, managers, and borrowers are from time to time parties to litigation, including, for example, disputes regarding the quality of care at healthcare properties or the operations of the properties. The effect of litigation may materially increase the costs incurred by our tenants, managers, and borrowers, including costs to monitor and report quality of care compliance. In addition, the cost of professional liability, medical malpractice, property, business interruption, and general liability, insurance policies can be significant and may increase or not be available at a reasonable cost or at all. Cost increases could cause our tenants and borrowers to be unable to make their lease or other obligations to us or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs.
Furthermore, with respect to our SHOP communities, we generally directly bear the costs of any such increases in litigation, monitoring, reporting, and insurance due to our direct exposure to the cash flows of such properties. We are responsible for these claims, litigation, and liabilities, with limited indemnification rights against the managers, which are typically based on the gross negligence or willful misconduct by the operator. Although our leases provide us with certain information rights with respect to our tenants, one or more of our tenants may be or become party to pending litigation or investigation of which we are unaware or in which we do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our tenants’, or managers’, litigation or other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations, and cash flows.
We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants or managers for which such tenants or managers may have agreed to indemnify us. Unfavorable resolution of any such litigation, including an outsized jury verdict, or negative publicity as a result of such litigation could have a material adverse effect on our business, results of operations, and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.
Even when a tenant is obligated to indemnify us for liability incurred as a result of a lawsuit pursuant to the terms of its agreement with us, the tenant may fail to satisfy those obligations and, in such event, we would have to incur the costs that should have been covered by the tenant and determine whether to expend additional resources to seek the contractually owed indemnity from that tenant, including potentially through litigation or arbitration. In some instances, we may decide not to enforce our indemnification rights if we believe that enforcement of such rights would be more detrimental to our business than alternative approaches. Regardless, such an event would divert management attention and may result in a disruption to our normal business operations, any or all of which could have an adverse effect on our business, results of operations, and financial condition.
We are, and may continue to be, exposed to contingent rent escalators, which could hinder our profitability and growth.
We derive revenue primarily by leasing our assets under long-term triple-net leases with rental rates that, subject to certain limitations, are generally fixed with annual rent escalations contingent on changes in the Consumer Price Index or Retail Price Index, subject to maximum fixed percentages. If the Consumer Price Index or Retail Price Index does not increase, our revenues may not increase. In addition, if economic conditions result in significant increases in the Consumer Price Index or Retail Price Index, but the escalations under our leases are capped, our growth and profitability also may be limited.
Cybersecurity incidents or other damage to the information systems and technology of us, our tenants, managers, or borrowers could harm our business.
We rely on information technology networks, enterprise and other cloud-based applications and other information systems to process, transmit and store electronic information, and to manage and support our business processes, including financial transactions and records, and to maintain personal information and tenant and lease data. We purchase some of our information technology, including software and cloud-based technology, from third party service providers, on whom we and our systems depend. While we have taken steps to protect the security of our information systems, we have, from time to time, experienced cybersecurity incidents of varying degrees, although none of these cyber incidents has had a material adverse impact on our business, financial condition or results of operations. The technology infrastructure and systems of some of our cloud solution and other third party service providers have also in the past experienced, and may in the future experience, cybersecurity incidents of varying degrees. Cybersecurity incidents can be caused by ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cybersecurity incidents also result from social engineering or impersonation of authorized users as well as efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. The risk of cybersecurity incidents has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased, including through the use of evolving technologies such as artificial intelligence.
We have engaged a third party cybersecurity firm who serves as our dedicated information technology and cybersecurity team and helps us oversee, implement and manage our processes and controls to assess, identify and manage risks from cybersecurity threats. It is possible that our processes and controls will not detect or protect against all cybersecurity threats or incidents. In addition, any failure on the part of our outsourced cybersecurity team to effectively monitor and protect our information systems could make us more vulnerable to cybersecurity incidents. Our technology infrastructure and information systems are also vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Failure to maintain proper function, security and availability of our information systems or the loss or misuse of the data maintained in those systems could interrupt our operations, damage our reputation, subject us to significant costs to respond and implement remediation measures and liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
Our tenants, managers, or borrowers may also from time to time experience cybersecurity incidents or other damage or interruption to their information systems that disrupt their operations or result in the loss or misuse of confidential information or other sensitive or personal information, including from their adoption or use of artificial intelligence, if applicable. Any resulting financial impact to our tenants, managers, or borrowers, including liability claims or regulatory penalties, costs to respond and implement remediation measures as well as operational consequences or business impacts resulting from any damage to their reputation or harm to their business relationships, could negatively impact the ability of our tenants, managers, or borrowers to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.
Bank failures or other events affecting financial institutions could have a material adverse effect on our, our tenants’ or our borrowers’ liquidity, results of operations, and financial condition.
The failure of a bank, or events involving limited liquidity, defaults, non-performance, or other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may adversely impact us, either directly or through an adverse impact on our tenants and borrowers. A bank failure or other event affecting financial institutions could lead to disruptions in our or our tenants’ and borrowers’ access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations. In addition, in the event of a bank failure or liquidity crisis, our or our tenants’ and borrowers’ deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits may not be backstopped by the U.S. government, and banks or financial institutions with which we or our tenants and borrowers do business may be unable to obtain needed liquidity from other banks, government institutions, or by acquisition. Any adverse effects to our tenants’ or borrowers’ liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us, which could have a material adverse effect our business, results of operations, and financial condition.

Risks Related to Laws and Regulations
Healthcare reform legislation impacts cannot accurately be predicted and could adversely affect our results of operations.
We, our borrowers and the healthcare operators leasing our properties depend on the healthcare industry and are susceptible to risks associated with healthcare reform. Legislative proposals are introduced each year that would introduce major changes in the healthcare system, both nationally and at the state level. For example, the prior Biden administration pursued initiatives such as minimum staffing requirements for nursing homes. A final rule from CMS was issued in April 2024, but it was subsequently vacated by a federal court in April 2025 and is now subject to a legislative moratorium until September 30, 2034, under the One Big Beautiful Bill Act of July 2025 (the "OBBBA"). Subsequently, in December 2025 HHS announced that it has formally repealed the minimum staffing requirements. Any future implementation of similar mandates could have a material and adverse impact on the financial condition of our tenants and borrowers. We cannot predict whether any future legislation related to staffing or other reforms will be adopted or what effect they would have on our business or the businesses of our tenants, managers, and borrowers if enacted.
Our tenants, managers, and borrowers are subject to extensive federal, state and local laws and regulations affecting the healthcare industry that include those relating to, among other things, licensure, conduct of operations, ownership of properties, addition of properties and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights and insurance, fraudulent or abusive behavior, labor and employment issues and financial and other arrangements that may be entered into by healthcare providers. See “Government Regulation, Licensing and Enforcement” in Item 1 of this Annual Report on Form 10-K for more information. If our tenants, managers, or borrowers fail to comply with the laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant operational changes. The cost to comply with these laws, regulations and other requirements results in increased costs of doing business for us, our tenants, managers, and borrowers. For example, on October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on property type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028. After the initial implementation was delayed by the Governor of California in June 2024, SB 525 went into effect on October 16, 2024. If our tenants and borrowers are unable to offset these increased costs, their operating results and financial condition will be adversely impacted and our tenants and borrowers may be unable to satisfy their obligations to us.
We believe that additional resources may be dedicated to regulatory enforcement, which could further increase our tenants’, managers’, and borrowers’ costs of doing business and negatively impact their ability to pay their obligations to us. Changes in enforcement policies by federal and state governments have also resulted in a significant increase in inspection rates, citations of regulatory deficiencies and sanctions, including terminations from Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and criminal penalties. Our tenants, managers, and borrowers could be forced to expend considerable resources responding to an investigation, lawsuit or other enforcement action under applicable laws or regulations. Additionally, if our tenants’ or borrowers’ residents do not have insurance, it could adversely impact the tenants’ or borrowers’ ability to satisfy their obligation to us.
Tenants, managers, and borrowers that fail to comply with applicable requirements of governmental reimbursement programs, such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, managers, and borrowers are subject to the following risks, among others, relating to governmental healthcare reimbursement programs: statutory and regulatory changes; retroactive rate adjustments; recovery of program overpayments or set-offs; administrative rulings; policy interpretations; payment or other delays by fiscal intermediaries or carriers; government funding restrictions (at a program level or with respect to specific properties); and interruption or delays in payments due to any ongoing governmental investigations and audits.
We expect healthcare reimbursement will continue to be a significant focus for federal and state authorities in their cost control efforts. We cannot predict the timing or effects of any future legislative reforms on our business or our tenants’, managers’, and borrowers’ business costs or government and other third party payor reimbursement. More generally, because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants, managers, and borrowers. The failure of any of our tenants, managers, and borrowers to comply with these laws, requirements and regulations could materially and adversely affect their ability to meet their financial and contractual obligations to us.

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
If we, our tenants, managers, and borrowers fail to adhere to applicable privacy and data security laws, this could have a material adverse effect on us or on our tenants’ or borrowers’ ability to meet their obligations to us.
We, our tenants, managers, and borrowers are subject to HIPAA and various other state and federal laws, as well as contractual obligations, that relate to privacy and data security, including the reporting of data breaches involving personal information as discussed in “Government Regulation, Licensing and Enforcement — Privacy, Security and Data Breach Notification Laws” in Item 1 of this Annual Report on Form 10-K. Failure by us, our tenants, managers, and borrowers to comply with these requirements could have a material adverse effect on us and could result in enforcement actions, investigations, imposition of fines, or civil or criminal penalties. The imposition of significant fines or penalties on our tenants or borrowers could have a material adverse effect on their ability to meet their obligations to us. Furthermore, the adoption of new privacy, security and data breach notification laws at the federal and state level could require us or our tenants, managers, and borrowers to incur significant compliance costs. In addition, the cost and operational consequences of responding to data breaches and implementing remediation measures could be significant.
If we or our tenants, managers, and borrowers fail to comply with federal, state and local licensure, certification and inspection laws and regulations, they may cease to operate or be unable to meet their financial and other contractual obligations to us.
The healthcare operators that lease or manage the properties we own or that operate properties securing our loans receivable are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our tenants’, managers’, and borrowers’ failure to comply with any of these laws, regulations or standards could result in adverse publicity and reputational harm as well as penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the property. Though the regulatory environment in which SNFs operate is more restrictive than for senior housing communities, senior housing communities face similar penalties for noncompliance with applicable legal requirements. For example, operations at our properties may require a license, registration, certificate of need, provider agreement or certification. Failure of any tenants, managers, or borrower to obtain, or the loss or imposition of restrictions on any required license, registration, certificate of need, provider agreement or certification would prevent a property from operating in the manner intended by such tenant, manager, or borrower. Additionally, failure of our tenants, managers, and borrowers to generally comply with applicable laws and regulations could adversely affect properties owned by us, result in adverse publicity and reputational harm, and therefore could materially and adversely affect us. See “Government Regulation, Licensing and Enforcement — Healthcare Licensure and Certificate of Need” in Item 1 of this Annual Report on Form 10-K for additional information.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. For instance, the “Tax Cuts and Jobs Act of 2017” (the “TCJA”) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. More recently, the OBBBA introduced further significant changes. Technical corrections or other amendments to these laws or administrative guidance interpreting them may be forthcoming at any time. We cannot predict the long-term effect of the TCJA, OBBBA, or any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our stock
No prediction can be made regarding whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can we predict what consequences would result from this legislation or regulation. Accordingly, no assurance can be given that the currently anticipated tax treatment of an investment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect.
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
In addition, subject to certain exceptions (including with respect to leases of “qualified healthcare properties”
to a taxable REIT subsidiaries (“TRS”) as described below), rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock. CareTrust REIT’s charter provides for restrictions on ownership and transfer of CareTrust REIT’s shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from our tenants to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of REIT qualification requirements.
The lease of qualified healthcare properties to a TRS is subject to special requirements.
We lease certain healthcare properties to TRSs (including subsidiaries or joint ventures in which our TRSs hold an interest), which in turn contract with third party managers to manage the healthcare operations at these properties. The rents we receive from a TRS (or a subsidiary or joint venture in which the TRS invests) pursuant to this arrangement are treated as qualifying rents from real property if (i) the healthcare property is a “qualified health care property” (as defined in the Code), (ii) the rents are paid pursuant to a lease with a TRS and (iii) the manager of the property qualifies as an “eligible independent contractor” (as defined in the Code). The determination of what is a “qualified healthcare property” is complex and, particularly with respect to unlicensed properties, dependent on the day-to-day operations and other arrangements in place at those properties. We believe that we have appropriately determined which of our properties are properly characterized as “qualified healthcare properties” and that we have structured the applicable leases and related arrangements in a manner intended to meet these requirements, but there can be no assurance that these conditions will be satisfied. If any of these conditions is not satisfied with respect to a particular lease, then the rents we receive with respect to such lease will not be qualifying rents, which could have an adverse effect on our ability to comply with REIT income tests and thus on our ability to qualify as a REIT unless we are able to avail ourselves of certain relief provisions.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. stockholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. However, under the TCJA, as made permanent by the OBBBA, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. This deduction results in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends, together with the reduced corporate tax rate (currently, 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (each, a “TRS”) or other subsidiary corporations that will be subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. The OBBBA modified the REIT asset test to provide that not more than 25% (previously 20%) of the gross value of a REIT's assets may be represented by securities of one or more TRSs. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our stockholders.
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
Certain subsidiaries might fail to qualify or remain qualified as a REIT
We have formed an entity which has elected to be taxed as a REIT. Each subsidiary REIT is also subject to the same various REIT qualification requirements and other limitations described herein that are applicable to us. We believe that our subsidiary REIT has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code. However, if our subsidiary REIT were to fail to qualify as a REIT, then it would become subject to regular U.S. federal corporate income tax and our ownership of stock in such subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to ownership in corporations other than REITs, qualified REIT subsidiaries and TRSs. If any subsidiary REIT were to fail to qualify as a REIT, it is possible that we would not meet the 10% vote test and the 10% value test with respect to our indirect interest in such entity, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
Changes in international U.S. or non-U.S. tax laws, including changes to tax rates, may adversely affect our results of operations.
We are headquartered in the United States but we have investments in the United Kingdom, may have investments in other jurisdictions and are subject to the income and other tax laws of such jurisdictions. Similar to the requirements applicable to U.S. REITs, the tax laws of other jurisdictions in which we have operations, such as the requirements applicable to U.K. REITs, are complex. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable U.S. or non-U.S. tax laws. The U.S. and non-U.S. governments are actively discussing changes to corporate taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax exposure both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

Risks Related to Our Capital Resources and Indebtedness
From time to time, we may have substantial indebtedness and we are able to incur significant additional indebtedness.
As of December 31, 2025, we had approximately $900.0 million of indebtedness representing $400.0 million of our 3.875% Senior Notes due 2028 (the “Notes”) and a $500.0 million term loan under our unsecured term loan credit facility, and no borrowings outstanding under our unsecured revolving credit facility. High levels of indebtedness could have one or more of the following adverse consequences, among others: require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, dividends, capital expenditures and acquisitions and other general corporate purposes; require us to maintain certain debt coverage and other financial ratios at specified levels, thereby reducing our financial flexibility; make it more difficult for us to satisfy our financial obligations, including the Notes and borrowings under the Third Amended Credit Facility (as defined below); increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds on favorable terms or at all to expand our business or ease liquidity constraints; limit our ability to refinance all or a portion of our indebtedness on or before maturity on the same or more favorable terms or at all; and require us to dispose of one or more of our properties at disadvantageous prices in order to service our indebtedness or to raise funds to pay such indebtedness at maturity.
In addition, failure to satisfy our obligations under the Notes or our other debt or to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or the Third Amended Credit Agreement (as defined below), could result in an event of default, which could result in all of our debt becoming immediately due and payable and permit certain of our lenders to foreclose on our assets securing such debt. Further, our Third Amended Credit Agreement and the indenture governing the Notes permit us to incur substantial additional debt, including secured debt, subject to our compliance with certain financial covenants set forth in the Third Amended Credit Agreement and our ability to satisfy certain covenants in the indenture governing the Notes. See “Risk Factors - Risks Related to Our Capital Resources and Indebtedness — Covenants in our debt agreements restrict our activities and could adversely affect our business” for a summary of these covenants.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under the Third Amended Credit Facility or from other sources in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance such debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure such debt. The Third Amended Credit Agreement and the indenture governing the Notes restrict, and market or business conditions may limit our ability to take, these actions. Any debt restructuring or refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
We rely on our subsidiaries for our operating funds.
We conduct our operations through subsidiaries and depend on our subsidiaries for the funds necessary to operate and repay our debt obligations, including funds transfers to us which are necessary to make the payments due under the Notes. The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by us and all of our existing and future subsidiaries (other than CTR Partnership, L.P. and CareTrust Capital Corp.) that guarantee obligations under the Third Amended Credit Facility. However, under certain circumstances, one or more of our subsidiaries may be released from, or may not be required to provide, a guarantee of the Notes, and in such circumstances, will not be responsible for any obligations with respect to the Notes. Each of our subsidiaries is a distinct legal entity and has no obligation, contingent or otherwise, to transfer funds to us. In addition, the ability of our subsidiaries to transfer funds to us could be restricted by the terms of subsequent financings.
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. The Third Amended Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly and also contains customary events of default, including the failure to make timely payments under the Third Amended Credit Facility or other material indebtedness, failure to satisfy certain covenants (including financial maintenance covenants), the occurrence of a change of control and specified events of bankruptcy and insolvency. Our ability to meet these requirements may be affected by events beyond our control and, if we fail to do so, we may be unable to obtain waivers from the lenders or amend the covenants.
Increases in interest rates could increase our existing and future debt borrowing costs and adversely affect our stock price.
Certain of our existing debt obligations require interest and related payments to vary with the movement of certain indices, such as the Secured Overnight Financing Rate, and we may incur additional indebtedness in connection with new credit facilities or financing of acquisitions or development activities. Interest rates in recent years have increased, and may continue to increase, our interest costs for any new debt and our obligations under our Third Amended Credit Facility, which could make acquisition financings more costly or lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, interest rate increases could decrease credit access globally, thereby decreasing the amount others are willing to pay for our assets and limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.
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
Our charter, bylaws and Maryland law contain provisions intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. As currently in effect, our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder; (2) prohibit stockholders action by non-unanimous written consent; (3) permit the board of directors, without further action of the stockholders, to amend the charter to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series that may be issued; (4) permit the board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; (5) establish certain advance notice procedures for stockholder proposals, and provide procedures for the nomination of candidates for our board of directors; (6) provide that special meetings of stockholders may only be called by the Company or upon written request of 25% of all the votes entitled to be cast at such meeting; (7) provide that a director may only be removed by stockholders for cause and upon the vote of two-thirds of the outstanding shares of common stock; and (8) require supermajority approval to amend or repeal certain provisions in our charter. In addition, specific anti-takeover provisions of the Maryland General Corporation Law (“MGCL”) could make it more difficult for a third party to attempt a hostile takeover, including:
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
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions may delay, defer or prevent a change of control transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
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
We expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this annual report. Dividends are authorized by our board of directors and declared by us based upon a number of factors, including but not limited to actual results of operations, restrictions and solvency considerations under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code and our operating expenses. There is no assurance that our operating results will allow for specified levels of cash dividends or year-to-year increases in the future.
Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described under “Risks Related to Our Status as a REIT — REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status and discontinue paying dividends. Even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. Either of these actions could negatively affect our business and financial condition as well as the market price of our common stock.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. We have engaged a third party cybersecurity firm who serves as our dedicated information technology (“IT”) and cybersecurity team and helps us oversee, implement and manage these processes and controls.
To identify and assess material risks from cybersecurity threats, we consider cybersecurity threat risks individually and alongside other company risks as part of our overall risk assessment process. Management determines and prioritizes appropriate risk responses for each identified enterprise risk. In doing so, management coordinates with relevant subject matter specialists as appropriate for each relevant risk area, including our third party IT and cybersecurity team with respect to information technology and security risks.
Management is accountable for our day to day risk management activities. With the assistance of our third party IT and cybersecurity team, we employ a range of tools and services, including a governance, risk and compliance platform, to inform our managements’ risk identification and assessment relating to our technology program. With this platform, we map our cybersecurity and risk management program to the Center for Internet Security (“CIS”) framework.
Processes and controls we have implemented with the assistance of our third party IT and cybersecurity team to assess, identify, manage and protect against material risks from cybersecurity threats include the following:

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

At least annually, our third party IT and cybersecurity firm conducts a cybersecurity risk assessment. We periodically review reporting on these risks and our cybersecurity threats, the status of our security infrastructure, our risk management activities and the status of, and our responses to, any cybersecurity incidents.
Through our incident response policy, we have designated an incident response team composed of representatives of management and other employees as well as representatives from our outsourced cybersecurity firm that has responsibility for overseeing cybersecurity incidents. Led by management, our third party IT and cybersecurity team is responsible for the day-to-day investigation of and response to potential information security-related incidents. Pursuant to our incident response policy, incidents meeting specified severity levels are required to be escalated to the incident response team for review and response. The goal of the policy is to prevent, detect and react to information security incidents, determine their scope and risk, respond appropriately to the incident, communicate the results and risk to relevant stakeholders, and reduce the likelihood of the incident from reoccurring.
Pursuant to our incident response policy, if we are notified of a cybersecurity incident impacting a third party service provider that affects our information systems or data, we will respond on the same basis as any other incident. We are implementing a business use case review process and vendor risk assessment for all third party service providers that will access or implicate our materially significant technology or data. If we deem the cybersecurity risk of a particular service provider too great, such service provider will not be approved or access will be terminated.
Based on information known to us, we do not believe any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We can give no assurance that we have detected or protected against all cybersecurity threats or incidents. Please refer to “Cybersecurity incidents or other damage to the information systems and technology of us, our tenants, or our managers could harm our business” and “If we, our tenants, or our managers fail to adhere to applicable privacy and data security laws, this could have a material adverse effect on us, our tenants’, or our managers’ ability to meet their obligations to us” included “Item 1A, Risk Factors” of this Annual Report on Form 10-K for additional information about material risks related to cybersecurity threats.
Cybersecurity Governance
As described above, we have engaged a third party IT and cybersecurity firm to whom we have outsourced primary responsibility to oversee, implement and manage our processes and controls to assess, identify, and manage material risks from cybersecurity threats. Members of this dedicated third party IT and cybersecurity team include a virtual chief information security officer (vCISO) who is responsible for the overall development and implementation of our cybersecurity strategy and responses as well as individuals having the position of cybersecurity analyst, cybersecurity engineer, and director of information security. Our management, including our Chief Executive Officer, oversees the work of our third party IT and cybersecurity team and regularly communicates with members of the team. Through the policies and controls described above, including our incident response policy, representatives of the third party IT and cybersecurity team as well as members of our management, including our Chief Executive Officer, are informed about cybersecurity threats and incidents affecting our information systems and direct our efforts to prevent, detect, mitigate and remediate cybersecurity threats and incidents. The representatives of our third party IT and cybersecurity team who lead our cybersecurity risk management and risk assessment process have collectively over 30 years of prior work experience in various roles managing information systems, developing cybersecurity strategy, implementing information security and cybersecurity programs, identifying and assessing cybersecurity risks and establishing incident response plans. The members of the cybersecurity team hold degrees in computer engineering and cybersecurity as well as advanced cybersecurity certifications, including a Certified Information Systems Security Professional (CISSP) certification, a Certified Information Systems Auditor (CISA) credential and a Certified Information Security Manager (CISM) certification. Other members of our third party cybersecurity team have also obtained various professional certifications and advanced training in the areas of information security and cybersecurity.
Our audit committee is responsible for overseeing our overall risk assessment and risk management program as well as our policies and practices related to our information technology systems, information security and cybersecurity risks. The audit committee reviews at least annually our enterprise risks and related risk management program. In addition, on a quarterly basis, the audit committee receives a report from management on our cybersecurity threat risk management and strategic processes covering topics such as cybersecurity incidents and any remedial actions, if needed, data security posture, the results of third party risk assessments as well as our cybersecurity risk management processes and strategies. Outside of quarterly presentations, the chair of the audit committee would be notified following any cybersecurity incident meeting specified severity levels, and the audit committee would also be expected to review management’s materiality assessment regarding any cybersecurity incident requiring disclosure to the Securities and Exchange Commission. Through their participation in meetings of the audit committee, other members of the Board are also kept apprised of material risks from cybersecurity threats and our related risk management activities.

ITEM 2. Properties

The following table sets forth certain information regarding the properties that comprise our consolidated net real estate investments, exclusive of real estate loan investments, as of December 31, 2025 (dollars in thousands):

	Triple-net			SHOP
Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
CA	54	$804,264	$86,464	—	$—	$—
UK	133	865,472	69,061	—	—	—
TX	42	397,479	44,767	3	40,298	14,700
TN	27	442,040	44,224	—	—	—
LA	8	186,116	19,343	—	—	—
ID	19	159,333	17,831	—	—	—
WA	17	154,096	14,973	—	—	—
VA	4	159,453	14,368	—	—	—
AZ	11	60,179	14,052	—	—	—
MS	8	166,064	13,000	—	—	—
NC	7	117,025	10,315	—	—	—
MD	5	95,699	8,732	—	—	—
UT	13	85,071	8,225	—	—	—
IL	11	77,642	6,898	—	—	—
PA	4	57,021	4,632	—	—	—
CO	7	60,483	4,321	—	—	—
OH	6	76,574	4,176	—	—	—
MO	2	31,844	2,821	—	—	—
OR	2	28,597	2,800	—	—	—
MT	3	22,619	2,568	—	—	—
NV	3	13,165	2,359	—	—	—
NM	1	12,813	2,122	—	—	—
SD	1	9,744	2,004	—	—	—
GA	1	15,297	1,498	—	—	—
SC	1	11,683	1,122	—	—	—
AL	1	11,260	1,100	—	—	—
NE	5	14,531	1,078	—	—	—
IA	5	15,812	1,045	—	—	—
WI	2	11,953	949	—	—	—
ND	1	8,184	841	—	—	—
WV	1	7,243	812	—	—	—
KS	1	6,987	622	—	—	—
MI	1	11,071	—	—	—	—
Total:	407	$4,196,814	$409,123	3	$40,298	$14,700
(1) Represents revenue for the month ended December 31, 2025 annualized.

The following table displays the expiration of the annualized contractual cash rental income under our triple-net lease agreements as of December 31, 2025, (dollars in thousands) and, in each case, without giving effect to any renewal or purchase options:

Lease
Maturity		Percent of
Year	Rent(1)	Total Rent
2031	$46,236	11.2%
2032	35,057	8.6%
2033	18,182	4.4%
2034	40,378	9.9%
2035	20,276	5.0%
2036	15,185	3.7%
2037	15,720	3.8%
2038	33,834	8.3%
2039	56,073	13.6%
2040	70,628	17.3%
2041	644	0.2%
2043	5,328	1.3%
2044	15,454	3.8%
2045	10,123	2.5%
2046	739	0.2%
2047	6,429	1.6%
2049	276	0.1%
2050	2,871	0.7%
2051	1,020	0.2%
2053	4,045	1.0%
2055	410	0.1%
2056	258	0.1%
2057	4,276	1.0%
2058	5,681	1.4%
Total	$409,123	100.0%
(1)Includes properties held in consolidated joint ventures. See Note 4, Real Estate Investments, Net, and Note 15, Variable Interest Entities, for additional information.
See the “Tenant Purchase Options” section of Note 4, Real Estate Investments, Net, in the Notes to consolidated financial statements for additional information on leases subject to purchase options.
The information set forth under “Classification of Properties in our Portfolio” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.
ITEM  3.    Legal Proceedings
The Company and its subsidiaries are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, but none of the Company or any of its subsidiaries is, and none of their respective properties are, the subject of any material legal proceedings. Claims and lawsuits may include matters involving general or professional liability asserted against our managers or tenants, which are the responsibility of our managers or tenants and for which we are entitled to be indemnified by our managers or tenants under the insurance and indemnification provisions in the applicable leases.
ITEM  4.    Mine Safety Disclosures
None.

PART II
ITEM  5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Common Equity
Our common stock is listed on the New York Stock Exchange under the symbol “CTRE.”
At February 11, 2026, we had approximately 54 stockholders of record.

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

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, non-dividend distributions or a combination thereof. Following is the characterization of our annual cash dividends on common stock:

	Year Ended December 31,
Common Stock	2025	2024
Ordinary dividend	$1.2950	$0.8529
Non-dividend distributions	—	0.2971
Total taxable distribution	1.2950	1.1500
Distributions allocated from prior tax year(1)	(0.2900)	(0.2800)
Distributions allocated to subsequent tax year(2)	0.3350	0.2900
Total distributions declared	$1.3400	$1.1600
(1) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2024 and paid in January 2025, of $0.290 per share, will be treated as a 2025 distribution for federal income tax purposes.
(2) Because our aggregate cash distributions exceeded our annual earnings and profits, the cash distribution declared in the fourth quarter of 2025 and paid in January 2026, of $0.335 per share, will be treated as a 2026 distribution for federal income tax purposes.

Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock, the S&P 500 REIT Index, the RMS (MSCI U.S. REIT Total Return Index) and the Russell 2000 Index (“Russell 2000”). Total cumulative return is based on a $100 investment in CareTrust REIT common stock and in each of the indices at the market close on December 31, 2020 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG S&P 500 REIT INDEX, RMS, RUSSELL 2000 AND CARETRUST REIT, INC.
RATE OF RETURN TREND COMPARISON
DECEMBER 31, 2020 - DECEMBER 31, 2025
(DECEMBER 31, 2020 = $100)
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

	December 31,
	2020	2021	2022	2023	2024	2025
CareTrust REIT, Inc.	$100.00	$107.88	$93.10	$118.42	$149.48	$208.26
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
RMS	$100.00	$143.06	$108.00	$122.84	$133.59	$137.53
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
S&P 500 Real Estate Index	$100.00	$146.19	$108.00	$121.34	$127.69	$131.72

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Overview
•Recent Developments
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Impact of Inflation
Overview
CareTrust REIT is a self-administered, publicly-traded REIT engaged in the ownership, acquisition, financing, development and leasing of skilled nursing, senior housing and other healthcare-related properties.
As of December 31, 2025, CareTrust REIT owned, directly or indirectly in consolidated joint ventures, and leased to independent operators, 407 skilled nursing facilities, senior housing communities and other properties consisting of 37,628 operational beds and units located in 32 states and the United Kingdom (the “U.K.”) with the highest concentration of properties by rental income located in California, the U.K., Texas, and Tennessee. As of December 31, 2025, we also had other real estate related investments consisting of four preferred equity investments, 16 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $899.3 million and one financing receivable with a carrying value of $92.2 million.
During the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating platform (“SHOP”) and completed our first SHOP acquisition in December 2025. As of December 31, 2025, CareTrust REIT also owned, indirectly in consolidated joint ventures, the properties and operations of three senior housing communities consisting of 270 units in Texas that are operated on our behalf by independent managers pursuant to the terms of separate management agreements under our SHOP platform.
Recent Developments
SHOP Communities
During the fourth quarter of 2025, we began utilizing the RIDEA structure and established a SHOP platform through the acquisition of three senior housing communities.
The Acquisition
On May 8, 2025, we closed our acquisition (the “Care REIT Acquisition”) of Care REIT plc (“Care REIT”). In connection with this acquisition, on June 30, 2025, we also acquired substantially all of the assets of Impact Health Partners LLP, the investment manager of Care REIT (together with the Care REIT Acquisition, the “Acquisition”). We treat these acquisitions as a single transaction as they were entered into in contemplation of one another and were intended to achieve an overall economic effect.
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
As a result of impacts experienced by our operators due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full may be negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. See “Impairment of Real Estate Investments, Assets Held for Sale and Asset Sales” below. During the three months and year ended December 31, 2025, we collected 100% and 99.7% of contractual rents and interest due from our operators and borrowers exclusive of properties held-for-sale and sold during the period, respectively. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.
Regulatory Updates
During the third quarter of 2025, both Idaho and North Carolina announced Medicaid reimbursement rate reductions that could adversely impact the operations of our tenants and borrowers at our SNFs located in those states. In Idaho, the Department of Health and Welfare enacted a 4% across-the-board rate cut in response to an $80 million budget shortfall. Effective December 10, 2025, North Carolina reversed the Medicaid reimbursement reductions and restored rates to September 30, 2025 levels.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act of July 2025 (“OBBBA”) into law. This comprehensive budget reconciliation package reshapes federal policy across numerous sectors of the American economy, including taxation, healthcare, social safety nets, immigration, and education.
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
The OBBBA also introduced sweeping changes to healthcare policy and funding in the U.S. which may affect our industry in ways we cannot yet predict. Notably, however, the bill did not include previously proposed cuts to Medicaid reimbursement rates for SNFs, which is expected to provide continued stability for many of our tenants and borrowers, particularly those operating in states with high Medicaid census.
The Centers for Medicare and Medicaid Services (“CMS”) issued a final rule on July 31, 2024, updating Medicare payment policies and rates for SNFs for fiscal year 2025. This update included a 4.2% increase in Medicare Part A payments to SNFs, totaling approximately $1.4 billion. These increases partially offset some of our tenants’ and borrowers’ higher operating costs. Further, in this final rule, CMS expanded its ability to impose penalties on SNFs for health and safety deficiencies/non-compliance by allowing for more per instance and per day civil monetary penalties to be imposed for such health and safety deficiencies/non-compliance, as appropriate.
CMS issued a final rule on July 31, 2025, updating Medicare payment policies and rates for SNFs for fiscal year 2026. This update provides for a net increase of 3.2% in Medicare Part A payments to SNFs. This increase is expected to partially offset some of our tenants’ and borrowers’ higher operating costs.
On April 22, 2024, CMS issued a final rule intended to establish comprehensive minimum staffing requirements for nursing homes. However, the rule was vacated by a federal court in Texas in April 2025. Subsequently, the OBBBA, enacted on July 4, 2025, imposed a legislative moratorium on the rule, effective until September 30, 2034. Further, in December 2025, HHS announced that it formally repealed these minimum staffing requirements. We continue to monitor regulatory developments closely and remain engaged with our tenants to assess the operational and financial implications of legislative actions.
On October 13, 2023, California Senate Bill No. 525 (“SB 525”) was signed into law, requiring a substantial increase in the minimum wage for workers operating in certain health care facilities. As a result of SB 525, certain health care facilities (including licensed skilled nursing facilities) operating in California are required to increase the wages of their covered health care employees to at least $21 per hour, which was initially required to be effective from June 1, 2024 to May 31, 2026, $22 or $23 per hour (depending on property type) from June 1, 2026 to May 31, 2028, and $25 per hour after June 1, 2028. After the initial implementation was delayed by the Governor of California in June 2024, SB 525 went into effect on October 16, 2024.
Recent Investments
The following table summarizes our acquisitions from January 1, 2025 through December 31, 2025 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing triple-net(4)	$616,521	$53,988	27	3,214
Senior housing triple-net(5)	908,507	69,506	135	7,822
Total	$1,525,028	$123,494	162	11,036
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial annual cash rent for the first 12 months.
(3)The number of beds/units includes operating beds/units at acquisition date.
(4)Includes properties held in consolidated joint ventures. See Note 4, Real Estate Investments, Net, and Note 15, Variable Interest Entities, for additional information.
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
On December 1, 2025, the Company purchased three senior housing communities for $40.3 million via JVs, which includes capitalized acquisition costs. In exchange, the Company holds approximately 98% of the equity interest in the JVs. The JV partner contributed the remaining $0.9 million of the total investment in exchange for approximately 2% of the equity interest in the JVs. The three senior housing communities are operated by a third party manager under the SHOP platform.
The following table summarizes our other real estate related investments from January 1, 2025 through December 31, 2025 (dollars in thousands):

Investment Type	Investment	Initial Annual Interest Income(1)	Number of Properties	Number of Beds/Units(2)
Mortgage secured loans receivable	$121,168	$11,033	30	3,622
Mezzanine loans receivable	9,689	1,260	3	394
Preferred equity	30,000	3,600	N/A	N/A
Total	$160,857	$15,893	33	4,016
(1)Represents annualized acquisition-date interest income, less subservicing fees, if applicable. For floating rate loans, interest income has been calculated using the benchmark rate at loan origination.
(2)The number of beds/units includes operating beds at the investment date.

Financing Activities
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
We expect to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at our discretion, prior to the final settlement date, at which time we expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that we expect to receive upon physical settlement will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. During the year ended December 31, 2025, we entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell 6.5 million shares of common stock at a weighted average initial sales price of $37.30 per share, respectively, before commissions and offering expenses. For the shares subject to the ATM forward contracts, we will not receive any proceeds from sales of those shares of common stock by the forward sellers until the forward contracts are settled.
The following table summarizes the ATM Program activity for the year ended December 31, 2025 (in thousands, except per share amounts).

For the Year Ended December 31, 2025
Number of shares	12,608
Average sales price per share	$29.34
Gross proceeds(1)	$369,871
(1) Total gross proceeds is before $4.6 million of commissions paid to the sales agents during the year ended December 31, 2025, under the ATM Program.
In January 2026, we entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell 3.5 million shares of common stock at an initial sales price of $37.00 per share before commissions and offering expenses.

As of February 12, 2026, we had $8.1 million available for future issuances under the ATM Program.
Impairment of Real Estate Investments, Assets Held for Sale, and Asset Sales
Impairment of Real Estate Assets
During the year ended December 31, 2025, we recognized aggregate impairment charges of $2.5 million, which related to properties that were sold.
Asset Sales and Held for Sale Reclassifications
We periodically reassess our investments and operator relationships, and from time to time we have selectively disposed of certain properties or investments, or terminated operator relationships, and we expect to continue making such reassessments and, where appropriate, taking such actions. We classify our real estate investments as held for sale when the applicable criteria have been met, which includes a formal plan to sell the properties that is expected to be completed within one year, among other criteria. Upon designation as held for sale, we cease depreciation and record the investment at the lower of carrying value or estimated fair value less costs to sell, which could result in an impairment of the real estate investments held for sale, if necessary.
The following table summarizes our dispositions for the year ended December 31, 2025 (dollars in thousands):

Year Ended December 31, 2025
Number of properties(1)	24
Net sales proceeds(2)	$153,501
Net carrying value	121,953
Net gain on sale	$31,548
(1)One non-operational previously impaired property sold during the year ended December 31, 2025 was not classified as held for sale as of December 31, 2024. In addition, two properties sold during the year ended December 31, 2025 were not classified as held for sale during the year.
(2)Net sales proceeds includes non-cash consideration related to an asset exchange and $36.0 million of seller financing.
The following table summarizes our assets held for sale activity for the periods presented (dollars in thousands):

	Net Carrying Value	Number of Properties
December 31, 2024	$57,261	10
Additions to assets held for sale	50,066	12
Assets sold	(96,974)	(21)
Impairment of real estate held for sale	(452)	—
Assets reclassified to held for investment	(9,901)	(1)
December 31, 2025	$—	—

Results of Operations
Operating Results
Our primary business consists of acquiring, developing, financing and owning real property to be leased to third party tenants or operated by third party mangers in the healthcare sector.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,		Increase (Decrease)	Percentage Difference
	2025	2024
	(dollars in thousands)
Revenues:
Rental income	$368,194	$228,261	$139,933	61%
Resident fees and services	1,225	—	1,225	*
Interest income from financing receivable	11,492	1,009	10,483	*
Interest income from other real estate related investments and other income	95,482	67,016	28,466	42%
Expenses:
Depreciation and amortization	92,891	56,831	36,060	63%
Interest expense	43,707	30,310	13,397	44%
Property taxes and insurance	8,768	7,838	930	12%
Senior housing operating expenses	952	—	952	*
Impairment of real estate investments	2,483	42,225	(39,742)	(94)%
Transaction costs	5,329	1,326	4,003	*
Provision for loan losses	—	4,900	(4,900)	(100)%
Property operating (recoveries) expenses	(138)	5,714	(5,852)	(102)%
General and administrative	52,465	28,923	23,542	81%
Other income (loss):
Other income, net	4,350	—	4,350	*
Loss on extinguishment of debt	(390)	(657)	267	(41)%
Gain (loss) on sale of real estate, net	31,548	(2,208)	33,756	*
Unrealized gain on other real estate related investments, net	15,831	9,045	6,786	75%
Gain on foreign currency transactions, net	4,012	—	4,012	*
Income taxes
Income tax expense	(5,001)	—	(5,001)	*
Net income
Net loss attributable to noncontrolling interests	(252)	(681)	429	(63)%
* Not meaningful

Rental income. Rental income increased by $139.9 million as detailed below:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Contractual cash rent	$344,033	$218,750	$125,283
Tenant reimbursements	8,803	6,676	2,127
Total contractual rent	352,836	225,426	127,410
Straight-line rent	8,753	(28)	8,781
Amortization of lease incentives	(193)	(22)	(171)
Amortization of above and below market leases, net	6,798	2,885	3,913
Total amount in rental income	$368,194	$228,261	$139,933

Total contractual rent includes initial contractual cash rent and tenant reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by us. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual cash rent increased by $127.4 million due to an increase of $123.6 million in contractual cash rent from real estate investments made after January 1, 2024, including properties acquired in connection with the Acquisition, an increase of $6.5 million from increases in rental rates for our existing tenants, an increase of $2.8 million related to transfers of properties between operators, and a $2.1 million increase in tenant reimbursements, partially offset by a $3.9 million decrease in rental income related to certain tenants on a cash basis method of accounting and a $3.7 million decrease related to the disposal of real estate . Straight-line rent increased by $8.8 million due to the Acquisition. Amortization of above and below market leases increased $3.9 million primarily due to lease terminations in August 2025, which accelerated the amortization of the applicable below market lease intangibles.
Resident fees and services. During the year ended December 31, 2025, we recorded $1.2 million of resident fees and services related to the acquisition of three senior housing communities under the SHOP platform in December 2025.
Interest income from financing receivable. Interest income from financing receivable increased $10.5 million for the year ended December 31, 2025 due to an investment classified as a financing receivable in December 2024.
Interest income from other real estate related investments and other income. The $28.5 million, or 42%, increase in interest and other income was primarily due to an increase of $32.2 million from the origination of loans receivable after January 1, 2024, an increase of $4.6 million of interest income earned on escrow deposits in connection with the Acquisition and an increase of $1.0 million due to originations of other loans, partially offset by a decrease of $7.3 million of interest income on money market funds, a decrease of $1.7 million related to loan payments and a $0.3 million decrease of interest income due to placing one other loan on non-accrual status during 2024. See above under “Recent Developments” for additional information on the origination of loans receivable.
Depreciation and amortization. Depreciation and amortization expense increased $36.1 million, or 63%, for the year ended December 31, 2025 to $92.9 million compared to $56.8 million for the year ended December 31, 2024. The $36.1 million increase in depreciation and amortization was primarily due to an increase of $38.4 million related to acquisitions and capital improvements made after January 1, 2024 and an increase of $2.4 million due to lease terminations in August 2025, which accelerated the amortization of the applicable in-place lease intangibles, partially offset by a decrease of $2.4 million due to the disposal of assets, a decrease of $1.7 million due to assets becoming fully depreciated after January 1, 2024 and a decrease of $0.6 million due to classifying assets as held for sale after January 1, 2024.

Interest expense. Interest expense increased by $13.4 million as detailed below:

Change in interest expense for the year ended December 31, 2025 compared to the year ended December 31, 2024
(in thousands)
Increases to interest expense due to:
Increase due to new Term Loan Facility	$14,232
Increase in outstanding borrowing amount for the Third Amended Revolving Facility	5,975
Increase due to assumption of debt in connection with the Acquisition	2,880
Other changes in interest expense(1)	1,327
Total increases to interest expense	24,414
Decreases to interest expense due to:
Decrease due to prepayment of a prior term loan	(10,086)
Decrease due to prepayment of secured borrowing	(931)
Total decreases to interest expense	(11,017)
Total change in interest expense	$13,397
(1) Other changes in interest expense generally relate to changes to loan fee amortization.
Property taxes and insurance. Property taxes increased $0.9 million, or 12%, for the year ended December 31, 2025 compared to December 31, 2024. The increase was due to a $2.5 million increase related to acquisitions made after January 1, 2024, partially offset by a decrease of $1.2 million due to reassessments and a decrease of $0.4 million due to properties that were sold after January 1, 2024.
Senior housing operating expenses. During the year ended December 31, 2025, we recorded $1.0 million of senior housing operating expenses related to the acquisition of three senior housing communities under the SHOP platform in December 2025.
Impairment of real estate investments. During the year ended December 31, 2025, we recognized aggregate impairment charges of $2.5 million which related to properties that were sold. During the year ended December 31, 2024, we recognized aggregate impairment charges of $42.2 million, of which $18.8 million related to properties held for sale, $9.4 million related to properties held for investment, and $14.0 million related to properties that were sold.
Transaction costs. During the year ended December 31, 2025, we recognized $5.3 million of transaction costs primarily related to integrating the operations of Care REIT plc. During the year ended December 31, 2024, we recognized $1.3 million of transaction costs related to the investment in a financing receivable for which we elected the fair value option.
Provision for loan losses. During the year ended December 31, 2024, we recorded a $4.9 million expected credit loss related to one other loan receivable with a principal balance of $4.9 million that has been placed on non-accrual status. There was no such provision for loan losses recorded during the year ended December 31, 2025.
Property operating (recoveries) expenses. During the year ended December 31, 2025, we recognized $2.4 million in recoveries, partially offset by $2.3 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold. During the year ended December 31, 2024, we recognized $5.7 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold.

General and administrative expense. General and administrative expense increased by $23.5 million as detailed below:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	Increase/(Decrease)
Incentive compensation	$18,463	$9,699	$8,764
Share-based compensation	11,896	6,130	5,766
Cash compensation	9,656	6,474	3,182
Professional services	5,942	2,785	3,157
Other administrative expense	2,152	1,400	752
Taxes and insurance	1,934	1,019	915
Other expenses	2,422	1,416	1,006
Total change in general and administrative expense	$52,465	$28,923	$23,542
Other income, net. During the year ended December 31, 2025, we recorded other income of $5.0 million related to a fee received in connection with the release of a property from a purchase agreement, partially offset by $0.6 million in fees paid in connection with the transaction.
Loss on extinguishment of debt. During the year ended December 31, 2025, we recorded a loss on extinguishment of debt of $0.4 million associated with the prepayment of the secured revolving credit facilities that were assumed in connection with the Acquisition. During the year ended December 31, 2024, we recorded a loss on extinguishment of debt of $0.7 million related to the exit fee associated with the call of the secured borrowing and the write-off of deferred financing costs associated with the prepayment of the Term Loan (as defined below).
Gain (loss) on sale of real estate, net. During the year ended December 31, 2025, we recorded a $31.5 million gain on sale of real estate related to the sale of five SNFs and 19 senior housing communities. During the year ended December 31, 2024, we recorded a $2.3 million loss on sale of real estate related to the sale of 12 SNFs, partially offset by a $0.1 million gain on sale of real estate related to the sale of four senior housing communities and one SNF.
Unrealized gain on other real estate related investments, net. During the year ended December 31, 2025, we recorded a net unrealized gain of $15.8 million, which was primarily comprised of $17.2 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $1.0 million, to bring the interest rates in line with market rates and an unrealized foreign currency loss of $0.4 million related to one mortgage loan receivable. During the year ended December 31, 2024, we recorded an unrealized gain of $17.8 million due to a decrease in interest rates during the second half of 2024, partially offset by an unrealized loss of $8.8 million due to an increase in interest rates during the first half of 2024.
Gain on foreign currency transactions, net. During the year ended December 31, 2025, we recorded a $4.4 million foreign currency gain on cash paid to Care REIT shareholders in connection with the Care REIT Acquisition, partially offset by a $0.3 million foreign currency loss on cash paid in connection with the acquisition of Impact Health Partners LLP and a $0.1 million loss related to our cash flow hedges.
Income tax expense. During the year ended December 31, 2025, we recorded $5.0 million of income tax expense, primarily related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests decreased primarily due to other income recognized during the year ended December 31, 2025, partially offset by investments entered into subsequent to January 1, 2024.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For discussion related to the results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2024 Annual Report on Form 10-K, which was filed with the SEC on February 12, 2025.

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
•property operating expenses;
•operating lease obligations; and
•capital expenditures for improvements to our properties.
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and other investments (including mortgage and mezzanine loan originations), capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and senior housing communities as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Third Amended Revolving Facility (as defined below), future borrowings or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We believe that our expected operating cash flow from rent collections, resident fees and services and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the Third Amended Revolving Facility, and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, property operating expenses, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our tenants to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
We have filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission that expires in February 2026 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On January 21, 2025, we entered into the New ATM Program. In addition to the issuance and sale of shares of our common stock, we from time to time enter into one or more ATM forward contracts with sales agents for the sale of shares of our common stock under the ATM Program. See “At-The-Market Offering of Common Stock” for information regarding activity under the ATM Program.
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

Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the years presented:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$394,029	$244,251
Net cash used in investing activities	(1,461,343)	(1,513,683)
Net cash provided by financing activities	1,051,019	1,188,806
Effect of foreign currency translation	515	—
Net (decrease) in cash and cash equivalents	(15,780)	(80,626)
Cash and cash equivalents as of the beginning of period	213,822	294,448
Cash and cash equivalents as of the end of period	$198,042	$213,822
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net cash provided by operating activities for the year ended December 31, 2025 was $394.0 million compared to $244.3 million for the year ended December 31, 2024, an increase of $149.8 million. Operating cash inflows are derived primarily from the rental payments received under our lease agreements and interest income received on our other real estate related investments, including as a result of new investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $149.8 million in cash provided by operating activities for the year ended December 31, 2025 is primarily due to an increase in rental income received and an increase in interest income received on our other real estate related investments, partially offset by an increase in cash paid for general and administrative expense and an increase in cash paid for interest expense.
Cash used in investing activities for the year ended December 31, 2025 was primarily comprised of $1.6 billion in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $30.0 million in preferred equity investments and $14.9 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $79.3 million in net proceeds from real estate sales, $75.1 million of payments received on real estate related investments and other loans receivable and $4.4 million of principal payments received on our financing receivable. Cash used in investing activities for the year ended December 31, 2024 was primarily comprised of $1.5 billion in acquisitions of real estate, investments in real estate related investments and other loans receivable, and investments in financing receivable, $8.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, and $52.0 million in preferred equity investments, partially offset by $13.9 million in net proceeds from real estate sales and $4.5 million of payments received on real estate related investments and other loans receivable.
Our cash flows provided by financing activities for the year ended December 31, 2025 were primarily comprised of $1.1 billion of net proceeds from the issuance of common stock, $650.0 million in borrowings under the unsecured revolving credit facility, $500.0 million in proceeds from the issuance of the senior unsecured term loan and $3.0 million in contributions from noncontrolling interests net of distributions, partially offset by a $650.0 million payment on the unsecured revolving credit facility, $259.3 million in dividends paid, $153.8 million in payments of the revolving credit facility, $102.4 million paid to redeem the secured notes payable, $4.6 million in payments of debt extinguishment and deferred financing costs, and a $3.3 million net settlement adjustment on restricted stock. Our cash flows provided by financing activities for the year ended December 31, 2024 were primarily comprised of $1,552.9 million of net proceeds from the issuance of common stock, $75.0 million in proceeds from a secured borrowing and $19.8 million in contributions from noncontrolling interests net of distributions, partially offset by a $200.0 million prepayment of the Term Loan, $172.2 million in dividends paid, a $75.0 million payment on the secured borrowing, a $9.2 million payment on extinguishment of debt and deferred financing costs, and a $2.5 million net settlement adjustment on restricted stock.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For discussion related to the cash flows for fiscal 2024 compared to fiscal 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2024 Annual Report on Form 10-K, which was filed with the SEC on February 12, 2025.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our operating subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Third Amended Credit Facility (as defined below). As of December 31, 2025, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 9, Debt, to our consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 16, 2022, we, together with certain of our subsidiaries, entered into a second amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender the “Second Amended Credit Agreement”). The Operating Partnership was the borrower under the Second Amended Credit Agreement, and the obligations thereunder were guaranteed, jointly and severally, on an unsecured basis, by us and substantially all of our subsidiaries. The Second Amended Credit Agreement, which amended and restated our amended and restated credit and guaranty agreement, dated as of February 8, 2019 (as amended, the “Prior Credit Agreement”) provided for: (i) an unsecured revolving credit facility (the “Prior Revolving Facility”) with revolving commitments in an aggregate principal amount of $600.0 million, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments and (ii) the continuation of the unsecured term loan credit facility which was previously extended under the Prior Credit Agreement (the “Term Loan” and together with the Prior Revolving Facility, the “Second Amended Credit Facility”) in an aggregate principal amount of $200.0 million. Borrowings under the Second Amended Credit Facility were used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
On October 10, 2023, we entered into the First Amendment to the Second Amended Credit Agreement with KeyBank National Association (the “First Amendment”). The First Amendment restated the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
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
On December 18, 2024, we, together with certain of our subsidiaries, entered into a third amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (as amended from time to time, the “Third Amended Credit Agreement”). The Third Amended Credit Agreement, which amends and restates our Second Amended Credit Agreement provides for an unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments. Future borrowings under the Third Amended Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
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
On May 30, 2025, we entered into the First Amendment to the Third Amended Credit Agreement. The First Amendment to the Third Amended Credit Agreement provides for an unsecured term loan facility (the “Term Loan Facility” and together with the Third Amended Revolving Facility, the “Third Amended Credit Facility”) with term loan commitments in an aggregate principal amount of $500.0 million in addition to the Third Amended Credit Facility.

On January 14, 2026, we entered into the Second Amendment to the Third Amended Credit Agreement. The Second Amendment to the Third Amended Credit Agreement amended the definition of Permitted Encumbrances to include liens on assets located in the United Kingdom or on equity interests of any person owning such assets, in each case, securing intercompany loans.
As of December 31, 2025, we had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility. The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at our sole discretion, two, six-month extension options. The Term Loan Facility has a maturity date of May 30, 2030.
The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Third Amended Credit Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and our consolidated subsidiaries (unless we obtain certain specified investment grade ratings on our senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based off the credit ratings of the Company’s senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.80% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.10% to 1.80% per annum based on the debt to asset value ratio of the Company and our consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on our senior long-term unsecured debt). The First Amendment to the Third Amended Credit Agreement also removed the SOFR credit spread adjustment applicable to loans under the Third Amended Credit Facility bearing interest at Term SOFR or Daily Simple SOFR.
As of December 31, 2025, we were in compliance with all applicable financial covenants under the Third Amended Credit Agreement. See Note 9, Debt, to our consolidated financial statements included in this report for further information about the Third Amended Credit Agreement.
Capital Expenditures
As of December 31, 2025, we had committed to fund expansions, construction, capital improvements and ESG incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased properties totaling $6.2 million, of which $5.1 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 16, Commitments and Contingencies, to our consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Earn-out Obligations
As of December 31, 2025, we are party to purchase and sale agreements that provide for earn‑out obligations totaling up to $42.5 million related to the acquisition of skilled nursing facilities. This includes an earn‑out obligation of up to $10.0 million for one SNF in Virginia acquired in 2024, which becomes available upon the operator’s achievement of specified performance thresholds from October 2025 through October 2026. In addition, we have an earn‑out obligation of up to $32.5 million under a purchase and sale agreement for five skilled nursing facilities in Virginia, North Carolina, and Maryland acquired in 2025, which becomes available upon the operator’s achievement of specified performance thresholds from December 2026 through December 2028.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status, and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 10, Equity and Redeemable Noncontrolling Interests, to our consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for 2025, 2024 and 2023.
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
Principles of Consolidation. The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity. Criterion (iii) above is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in the significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
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
Impairment of Long-Lived Assets. At each reporting period, we evaluate our real estate investments held for use for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying properties. The most significant inputs to the undiscounted cash flows include, but are not limited to, historical and projected property level financial results, a lease coverage ratio, the intended hold period by us, revenue and expense growth rates, stabilized occupancy, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value. The fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, and, where applicable, terms of recent lease agreements or the results of negotiations with prospective tenants.
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
Our ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on financial results. Given the impacts of current macroeconomic events, the projected cash flows that we use to assess fair value for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our estimate of cash flow projections, we may need to impair our real estate assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2025.
Revenue Recognition. We recognize lease revenue in accordance with ASC 842, Leases. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further detail. Our assessment of collectibility of tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment involves significant judgment by management and considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Management’s judgement can impact the timing of write-offs and recovery adjustments. We did not materially change the assumptions used in the analysis during the year ended December 31, 2025.
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
Because of the inherent uncertainty of valuation, the estimated fair value of our financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to our consolidated financial statements. We did not materially change the assumptions used in the analysis during the year ended December 31, 2025.
Impact of Inflation
Our rental income in future years will be impacted by changes in inflation. Almost all of our triple-net lease agreements, including the Ensign leases, provide for an annual rent escalator based on the percentage change in the Consumer Price Index or Retail Price Index (“RPI”) (but not less than zero), some of which are subject to a floor and/or cap, or fixed rent escalators.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, primary interest rate risk with respect to our variable rate indebtedness and exchange rate risk for the British Pound Sterling.

Interest rate risk—We borrow debt at a combination of variable and fixed rates. As of December 31, 2025, our indebtedness included $500.0 million in term loans and $400.0 million in notes payable. As of December 31, 2025, we had $500.0 million of outstanding variable rate indebtedness. The unused portion ($1.2 billion at December 31, 2025) of our Third Amended Credit Facility, should it be drawn upon, is subject to variable rates.
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
We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.” We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
As of December 31, 2025, we had two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
Exchange rate risk—We are exposed to changes in foreign exchange rates as a result of our real estate investments in the United Kingdom. Our foreign currency exposure is partially mitigated through the use of British Pound denominated intercompany debt totaling £462.4 million as of December 31, 2025 and foreign currency forward contracts. Based solely on our results of operations for the year ended December 31, 2025, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $3.8 million.
To hedge a portion of the interest expense due on our intercompany debt in the U.K., at December 31, 2025, we have two foreign currency forward contracts with notional amounts totaling £15.4 million that mature in 2026.
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
As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. As previously disclosed, on May 8, 2025, we completed the Care REIT Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Care REIT. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The Company’s assessment of internal control over financial reporting did not include an assessment of the internal control over financial reporting of Care REIT. The amount of total assets and revenue of Care REIT included in our consolidated financial statements as of and for the year ended December 31, 2025 was $954.5 million and $54.7 million, respectively.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareTrust REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Care REIT plc, which was acquired on May 8, 2025, and whose financial statements constitute 18.5% of total assets and 11.5% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Care REIT plc.
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
February 12, 2026

ITEM 9B.    Other Information
Insider Trading Arrangements
None.

ITEM  9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM  10.    Directors, Executive Officers and Corporate Governance
The information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of business conduct and ethics is available at our website at www.caretrustreit.com under the Investor Relations-Governance section. We intend to satisfy any disclosure requirement under applicable rules of the Securities and Exchange Commission or the New York Stock Exchange regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the address specified above.
ITEM  11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM  14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

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

(a)(3)	Exhibits

2.1	Rule 2.7 Announcement, dated March 11, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).

3.1	Articles of Amendment and Restatement of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

3.2
Articles of Amendment, dated May 30, 2018, to the Articles of Amendment and Restatement of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K filed on May 31, 2018).

3.3	Amended and Restated Bylaws of CareTrust REIT, Inc. (incorporated by reference to Exhibit 3.1 to CareTrust REIT, Inc.’s Current Report on Form 8-K filed on October 27, 2025).

4.1
Indenture, dated as of June 17, 2021, among CTR Partnership, L.P. and CareTrust Capital Corp., as Issuers, CareTrust REIT, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 17, 2021).

4.2	Form of 3.875% Senior Note due 2028 (included in Exhibit 4.1).

4.3	Specimen Stock Certificate of CareTrust REIT, Inc. (incorporated by reference to Exhibit 4.1 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on April 15, 2014).

*4.4	Description of CareTrust REIT, Inc.’s Capital Stock

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

*10.3	Second Amended and Restated Agreement of Limited Partnership of CTR Partnership, L.P., dated as of December 11, 2025.

+10.4
Form of Indemnification Agreement between CareTrust REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to CareTrust REIT, Inc.’s Current Report on Form 8-K, filed on June 5, 2014).

+10.5	Incentive Award Plan (incorporated by reference to Exhibit 10.9 to CareTrust REIT, Inc.’s Registration Statement on Form 10, filed on May 13, 2014).

+10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.14 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.7	Form of Restricted Stock Unit Agreement (for awards before December 2025) (incorporated by reference to Exhibit 10.15 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 11, 2015).

+10.8	Form of TSR Award Agreement (for awards before December 2025) (incorporated by reference to Exhibit 10.10 to CareTrust REIT, Inc.’s Annual Report on Form 10-K, filed on February 9, 2023)

*+10.9	Form of Time-Based Restricted Stock Unit Award Agreement

*+10.10	Form of TSR Restricted Stock Unit Award Agreement

*+10.11	Form of Basic LTIP Unit Award Agreement

*+10.12	Form of Performance LTIP Unit Award Agreement (Relative Total Shareholder Return).

*+10.13	Form of Change in Control and Severance Agreement (Executives).

+10.14
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

10.15
First Amendment to Third Amended and Restated Credit and Guaranty Agreement, dated as of May 30, 2025, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 2, 2025).

*10.16
Second Amendment to Third Amended and Restated Credit and Guaranty Agreement, dated as of January 14, 2026, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto.

10.17	Asset Purchase Agreement, dated October 21, 2024 (incorporated by reference to Exhibit 10.14 to CareTrust REIT Inc.’s Annual Report on Form 10-K, filed on February 12, 2025).

10.18
Equity Distribution Agreement, dated January 21, 2025, by and among CareTrust REIT, Inc., CTR Partnership, L.P. and (i) BMO Capital Markets Corp., BofA Securities, Inc., Huntington Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., M&T Securities, Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC and (ii) Bank of Montreal, Bank of America, N.A., Huntington Securities, Inc., Jefferies LLC, JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Royal Bank of Canada, Robert W. Baird & Co. Incorporated and Wells Fargo Bank, National Association, including the form of master forward sale agreement included as Annex A thereto (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on January 21, 2025).

19.1	CareTrust REIT, Inc. Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to CareTrust REIT Inc.’s Annual Report on Form 10-K, filed on February 12, 2025).

*21.1	List of Subsidiaries of CareTrust REIT, Inc.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Regarding the Recoupment of Certain Compensation Payments (incorporated by reference to Exhibit 97.1 to CareTrust REIT Inc.’s Annual Report on Form 10-K, filed on February 8, 2024).

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. SEDGWICK	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2026
David M. Sedgwick
/s/ DEREK BUNKER	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2026
Derek Bunker
/s/ LAUREN BEALE	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
Lauren Beale
/s/ DIANA LAING	Director	February 12, 2026
Diana Laing
/s/ ANNE OLSON	Director	February 12, 2026
Anne Olson
/s/ SPENCER PLUMB	Director	February 12, 2026
Spencer Plumb
/s/ GREGORY K. STAPLEY	Director	February 12, 2026
Gregory K. Stapley
/s/ CAREINA WILLIAMS	Director	February 12, 2026
Careina Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CareTrust REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareTrust REIT, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated income statements, statements of comprehensive income, equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Real Estate Investments, Net, Impairment of Real Estate Investments Held for Investment—Refer to Notes 2, 4, and 5 to the financial statements
Critical Audit Matter Description
The Company evaluates its real estate investments held for investment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying properties. Provisions for impairment losses related to real estate investments held for investment are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset. During the year ended December 31, 2025, the Company recognized an impairment charge of $2.0 million on real estate investments held for investment.
Given the Company’s evaluation of the recoverability of real estate investments held for investment requires management to make significant estimates and assumptions related to projected property level financial results, lease coverage ratios, intended hold periods, and terminal capitalization rates, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analysis, including an assessment of expected remaining holding period, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate management’s estimated holding period of an asset and to evaluate the assumptions used in undiscounted cash flows included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of impairment of real estate investments, including controls over identification of possible events that could indicate that real estate investments are impaired and evaluation of projected property level financial results, lease coverage ratios, intended hold periods, and terminal capitalization rates.
•We evaluated the reasonableness of management’s conclusions regarding assumptions used in estimating undiscounted cash flows by testing the source information underlying the determination of the projected property level financial results, lease coverage ratios, and terminal capitalization rates, and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management, and testing the mathematical accuracy of the calculations.
•Discussed with management the assumptions used in the Company’s undiscounted cash flow models, including the hold period, and evaluated the consistency of the assumptions used with evidence obtained in other areas of the audit, including Board of Directors meeting minutes.
•We considered the properties disposed in the period and subsequent period to evaluate if the retrospective review provides any indication of error or bias in the estimated hold period.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 12, 2026

We have served as the Company's auditor since 2019.

CARETRUST REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets:
Real estate investments, net	$3,709,576	$2,226,740
Financing receivable, at fair value (including accrued interest of $913 and $281 as of December 31, 2025 and 2024, respectively)	92,193	96,004
Other real estate related investments, net (including accrued interest of $5,759 and $4,725 as of December 31, 2025 and 2024, respectively)	899,262	795,203
Assets held for sale, net	—	57,261
Cash and cash equivalents	198,042	213,822
Accounts and other receivables	10,368	1,174
Prepaid expenses and other assets, net	230,427	35,608
Deferred financing costs, net	8,568	11,204
Total assets	$5,148,436	$3,437,016
Liabilities and Equity:
Senior unsecured notes payable, net	$397,816	$396,927
Senior unsecured term loan, net	496,404	—
Accounts payable, accrued liabilities and deferred rent liabilities	120,442	56,318
Dividends payable	74,806	54,388
Total liabilities	1,089,468	507,633
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	18,156	18,243

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 222,746,343 and 186,993,010 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,227	1,870
Additional paid-in capital	4,518,977	3,439,117
Cumulative distributions in excess of earnings	(491,796)	(532,570)
Accumulated other comprehensive income	5,872	—
Total stockholders' equity	4,035,280	2,908,417
Noncontrolling interests	5,532	2,723
Total equity	4,040,812	2,911,140
Total liabilities and equity	$5,148,436	$3,437,016

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$368,194	$228,261	$198,599
Resident fees and services	1,225	—	—
Interest income from financing receivable	11,492	1,009	—
Interest income from other real estate related investments and other income	95,482	67,016	19,171
Total revenues	476,393	296,286	217,770
Expenses:
Depreciation and amortization	92,891	56,831	51,199
Interest expense	43,707	30,310	40,883
Property taxes and insurance	8,768	7,838	6,170
Senior housing operating expenses	952	—	—
Impairment of real estate investments	2,483	42,225	36,301
Transaction costs	5,329	1,326	—
Provision for loan losses	—	4,900	—
Property operating (recoveries) expenses	(138)	5,714	3,423
General and administrative	52,465	28,923	21,805
Total expenses	206,457	178,067	159,781
Other income (loss):
Other income, net	4,350	—	—
Loss on extinguishment of debt	(390)	(657)	—
Gain (loss) on sale of real estate, net	31,548	(2,208)	2,218
Unrealized gain (loss) on other real estate related investments, net	15,831	9,045	(6,485)
Gain on foreign currency transactions, net	4,012	—	—
Total other income (loss)	55,351	6,180	(4,267)
Income before income tax expense	325,287	124,399	53,722
Income tax expense	(5,001)	—	—
Net income	320,286	124,399	53,722
Net loss attributable to noncontrolling interests	(252)	(681)	(13)
Net income attributable to CareTrust REIT, Inc.	$320,538	$125,080	$53,735
Earnings per common share attributable to CareTrust REIT, Inc:
Basic	$1.57	$0.81	$0.50
Diluted	$1.57	$0.80	$0.50
Weighted-average number of common shares:
Basic	203,642	154,795	105,956
Diluted	204,091	155,167	106,152

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$320,286	$124,399	$53,722
Other comprehensive income (loss):
Foreign currency translation	9,092	—	—
Cash flow hedges	(3,220)	—	—
Total other comprehensive income	5,872	—	—
Total comprehensive income	326,158	124,399	53,722
Total comprehensive loss attributable to noncontrolling interests	(252)	(681)	(13)
Comprehensive income attributable to CareTrust REIT, Inc.	$326,410	$125,080	$53,735

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance as of December 31, 2022	99,010,112	$990	$1,245,337	$(396,954)	$—	$849,373	$—	$849,373	$—
Issuance of common stock, net	30,868,714	309	634,137	—	—	634,446	—	634,446	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	113,970	1	(1,480)	—	—	(1,479)	—	(1,479)	—
Amortization of stock-based compensation	—	—	5,153	—	—	5,153	—	5,153	—
Common dividends ($1.12 per share)	—	—	—	(124,409)	—	(124,409)	—	(124,409)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(41)	(41)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	1,952	1,952	—
Net income (loss)	—	—	—	53,735	—	53,735	(13)	53,722	—
Balance as of December 31, 2023	129,992,796	1,300	1,883,147	(467,628)	—	1,416,819	1,898	1,418,717	—
Issuance of common stock, net	56,855,925	569	1,552,325	—	—	1,552,894	—	1,552,894	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	144,289	1	(2,485)	—	—	(2,484)	—	(2,484)	—
Amortization of stock-based compensation	—	—	6,130	—	—	6,130	—	6,130	—
Common dividends ($1.16 per share)	—	—	—	(190,022)	—	(190,022)	—	(190,022)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(69)	(69)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	1,429	1,429	18,389
Net income (loss)	—	—	—	125,080	—	125,080	(535)	124,545	(146)
Balance as of December 31, 2024	186,993,010	1,870	3,439,117	(532,570)	—	2,908,417	2,723	2,911,140	18,243
Issuance of common stock, net	35,607,706	356	1,071,290	—	—	1,071,646	—	1,071,646	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	145,627	1	(3,326)	—	—	(3,325)	—	(3,325)	—
Amortization of stock-based compensation	—	—	11,896	—	—	11,896	—	11,896	—
Common dividends ($1.34 per share)	—	—	—	(279,764)	—	(279,764)	—	(279,764)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(434)	(434)	(5,298)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,461	2,461	6,245
Net income (loss)	—	—	—	320,538	—	320,538	782	321,320	(1,034)
Other comprehensive income	—	—	—	—	5,872	5,872	—	5,872	—
Balance at December 31, 2025	222,746,343	$2,227	$4,518,977	$(491,796)	$5,872	$4,035,280	$5,532	$4,040,812	$18,156

See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$320,286	$124,399	$53,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	93,045	56,932	51,257
Amortization of deferred financing costs	4,140	2,816	2,436
Loss on extinguishment of debt	390	282	—
Unrealized (gain) loss on other real estate related investments, net	(15,831)	(9,045)	6,485
Amortization of stock-based compensation	11,896	6,130	5,153
Straight-line rental income	(8,753)	28	29
Amortization of lease incentives	193	22	—
Amortization of above and below market leases	(6,798)	(2,885)	(384)
Noncash interest income	(1,549)	(3,279)	(407)
(Gain) loss on sale of real estate, net	(31,548)	2,208	(2,218)
Impairment of real estate investments	2,483	42,225	36,301
Provision for loan losses	—	4,900	—
Change in operating assets and liabilities:
Accounts and other receivables	(187)	(808)	(9)
Prepaid expenses and other assets, net	(1,772)	(3,719)	(21)
Accounts payable, accrued liabilities and deferred rent liabilities	28,034	24,045	2,423
Net cash provided by operating activities	394,029	244,251	154,767
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(1,333,998)	(812,002)	(233,776)
Purchases of equipment, furniture and fixtures and improvements to real estate	(14,992)	(8,054)	(10,976)
Preferred equity investments	(30,000)	(52,000)	(1,782)
Investment in real estate related investments and other loans receivable	(96,962)	(559,188)	(60,319)
Investment in financing receivable	—	(95,723)	—
Principal payments received on real estate related investments and other loans receivable	75,125	4,512	26,525
Principal payments received on financing receivable	4,443	—	—
Escrow deposits for potential acquisitions of real estate	(144,253)	(5,167)	(3,800)
Net proceeds from sales of real estate	79,294	13,939	16,313
Net cash used in investing activities	(1,461,343)	(1,513,683)	(267,815)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,071,495	1,552,894	634,446
Proceeds from the issuance of senior unsecured term loan	500,000	—	—
Proceeds from the secured borrowing	—	75,000	—
Borrowings under unsecured revolving credit facility	650,000	—	185,000
Payments on senior unsecured term loan	—	(200,000)	—
Payment on secured borrowing	—	(75,000)	—
Payments on unsecured revolving credit facility	(650,000)	—	(310,000)
Payments on secured notes payable	(102,375)	—	—
Payments on secured revolving credit facilities	(153,803)	—	—
Payments on extinguishment of debt and deferred financing costs	(4,600)	(9,188)	(68)
Net-settle adjustment on restricted stock	(3,325)	(2,484)	(1,479)
Dividends paid on common stock	(259,347)	(172,165)	(115,492)
Contributions from noncontrolling interests	8,706	19,818	1,952
Distributions to noncontrolling interests	(5,732)	(69)	(41)
Net cash provided by financing activities	1,051,019	1,188,806	394,318
Effect of foreign currency translation	515	—	—
Net (decrease) increase in cash and cash equivalents	(15,780)	(80,626)	281,270
Cash and cash equivalents as of the beginning of period	213,822	294,448	13,178
Cash and cash equivalents as of the end of period	$198,042	$213,822	$294,448
Supplemental disclosures of cash flow information:
Interest paid	$39,857	$27,933	$40,028
Supplemental schedule of noncash investing and financing activities:
Increase in dividends payable	$20,417	$17,857	$8,982
Right-of-use asset obtained in exchange for new operating lease obligation	$1,465	$1,748	$369
Assets held for sale exchanged for real estate investments	$33,821	$—	$—

Transfer of pre-acquisition costs to acquired assets	$—	$58	$—
Increase in equipment, furniture and fixtures and improvements to real estate payable	$1,761	$—	$—
Sale of real estate settled with note receivable	$36,000	$1,000	$2,000
Liabilities assumed by buyer in connection with sale of real estate	$—	$2,776	$—
See accompanying notes to consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT”, the “Company”, “we” or “our”) primary business consists of acquiring, financing, developing and owning real property to be leased to third party tenants in the healthcare sector located in the United States (“U.S.”) and the United Kingdom (“U.K.”).
As of December 31, 2025, the Company owned, directly or indirectly in consolidated joint ventures, and leased to independent operators, 407 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 37,628 operational beds and units located in 32 states and the U.K. with the highest concentration of properties by rental income located in California, the U.K., Texas, and Tennessee. As of December 31, 2025, the Company also had other real estate related investments consisting of four preferred equity investments, 16 real estate secured loans receivable, and five mezzanine loans receivable with a carrying value of $899.3 million and one financing receivable with a carrying value of $92.2 million.
Additionally, during the fourth quarter of 2025, the Company began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating platform (“SHOP”). As of December 31, 2025, the Company also owned, indirectly in consolidated joint ventures, the properties and operations of three senior housing communities consisting of 270 units located in Texas that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements which commenced December 1, 2025.
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
The Company and certain of its consolidated subsidiaries have intercompany and third party debt that is not denominated in the Company’s functional currency. When the debt is remeasured to the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations within gain on foreign currency transactions, net, unless it is intercompany debt that is deemed to be long-term in nature in which case the adjustments are included in accumulated other comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For any investment in a joint venture that is not considered to be a VIE, the Company would evaluate the type of ownership rights held by limited partner(s) that may preclude consolidation by the majority interest holder. The assessment of limited partners’ rights and their impact on the control of a joint venture should be made at inception of the joint venture and continually reassessed. See Note 15, Variable Interest Entities, for additional information.
Noncontrolling Interests—The Company presents the portion of any equity that the Company does not own in entities that the Company controls (and thus consolidates) as noncontrolling interests and classifies those interests as a component of consolidated equity, separate from stockholders' equity, on the Company’s consolidated balance sheets. For consolidated joint ventures, the Company allocates net income or loss utilizing the hypothetical liquidation at book value method, in which the Company allocates income or loss based on the change in each unitholders’ claim on the net assets of the joint venture partners at period end after adjusting for any distributions or contributions made during such period. The Company includes net income (loss) attributable to the noncontrolling interests in net income (loss) in the consolidated income statements.
Redeemable Noncontrolling Interests —Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Two of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company during specified option exercise periods, subject to certain conditions. The put options are payable in cash and subject to changes in redemption value. Accordingly, the Company records the redeemable noncontrolling interests outside of permanent equity. The redeemable noncontrolling interests are adjusted for additional contributions and distributions and the proportionate share of the net earnings or losses. When the redemption of the noncontrolling interests becomes probable, the Company will record the redeemable noncontrolling interests at the greater of their carrying amounts or redemption values at the end of each reporting period by making an election either to accrete changes in the redemption values of the redeemable noncontrolling interests over the period from the date it is probable of exercise to the earliest redemption date or to recognize the entire adjustment on the date redemption becomes probable. In addition to the rights of the redeemable noncontrolling interest holders, the Company has the ability to call the interests of the noncontrolling interest holders during specified option exercise periods.
Lessor Accounting, Triple-Net—The Company recognizes lease revenue in accordance with Accounting Standards Codification (“ASC”) 842, Leases. The Company’s lease agreements typically contain annual escalators based on the percentage change in the Consumer Price Index or Retail Price Index, which are accounted for as variable lease payments in the period in which the change occurs. For lease agreements that contain fixed or minimum rent escalators, the Company generally recognizes lease revenue on a straight-line basis of accounting. Certain of the Company's leases provide for contingent rents equal to a percentage of the property's revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenants’ results, exceed the applicable base amount or other threshold. The Company generates revenues primarily by leasing healthcare-related properties to healthcare operators in triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Tenant reimbursements related to property taxes and insurance paid by the lessee directly to a third party on behalf of a lessor are required to be excluded from variable payments and from recognition in the lessor’s income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional rental revenues recognized by the lessor on a gross basis in its income statements.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s assessment of collectibility of its tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. The Company considers the operator’s performance and anticipated trends, payment history, and the existence and creditworthiness of guarantees, among other factors, in making this determination. For such leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, if applicable. For such leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectibility determination. Such write-offs and recoveries are recorded as decreases or increases through rental income on the Company’s consolidated income statements. For the years ended December 31, 2025, 2024, and 2023, the Company did not record any recovery adjustments or write-off adjustments to rental income. See Note 4, Real Estate Investments, Net for further detail.
Lessee Accounting— For operating leases with an initial term greater than 12 months for which the Company is the lessee, such as ground leases, the Company recognizes a right-of-use (“ROU”) asset on its consolidated balance sheets at inception of the lease. ROU assets represent the Company’s right to use underlying assets for the lease term and are based on the estimated present value of the Company’s minimum lease payments under the agreements. The discount rate used to determine the lease liabilities is based on the Company’s incremental borrowing rate. In connection with the Acquisition (as defined in Note 3, Acquisitions), the Company recorded $30.0 million in ROU assets related to below market ground leases included in prepaid expenses and other assets, net on the consolidated balance sheets.
Revenue recognition, SHOP—For the SHOP platform, revenue from resident fees and services is predominantly service-based, and generally is recognized monthly as services are provided. Agreements with residents generally have varying terms and are cancellable by the resident with 30 days’ notice. The Company has elected the lessor practical expedient within ASC 842 and recognizes and discloses the revenues for SHOP resident agreements based on the predominant component, generally the non-lease service component, under ASC 606, Revenue from Contracts with Customers. Within SHOP, the Company also recognizes revenue from residential seniors apartment leases in accordance with ASC 842.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	As of December 31, 2025		As of December 31, 2024
	Balance	Weighted Average Remaining Amortization Period in Years	Balance	Weighted Average Remaining Amortization Period in Years
Intangible assets:
In-place lease(1)	$35,733		$4,840
Above-market lease intangibles(2)	14,457		—
Total lease intangibles	50,190		4,840
Accumulated amortization	(1,440)		(1,291)
Net intangible assets	$48,750	19.8	$3,549	4.6
Intangible liabilities:
Below-market lease intangibles(2)	$22,534		$9,858
Accumulated amortization	(597)		(3,269)
Net intangible liabilities	$21,937	23.2	$6,589	1.8
(1) Amortization of intangibles is recorded in Depreciation and amortization in our consolidated income statements.
(2) Amortization of above- and below-market lease intangibles is recorded as a decrease and an increase to revenues, respectively, in our consolidated income statements.
Impairment of Long-Lived Assets—At each reporting period, the Company evaluates its real estate investments held for use for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The judgment regarding the existence of impairment indicators, used to determine if an impairment assessment is necessary, is based on factors such as, but not limited to, market conditions, operator performance and legal structure. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying properties. The most significant inputs to the undiscounted cash flows include, but are not limited to, historical and projected property level financial results, a lease coverage ratio, the intended hold period by the Company, and a terminal capitalization rate. The analysis is also significantly impacted by determining the lowest level of cash flows, which generally would be at the master lease level of cash flows. Provisions for impairment losses related to long-lived assets are recognized when expected future undiscounted cash flows are determined to be less than the carrying values of the assets. The impairment is measured as the excess of carrying value over fair value. All impairments are taken as a period cost at that time, and depreciation is adjusted going forward to reflect the new value assigned to the asset.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s ability to accurately estimate future cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While the Company believes its assumptions are reasonable, changes in these assumptions may have a material impact on financial results.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of $2.5 million, $42.2 million and $36.3 million, respectively. See Note 5, Impairment of Real Estate Investments, Assets Held For Sale, Net and Asset Sales, for additional information.
Financing Receivable—The Company may from time to time enter into a contract to acquire an asset and lease it back to the seller in a sale and leaseback transaction. In accordance with ASC 842, Leases, the Company is required to determine whether the transaction qualifies as a sale with control of the asset being transferred to the Company. A failed sale and leaseback transaction is accounted for as a financing receivable in accordance with ASC 310, Receivables. If control of the asset subsequently is deemed to have transferred to the Company, the financing receivable would be reclassified as real estate investments. No gain or loss would be recognized, and the related assets and liabilities would be recorded at their relative fair values on the date control is transferred. One of the Company’s investments is accounted for as a financing receivable within the Company’s consolidated balance sheets, since control of the underlying assets did not transfer to the Company due to the existence of options for the seller-lessee to repurchase the real estate assets, which generally preclude accounting for the transfer of real estate assets as a sale. The Company elected the fair value option for the financing receivable, and thereby, acquisition costs incurred in connection with entering into the financing receivable were expensed and recorded in transaction costs in the consolidated income statements. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the consolidated income statements. Fair value was estimated using an internal valuation model that considered expected future cash flows of the investment, market interest rates, and the underlying collateral value. Interest income from financing receivable on the Company’s consolidated income statements is recognized under the effective interest method.
Other Real Estate Related Investments—Included in other real estate related investments on the Company’s consolidated balance sheets at December 31, 2025, are four preferred equity investments, 16 real estate secured loans receivable and five mezzanine loans receivable. The Company elected the fair value option for all but one of its secured and mezzanine loans receivable. The Company reflects one mortgage loan receivable at amortized cost, net of an allowance for credit loss, on the accompanying consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized discounts, costs and fees directly associated with the origination of the loan. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income. Instruments for which the fair value option has been elected are measured at fair value on a recurring basis with changes in fair value recognized in other income (loss) on the consolidated income statements. Fair value was estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. The Company elected the practical expedient not to record the preferred equity investments at fair value as the fair value is not readily determinable. The preferred equity investments are accounted for at unpaid principal balance, plus accrued return, net of reserves. The Company recognizes return income on a monthly basis based on the outstanding investment including any accrued and unpaid return, to the extent there is outside contributed equity or cumulative earnings from operations. As the preferred member of the joint venture, the Company is not entitled to share in the joint venture’s earnings or losses. Rather, the Company is entitled to receive a preferred return, which is deferred if the cash flow of the joint venture is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is added to the balance of the preferred equity investment up to the estimated economic outcome assuming a hypothetical liquidation of the book value of the joint venture. Any unpaid accrued preferred return, whether recorded or unrecorded by the Company, will be repaid upon redemption or as available cash flow is distributed from the joint venture.
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs, and other loans receivable. During the year ended December 31, 2025, the Company did not record an expected credit loss or recovery. During the year ended December 31, 2024, the Company determined that the remaining contractual obligations under one other loan receivable were not collectible and recorded a $4.9 million expected credit loss. The Company did not record an expected credit loss or recovery during the year ended December 31, 2023. Expected credit losses and recoveries are recorded in provision for loan losses, net in the consolidated income statements.
The Company’s other loans receivable are reflected at amortized cost, net of an allowance for credit loss, on the accompanying consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized discounts, costs and fees directly associated with the origination of the loan.
Income Taxes—The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes it has been organized and has operated, and the

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. In addition, the Company has formed a consolidated subsidiary that has elected REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute to its stockholders at least 90% of the Company’s annual REIT taxable income (computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes as qualifying dividends all of its REIT taxable income to its stockholders. If the Company or its REIT subsidiary fail to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
Prior to 2025, the Company made no provision for income taxes. Beginning in 2025, as a result of acquisitions, the taxable REIT subsidiary (“TRS”) is subject to federal and state income taxes on its taxable income. Under the RIDEA provisions, the TRS owns an interest in joint ventures that operate the Company’s SHOP communities through eligible independent contractors as defined under the Internal Revenue Code. Because these activities constitute operating business income rather than qualifying REIT rental income, they are conducted through the TRS which are subject to tax similar to regular corporations. Deferred tax assets and liabilities are recognized for temporary differences arising from the TRS’s operations. As a result of certain investments, certain of the Company’s subsidiaries have elected to be treated as TRSs. The Company records income tax expense or benefit as those entities are subject to federal income tax similar to regular corporations.
In connection with the Acquisition (as defined in Note 3, Acquisitions), the Company’s acquired foreign subsidiaries are subject to certain foreign income taxes and withholding tax. The Company’s foreign subsidiaries in the U.K. operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. All earnings of the Company’s foreign subsidiaries in excess of the amounts required to be distributed are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to the U.K. See Note 3, Acquisitions, and Note 12, Income Taxes, for additional information. The expense associated with these taxes is included in income tax expense on the Company’s consolidated income statements.
The Company accounts for deferred income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes the Company to change its judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes the Company to change its judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.
The Company recognizes and evaluates its tax positions using a two-step process. First, the Company determines whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.
When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense in the consolidated income statements.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of its assets by class to be generally as follows:

Building	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Integral equipment, furniture and fixtures	3-7 years
Identified intangible assets	Shorter of lease term or expected useful life
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
Deferred Financing Costs—External costs incurred from placement of the Company’s debt are capitalized and amortized on a straight-line basis over the terms of the related borrowings, which approximates the effective interest method. For senior unsecured notes payable and the senior unsecured term loan, deferred financing costs are netted against the outstanding debt amounts on the consolidated balance sheets. For the unsecured revolving credit facility, deferred financing costs are included in assets on the Company’s consolidated balance sheets. Amortization of deferred financing costs is classified as interest expense in the consolidated income statements. Accumulated amortization of deferred financing costs was $7.4 million and $3.3 million at December 31, 2025 and 2024, respectively.
When financings are terminated, unamortized deferred financing costs, as well as charges incurred for the termination, are expensed at the time the termination is made. Gains and losses from the extinguishment of debt are presented within other income (loss) in the Company’s consolidated income statements. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $0.4 million. During the year ended December 31, 2024, the Company recorded a loss on extinguishment of debt of $0.7 million. See Note 9, Debt, for further detail.
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
To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized liabilities or assets on the consolidated balance sheets. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions. The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities on the consolidated balance sheets at fair value which is determined using a market approach and Level 2 inputs. For derivatives designated in qualifying cash flow hedging relationships, the gain or loss on the derivative is recognized in accumulated other comprehensive income as a separate component of equity.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues its cash flow hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument.
Derivative Instruments Not Designated As Hedging Instruments—Certain derivative financial instruments, consisting of interest rate cap agreements, were used to manage the Company’s exposure to interest rate movements, but did not meet the accounting requirements to be classified as hedging instruments. These derivatives were carried at their fair value in prepaid expenses and other assets, net on the Company’s consolidated balance sheets. The changes in fair value of interest rate derivatives are recognized within interest expense on the Company’s consolidated income statements.
Stock-Based Compensation—The Company accounts for share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with directors, officers and employees. The Company measures and recognizes compensation expense for all share-based payment awards made to directors, officers and employees based on the grant date fair value, amortized over the requisite service period of the award. Compensation expense for awards with performance-based vesting conditions is recognized based upon the probability that the performance target will be met. Compensation expense for awards with market-based vesting conditions is recognized based upon the estimated number of awards to be earned and is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Forfeitures of stock-based awards are recognized as they occur. Net income reflects stock-based compensation expense of $11.9 million, $6.1 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Concentration of Credit Risk—The Company is subject to concentrations of credit risk consisting primarily of contractual obligations of operators and borrowers under its lease and lending agreements. See Note 17, Concentration of Risk, for a discussion of major operator concentration.
Segment Disclosures —The Company is subject to disclosures about segments of an enterprise and related information in accordance with ASC 280, Segment Reporting. The Company has one reportable segment consisting of investments in healthcare-related real estate assets. See Note 14, Segment Reporting, for additional information.
Earnings Per Share—The Company calculates earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. See Note 13, Earnings Per Common Share, for additional information.
Beds, Units, Occupancy and Other Measures—Beds, units, occupancy and other non-financial measures used to describe investments in healthcare-related real estate assets included in these Notes to the consolidated financial statements are presented on an unaudited basis and are not subject to audit by the independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board.
Recent Accounting Pronouncements
Adopted—On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023‑09”), to enhance the transparency and decision‑usefulness of income tax disclosures. The amendments primarily require expanded disaggregation within the effective tax rate reconciliation and enhanced disclosures regarding income taxes paid, including additional jurisdictional detail. The guidance is effective for fiscal years beginning after December 15, 2024 for public business entities, with early adoption permitted. The Company adopted ASU 2023‑09 during the year ended December 31, 2025. See Note 12, Income Taxes, for further detail.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
4. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use at December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Land	$632,466	$367,044
Buildings and improvements	3,457,879	2,220,287
Integral equipment, furniture and fixtures	134,544	113,803
Identified intangible assets	48,332	4,388
Real estate investments	4,273,221	2,705,522
Accumulated depreciation and amortization(1)	(563,645)	(478,782)
Real estate investments, net	$3,709,576	$2,226,740
(1)As of December 31, 2025 and 2024, accumulated depreciation and amortization included $1.5 million and $1.2 million, respectively, of accumulated amortization related to lease intangibles. The lease intangibles are amortized over the term of each related lease.
Significant Master Leases
Ensign — As of December 31, 2025, the Company leased 113 properties to subsidiaries of The Ensign Group, Inc. (“Ensign”), including 12,218 operational beds. A significant number of properties are leased to Ensign on a triple-net basis under eight long-term leases, each with its own pool of properties, that have varying maturities (each an “Ensign Master Lease” and collectively, the “Ensign Master Leases”). The Ensign Master Leases escalate annually, in June, by an amount equal to the product of (1) the lesser of the percentage change in the Consumer Price Index (“CPI”) (but not less than zero) or 2.5%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of Ensign that are tenants under the Ensign Master Leases are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs). See below under “Lease Amendments and Terminations” for further detail on Ensign lease amendments. The obligations under the Ensign Master Leases are guaranteed by Ensign. A default by any subsidiary of Ensign with regard to any property leased pursuant to an Ensign Master Lease will result in a default under all of the Ensign Master Leases. As of December 31, 2025, annualized contractual rental income from the Ensign Master Leases was $79.6 million.
As of December 31, 2025, 9 of the 113 properties are leased to Ensign under three separate triple-net master lease agreements (the “Other Ensign Master Leases”), which have a total of 1,024 operational beds. The obligations under these separate master leases are guaranteed by Ensign. A default under the Other Ensign Master Lease agreements constitutes a

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
default under the Ensign Master Leases, but a default under the Ensign Master Leases does not constitute a default under the Other Ensign Master Leases. As of December 31, 2025, annualized contractual rental income from the Other Ensign Master Leases was $12.5 million.
Ensign provides a guaranty for eight properties leased to The Pennant Group, Inc. (“Pennant”) under the Pennant Master Lease (defined below), which represents $7.6 million of total annualized contractual rental income as of December 31, 2025.
PMG — As of December 31, 2025, 15 of the Company’s properties were leased to subsidiaries of Priority Management Group (“PMG”) on a triple-net basis under one long-term lease (the “PMG Master Lease”), and have a total of 2,144 operational beds. The PMG Master Lease commenced on December 1, 2016, and provides an initial term of 15 years, with two five-year renewal options. As of December 31, 2025, annualized contractual rental income from the PMG Master Lease was $32.8 million. Rent is escalated annually by an amount equal to the product of (1) the lesser of the percentage change in the CPI (but not less than zero) or 3.0%, and (2) the prior year’s rent. In addition to rent, the subsidiaries of PMG that are tenants under the PMG Master Lease are solely responsible for the costs related to the leased properties (including property taxes, insurance, and maintenance and repair costs).
Portfolio
As of December 31, 2025, the Company’s remaining properties held for investment were leased to various operators under triple-net leases. All of the triple-net leases contain annual escalators based on the percentage change in the CPI or Retail Price Index (“RPI”) (but not less than zero), some of which are subject to a floor and/or cap, or fixed rent escalators. In addition, three properties are managed on behalf of the Company by a third party operator pursuant to a management agreement. As of December 31, 2025, the Company did not have any properties held for sale.
As of December 31, 2025, the Company’s total future contractual minimum rental income for all of its operating leases, excluding operating expense reimbursements, was as follows (dollars in thousands):

Year	Amount
2026	$413,055
2027	420,393
2028	426,099
2029	428,941
2030	431,161
Thereafter	3,486,005
$5,605,654

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tenant Purchase Options
Certain of the Company’s tenants hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date		Option Type(1)	Current Cash Rent(2)
SNF	2	October 2032	03/05/2027	(4)	B	3,468	(8)
SNF	2	May 2034	06/01/2026	(5)	B	3,064	(9)
SNF	1	November 2034	12/01/2027	(3)	A	1,125
SNF	6	November 2039	12/01/2027	(6)	B	10,503
SNF	1	August 2040	09/01/2028	(7)	B	741
(1)Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(2)Based on annualized cash revenue for contracts in place as of December 31, 2025.
(3)Option window is open until the expiration of the lease term.
(4)Option window is open for six months from the option period open date.
(5)Option window is open for nine months from the option period open date.
(6)Lease agreement provides for the purchase of one to two properties in each window over four option windows, for a total of six properties. Each option window opens at the beginning of each of lease years four, five, six, and seven beginning December 1, 2027 and is open for one year.
(7)Option window is open for 24 months from the option period open date.
(8)Option provides for purchase of any two of three properties. The current cash rent shown is an average of the range of $3.3 million to $3.6 million.
(9)Option provides for purchase of any one of five properties in the first option window and another one of five properties in the second option window beginning June 1, 2027. The current cash rent shown is an average of the range of $2.7 million to $3.5 million. Provided the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have an option for all properties then remaining in the master lease.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Year Ended December 31,
Rental Income	2025	2024	2023
Contractual rent due(1)	$352,836	$225,426	$198,244
Straight-line rent	8,753	(28)	(29)
Amortization of lease incentives	(193)	(22)	—
Amortization of above and below-market lease intangibles(2)	6,798	2,885	384
Total	$368,194	$228,261	$198,599
(1)Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the years ended December 31, 2025, 2024 and 2023 were $8.8 million, $6.7 million, and $5.5 million, respectively.
(2)In connection with lease terminations in August 2025, the Company accelerated the amortization of the remaining below-market lease intangibles of $4.4 million during the year ended December 31, 2025.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Type of Property(1)(2)	Purchase Price(3)	Number of Properties	Number of Beds/Units(4)
December 31, 2025
Skilled nursing triple-net	$616,521	27	3,214
Senior housing triple-net(5)	908,507	135	7,822
SHOP	40,298	3	270
Total	$1,565,326	165	11,306
December 31, 2024
Skilled nursing (6)	$712,471	42	4,508
Multi-service campuses	90,639	5	683
ALF / ILF	12,749	2	102
Total	$815,859	49	5,293
December 31, 2023
Skilled nursing(7)	$169,181	10	1,256
Multi-service campuses(7)	25,276	1	168
ALF / ILF	39,318	4	241
Total	$233,775	15	1,665
(1)During the year ended December 31, 2025, the Company began including ALFs and ILFs within the senior housing triple‑net portfolio and evaluating the underlying financials and primary purpose of each multi‑service campus to determine whether it should be classified as skilled nursing or senior housing.
(2)Includes properties held in consolidated joint ventures as of December 31, 2025, 2024 and 2023, respectively. See Note 15, Variable Interest Entities, for additional information.
(3)Purchase price includes capitalized acquisition costs.
(4)The number of beds/units includes operating beds at acquisition date.
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
(7)One acquisition including three SNFs and one multi-service campus provides for annual fixed increases from $6.8 million in year one to $7.6 million in year two and $8.9 million in year three.
Lease Amendments and Terminations
Lease Extension. Effective December 1, 2025, subsidiaries of Ensign exercised the option to extend the lease term of one Ensign Master Lease by five years from May 31, 2027 to May 31, 2032. The lease provides for three additional five-year renewal options. This amendment triggers a base rent adjustment at the commencement of the extension term in 2027, reducing the rent by approximately $0.6 million.
Amended Operator Lease. On October 30, 2025, the Company acquired five skilled nursing facilities in the mid-Atlantic and southeast. In connection with the acquisition of the facilities, the Company amended an existing master lease with a skilled nursing operator. The amended master lease has a remaining term of approximately 15 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the amended lease increased by approximately $18.0 million.
New SNF lease and Lease Termination. Effective August 31, 2025, the Company terminated its master lease with a skilled nursing operator and entered into a new triple-net master lease with a new skilled nursing operator with respect to four skilled nursing facilities. The new master lease has an initial term of approximately 15 years with two five-year renewal options and fixed rent escalators. Initial annual cash rent under the new master lease was approximately $3.9 million. Annual cash rent under the terminated master lease was $4.0 million.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Covenant Care Lease Transitions. On August 1, 2025, the Company funded approximately $12.3 million (inclusive of transaction costs) in connection with the assignment and termination of multiple lease agreements between the Company and affiliates of Covenant Care California, LLC and pertaining to 10 skilled nursing facilities and one senior housing community located in California. In connection with the transaction, the Company entered into new long-term leases (or in some instances, amended existing leases with current tenants of the Company) with replacement tenants to continue operating the properties, as described below. As a result of the subject transaction, annual rent increased approximately $3.9 million. Annual cash rent under the terminated master leases was $13.0 million and, during the year ended December 31, 2025, the Company accelerated the amortization of the remaining below market lease intangibles of $4.4 million and in-place lease intangibles of $2.4 million.
In connection with the transaction, the Company amended one existing triple-net master lease with subsidiaries of Ensign to add six skilled nursing facilities and one senior housing community, and to extend the lease term. The lease, as amended, has a remaining term of 15 years. Three of the seven facilities will transition upon regulatory approval which is expected to occur in the next 12 months. The applicable Ensign master lease, as amended, includes two five-year renewal options and CPI-based rent escalators. Annual cash rent under the applicable master lease, as amended, increased by approximately $10.0 million.
Also in connection with the transaction, the Company, via two consolidated joint ventures, entered into a new triple-net master lease with a skilled nursing operator to include three skilled nursing facilities. The new master lease commenced August 1, 2025 with an initial term of approximately 10 years, including four five-year renewal options and fixed annual escalators. Initial annual cash rent under the new master lease was $6.4 million. In addition, the Company amended one existing triple-net master lease to add one multi-service campus. Annual cash rent under the applicable master lease, as amended, increased by approximately $0.6 million.
Amended Kalesta Lease. On February 28, 2025, the Company acquired one senior housing community. In connection with the acquisition, the Company amended its existing triple-net master lease with affiliates of Kalesta Healthcare, LLC (“Kalesta”) to include the one senior housing community and extended the initial lease term. The Kalesta master lease, as amended, had a remaining term at the date of amendment of approximately 15 years. Annual cash rent under the amended Kalesta master lease increased by approximately $1.9 million.
Effective December 5, 2025, the Company sold one senior housing community. In connection with the disposition, the Company amended its Kalesta master lease to remove the property. The Kalesta master lease, as amended, had a remaining term at the date of amendment of approximately 14 years. Annual cash rent under the amended Kalesta master lease decreased by approximately $1.6 million.
Ridgeline Lease Termination and NC Jaybird Lease. Effective December 31, 2024, the Company terminated its master lease with affiliates of Ridgeline Properties, LLC (“Ridgeline”). The Company entered into a new master lease (the “NC Jaybird Lease”) with affiliates of Jaybird Senior Living, Inc. (“Jaybird”) with respect to two senior housing communities in North Carolina previously leased to Ridgeline. The NC Jaybird Lease commenced on January 1, 2025 with an initial term of approximately 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the NC Jaybird Lease, Jaybird will receive three months of abated rent, followed by 15 months of rent calculated as a percentage of the tenants’ gross revenue. Subsequently, the next 12 months will have a fixed annual cash rent amount of $0.8 million increasing annually based on CPI. Annual rent under the terminated master lease for the two senior housing communities in North Carolina was $0.8 million.
Effective May 1, 2025, two additional senior housing communities in Michigan and Ohio previously operating under the Ridgeline master lease transferred operations to Jaybird under a separate master lease (“New Jaybird Lease”). The New Jaybird Lease has an initial term of 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the New Jaybird Lease, Jaybird will receive six months of abated rent, followed by 12 months of rent calculated as a percentage of tenants’ gross revenue, and the following 12 months will have a fixed annual cash rent amount of $1.9 million increasing annually based on CPI. Annual rent under the terminated master lease for the two senior housing communities was $1.8 million.
Four senior housing communities which were under the Ridgeline master lease were sold during the year ended December 31, 2025. See Note 5, Impairment of Real Estate Investments, Assets Held For Sale, Net And Asset Sales, for additional information.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Termination and New Jaybird Lease. Effective August 1, 2024, two ALFs in Illinois were removed from a master lease with a senior housing operator and the Company terminated the master lease. In connection with the lease termination, the Company entered into a new master lease (the “Jaybird Lease”) with Jaybird with respect to the two ALFs. The new Jaybird Lease commenced on August 1, 2024 with an initial term of approximately 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the Jaybird Lease, Jaybird will receive three months of abated rent, followed by 15 months of rent calculated as a percentage of the tenants’ gross revenue. Subsequently, the next 12 months will have a fixed annual cash rent amount of $1.8 million with annual CPI-based rent escalators. Annual rent under the terminated master lease was $1.8 million.
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

5. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE, NET AND ASSET SALES
During the year ended December 31, 2025, the Company recognized aggregate impairment charges of $2.5 million related to properties that were sold. During the year ended December 31, 2024, the Company recognized aggregate impairment charges of $42.2 million, of which $18.8 million related to properties held for sale, $9.4 million related to properties held for investment, and $14.0 million related to properties that were sold. During the year ended December 31, 2023, the Company recognized aggregate impairment charges of $36.3 million, of which $26.8 million related to properties held for sale, $8.0 million related to properties held for investment, and $1.5 million related to properties that were sold. These charges are reported in impairment of real estate investments in the consolidated income statements.
Impairment of Real Estate Investments Held for Sale
As of December 31, 2025, there were no properties classified as held for sale. As of December 31, 2024, there were 10 facilities classified as held for sale, all of which have been recorded at the lesser of their carrying value or fair value less estimated costs to sell.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations on assets held for sale during the year ended December 31, 2025, the Company’s fair value estimates primarily relied on a market approach and utilized a price per unit of $181,000. For the Company’s impairment calculations on assets held for sale during the year ended December 31, 2024, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $7,000 to $116,000, with a weighted average price per unit of $60,000. For the Company’s impairment calculations on assets held for sale during the year ended December 31, 2023, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $8,000 to $85,000, with a weighted average price per unit of $20,000.
Impairment of Real Estate Investments Held for Investment
During the year ended December 31, 2025, the Company recognized an impairment charge of $2.0 million related to one SNF. The Company wrote down the carrying value of $13.6 million to the estimated fair value of $11.6 million. The SNF was subsequently sold in December 2025. The fair value of the asset was based on binding agreements for sale and considered Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculation, the Company utilized a price per unit of $93,000.
During the year ended December 31, 2024, the Company recognized an impairment charge of $5.0 million related to one ALF with a carrying value of $5.0 million which was non-operational. In January 2025, the Company deeded the improvements back to the ground lessor for no consideration.
During the year ended December 31, 2024, the Company determined that two ALFs, with a carrying value of $5.0 million, that were classified as held for sale at June 30, 2024 no longer met the held for sale criteria. During the second quarter of 2024, the Company recognized $4.4 million of impairment charges in connection with the write down of the assets’ carrying values to their estimated fair value less costs to sell. The Company reclassified these ALFs out of assets held for sale at their fair value at the date of the decision not to sell of approximately $5.0 million, or a weighted average price per unit of $45,000. During the year ended December 31, 2024, the Company recognized approximately $4.4 million in impairment charges related to these two ALFs.
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
The following table summarizes the Company’s dispositions for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Number of properties(1)	24	17	5
Net sales proceeds(2)	$153,501	$17,715	$18,313
Net carrying value	121,953	19,923	16,095
Net gain (loss) on sale	$31,548	$(2,208)	$2,218
(1)One non-operational previously impaired property sold during the year ended December 31, 2025 was not classified as held for sale as of December 31, 2024. In addition, two properties sold during the year ended December 31, 2025 were not classified as held for sale during the year.
(2)Net sales proceeds for the year ended December 31, 2025 includes non-cash consideration related to an asset exchange and $36.0 million of seller financing. Net sales proceeds for the year ended December 31, 2024 includes $1.0 million of seller financing in connection with the sale of one ALF in January 2024. Net sales proceeds for the year ended December 31, 2023 includes $2.0 million of seller financing in connection with the sale of one ALF in June 2023.
The following table summarizes the Company’s assets held for sale activity for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Net Carrying Value	Number of Properties
December 31, 2023	$15,011	14
Additions to assets held for sale	104,447	15
Assets sold	(19,923)	(17)
Impairment of real estate held for sale	(37,266)	—
Assets reclassified to held for investment	(5,008)	(2)
December 31, 2024	57,261	10
Additions to assets held for sale	50,066	12
Assets sold	(96,974)	(21)
Impairment of real estate held for sale	(452)	—
Assets reclassified to held for investment	(9,901)	(1)
December 31, 2025	$—	—

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of December 31, 2025 and 2024, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

Other Real Estate Related Investments:
	Property Count and Type						As of December 31, 2025	As of December 31, 2024
Loans Receivable, at Fair Value:	Skilled nursing	Senior housing	Principal Balance as of December 31, 2025	Fair Value as of December 31, 2025(1)	Principal Balance as of December 31, 2024	Fair Value as of December 31, 2024(1)	Weighted Average Contractual Interest Rate(2), (3)	Weighted Average Contractual Interest Rate(2), (3)	Maturity Date
Mortgage secured loans receivable(4)	60	21	$719,314	$736,474	$658,400	$660,392	8.8%	8.8%	6/1/2026 - 9/30/2039
Mezzanine loans receivable(4)	31	2	56,976	56,476	82,287	80,612	12.1%	12.8%	7/25/2027 - 12/31/2034
Total			$776,290	$792,950	$740,687	$741,004
	Property Count and Type						As of December 31, 2025	As of December 31, 2024
Loan Receivable, at Amortized Cost:	U.K. Care Homes		Principal Balance as of December 31, 2025	Book Value as of December 31, 2025(5)	Principal Balance as of December 31, 2024	Book Value as of December 31, 2024	Weighted Average Effective Interest Rate	Weighted Average Effective Interest Rate	Maturity Date
Mortgage secured loan receivable	1		$20,888	$21,728	$—	$—	6.1%	N/A	9/21/2026
Total			$20,888	$21,728	$—	$—
							As of December 31, 2025	As of December 31, 2024
Preferred Equity Investments:			Principal Balance as of December 31, 2025	Book Value as of December 31, 2025	Principal Balance as of December 31, 2024	Book Value as of December 31, 2024	Weighted Average Effective Interest Rate	Weighted Average Effective Interest Rate	Maturity Date
Preferred Equity			$83,782	$84,585	$53,782	$54,199	11.5%	11.1%	N/A
Total			$83,782	$84,585	$53,782	$54,199
	Property Count and Type						As of December 31, 2025	As of December 31, 2024
Financing Receivable, at Fair Value:	Skilled nursing	Senior housing	Principal Balance as of December 31, 2025	Fair Value as of December 31, 2025(6)	Principal Balance as of December 31, 2024	Fair Value as of December 31, 2024(6)	Weighted Average Effective Interest Rate(7)	Weighted Average Effective Interest Rate(7)	Maturity Date
Financing Receivable	35	6	$91,280	$92,193	$95,723	$96,004	12.0%	12.0%	11/30/2039
Total			$91,280	$92,193	$95,723	$96,004
(1)Fair value of mortgage secured loans receivable includes $3.9 million and $3.4 million of accrued interest as of December 31, 2025 and 2024, respectively. Fair value of mezzanine loans receivable includes $0.6 million and $0.9 million of accrued interest as of December 31, 2025 and 2024, respectively.
(2)Rates are net of subservicing fee, if applicable.
(3)One mortgage secured loan receivable and one mezzanine loan receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of December 31, 2025 was 3.70%.
(4)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable property counts are included in both respective totals.
(5)Book value of loan receivable, at amortized cost, includes $0.4 million of loan costs as of December 31, 2025.
(6)Fair value of financing receivable includes $0.9 million and $0.3 million of accrued interest as of December 31, 2025 and 2024, respectively.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)The Company leased these properties back to the seller under a 15-year contract, with two five-year renewal options. The agreement provides for an initial contractual cash yield of 11.0% for the first three years, with annual CPI-based escalators beginning in year four, subject to a 3% cap. The agreement provides for deferred payments equal to 2.0% of the contractual cash yield in the first year and 0.5% of the contractual cash yield in the second year. At the time the seller-lessee exercises its purchase options, option proceeds will be used to repay any outstanding deferred payments as well as additional payments such that the Company receives a contractual cash yield of 12.5% on its gross investment in the applicable properties through the option exercise date. If any deferred amounts remain unpaid, beginning in year eight, the deferred amounts are to be repaid in 24 equal monthly payments.One purchase option was exercised and closed during the period; all other purchase option periods remain closed. See the Financing Receivable discussion below for additional information.
The following table summarizes the Company’s other real estate related investments activity for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Origination of other real estate related investments	$161,213	$607,203	$53,834
Accrued interest, net	1,034	2,998	388
Unrealized gain (loss) on other real estate related investments, net	15,831	9,045	(6,485)
Amortization of fees	(117)	—	—
Payments of other real estate related investments	(73,901)	(4,412)	(25,537)
Net increase in other real estate related investments	$104,060	$614,834	$22,200
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
In April 2025, one mortgage loan with a principal balance of $2.0 million was paid off and the Company funded a $9.0 million earnout on an existing $165.0 million mortgage loan.
On June 1, 2025, July 1, 2025 and November 14, 2025, the Company extended a mortgage loan through installments of $6.1 million, $5.0 million, and $14.0 million, respectively, to a skilled nursing real estate owner. The mortgage loan is secured by two SNFs and bears interest at a rate of 8.5%, payable monthly. The mortgage loan is set to mature on May 31, 2035 and includes a one year extension option. The mortgage loan may be prepaid in whole, after the 12th month following the loan closing, for an exit fee ranging from 0% to 2% of the loan plus unpaid interest payments. The Company elected the fair value option for the mortgage loan.
On September 22, 2025, the Company extended a mortgage loan of £15.5 million, to an existing operator. The mortgage loan is secured by one U.K. Care Homes and bears interest at a rate of 8.5%. The mortgage loan is set to mature on September 21, 2026, and includes a put and call option, subject to certain conditions, to purchase the real estate. Upon receipt by the existing operator of certain regulatory approvals, the Company intends to exercise its option to accelerate the mortgage loan, acquire the underlying real estate securing the mortgage loan, and enter into a new long-term lease with the existing operator. This mortgage loan is reflected at amortized cost on the consolidated balance sheets. The amortized cost of a loan receivable is the outstanding unpaid principal balance, net of unamortized costs and fees directly associated with the origination of the loan. Direct loan origination costs are amortized over the term of the loan as an adjustment to interest income.
On October 31, 2025, one mezzanine loan with a principal balance of $35.0 million was fully prepaid, including all unpaid accrued interest.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 14, 2025, one mortgage loan with a principal balance of $29.6 million was fully prepaid, including all unpaid accrued interest.
On November 25, 2025, the Company extended a $29.0 million mortgage loan as part of a refinance of a larger, multi-tranche real estate secured loan facility to a skilled nursing real estate owner. The secured loan was structured with an "A" tranche, a "B" tranche and a "C" tranche (with the "C" tranche being the most subordinate). The Company's $29.0 million loan constituted the entirety of the "B" tranche. The Company is the lender on the existing $75.0 million "C" tranche and $25.0 million mezzanine loan. The loan facility is secured by a portfolio of 18 skilled nursing facilities in the Mid-Atlantic region, operated by a large, regional skilled nursing operator. The "B" tranche of the loan bears interest at 9.69%, less a servicing fee of 10 bps (0.10%) per annum of the serviced loan. The “C” and “B” tranches are scheduled to mature on March 31, 2028, include two one-year extensions options, and may (subject to certain restrictions) be prepaid, in whole or in part, for an exit fee ranging from 0% to 2% of the loan plus unpaid interest payments.
On December 4, 2025, the Company extended a mezzanine loan of $3.3 million for one SNF located in CA secured by a pledge of membership interests in an up-tier holding company of the borrower group. The mezzanine loan bears interest at a rate of 12.50%. The mezzanine loan is set to mature on November 30, 2030, and has a 12-month lockout period on prepayment subject to certain exceptions. The mezzanine loan may otherwise be prepaid in whole after the 12‑month lockout period.
On December 5, 2025, the Company closed on the sale of one senior housing community. In connection with the sale, the Company provided affiliates of the purchaser of the property with a $36.8 million mortgage loan which bears interest at a rate of 9.25%. The mortgage loan is secured by one senior housing community, is set to mature on December 5, 2028 and includes a one‑year extension option. The loan has a 12-month lockout period on prepayment subject to certain exceptions. The mortgage loan may otherwise be prepaid in whole after the 12-month lockout period, subject to certain circumstances, for an exit fee ranging from 0% to 3% of the loan, as applicable.
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
On January 25, 2024, the Company extended a $9.8 million mezzanine loan for a portfolio of 10 SNFs located in Missouri secured by a pledge of membership interests in an up-tier holding company of the borrower group. The Company participated in the loan alongside a co-lender pursuant to a participation agreement entered into between the Company and the co-lender. Pursuant to such agreement, the Company provided $9.8 million in mezzanine loan proceeds and the co-lender provided the remaining $10.2 million of loan proceeds. As a participant in the loan, and subject to limited exceptions, the Company is entitled to receive its proportionate share of loan payments made by the borrower with each co-lender’s proportionate share being given equal weight. The loan bears interest at term SOFR plus 8.75%, with a term SOFR floor of 6%, payable monthly and net of a 0.75% subservicing fee. Commencing on February 1, 2026, monthly principal payments shall be due. The mezzanine loan is set to mature on July 25, 2027, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 1% to 2% of the loan plus unpaid interest payments equal to 24 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). The Company elected the fair value option for the mezzanine loan.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 2, 2024, the Company extended a $35.0 million mezzanine loan for a portfolio of 15 SNFs located in Virginia secured by a pledge of membership interests in an up-tier holding company of the borrower group. The Company participated in the loan alongside a co-lender pursuant to a participation agreement entered into between the Company and the co-lender. Pursuant to such agreement, the Company provided $35.0 million in mezzanine loan proceeds and the co-lender provided the remaining $50.0 million of loan proceeds. As a participant in the loan, and subject to limited exceptions, the Company is entitled to receive its proportionate share of loan payments made by the borrower with each co-lender’s proportionate share being given equal weight. The loan bears interest at term SOFR plus 8.75%, with a term SOFR floor of 6%, payable monthly and net of a 0.75% subservicing fee. Commencing on February 2, 2026, monthly principal payments shall be due. The mezzanine loan is set to mature on August 1, 2027, with two six-month extension options and may (subject to certain restrictions) be prepaid in whole before the maturity date for an exit fee ranging from 1% to 2% of the loan plus unpaid interest payments equal to 18 months (less the amount of monthly interest payments made by the borrower through the date of prepayment). The mezzanine loan was fully prepaid in 2025, as noted above under “2025 Other Real Estate Related Investment Transactions.” The Company elected the fair value option for the mezzanine loan.
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
On June 3, 2024, the Company extended a $165.0 million mortgage loan to a regional health care real estate owner. The mortgage loan is secured by eight SNFs located in North Carolina and bears interest at a rate of SOFR plus 4.25%, with a term SOFR floor of 5.15%, payable monthly and net of a 0.25% subservicing fee. Commencing on June 1, 2027, monthly principal payments will be due. The mortgage loan is set to mature on June 1, 2029, and includes two six-month extension options. The mortgage loan may not be prepaid prior to June 1, 2026, subject to certain limited exceptions. The Company elected the fair value option for the mortgage loan. Concurrently with closing, KeyBank National Association purchased a $75.0 million participation in the mortgage loan from the Company. On July 30, 2024, the Company exercised the call option on the $75.0 million secured borrowing at a call purchase price equal to the principal amount plus accrued and unpaid interest and an exit fee of $0.4 million. See Note 9, Debt, for additional information.
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
2023 Other Real Estate Related Investment Transactions
On June 1, 2023, the Company closed on the sale of one ALF. In connection with the sale, the Company provided affiliates of the purchaser of the properties with a $2.0 million mortgage loan which bears interest at a rate of 9.0%. The mortgage loan is secured by the ALF and was set to mature on May 31, 2024. The maturity date was subsequently extended to May 31, 2025. The mortgage loan was fully paid off in 2025 as noted above under “2025 Other Real estate Related Investment Transactions” for more detail. The Company elected the fair value option for the mortgage loan.
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financing Receivable
On December 5, 2024, the Company invested $95.7 million, exclusive of transaction costs, to acquire a portfolio of 46 properties in Illinois in a sale and leaseback transaction with affiliates of Cascade Capital Partners, LLC (“Cascade”). In connection with the transaction, the Company entered into a new triple-net master lease with Cascade and provided Cascade with options to repurchase the properties, structured over multiple tranches, with various option window start dates, beginning December 1, 2024, and open through the remainder of the 15-year term. As such, the Company determined that the sale and leaseback transaction met the accounting criteria to be presented as a financing receivable on its consolidated balance sheets and recorded interest income from financing receivable on its consolidated income statements. Interest income is based on an imputed interest rate over the term of the applicable financing arrangement and as a result the interest recognized in any particular period will not equal the cash payments from the agreement in that period. In the year ended December 31, 2025, Cascade exercised one of its purchase options with respect to three facilities, reducing the outstanding principal of the financing receivable by approximately $4.4 million. Cash interest received from the financing receivable was $10.9 million and $0.7 million during the years ended December 31, 2025 and 2024. The Company elected the fair value option for the financing receivable.
Other Loans Receivables
As of December 31, 2025 and 2024, the Company’s other loans receivable, included in prepaid expenses and other assets, net on the Company’s consolidated balance sheets, consisted of the following (dollars in thousands):

					As of December 31, 2025	As of December 31, 2024
Investment	Principal Balance as of December 31, 2025	Book Value as of December 31, 2025	Principal Balance as of December 31, 2024	Book Value as of December 31, 2024	Weighted Average Contractual Interest Rate	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$29,509	$30,217	$21,979	$22,010	8.4%	9.0%	6/1/2026 - 12/31/2030
Expected credit loss	—	(6,994)	—	(6,994)
Total	$29,509	$23,223	$21,979	$15,016

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s other loans receivable activity for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Origination of loans receivable	$1,762	$4,985	$8,486
Assumption of other loans receivable in connection with the Acquisition(1)	6,990	—	—
Principal payments	(1,222)	(100)	(988)
Accrued interest, net	677	(31)	58
Provision for loan losses	—	(4,900)	—
Net increase (decrease) in other loans receivable	$8,207	$(46)	$7,556
(1)In connection with the Acquisition, the Company assumed other loans receivable, including one for $6.7 million related to the development of a U.K. Care Home. Upon certain conditions being met, a put option by the operator or a call option by the Company may each be exercised providing for the Company’s acquisition of the development for an additional $3.6 million. If these options are not exercised the loan becomes repayable in June 2026.
Expected credit losses and recoveries are recorded in provision for loan losses in the consolidated income statements. During the year ended December 31, 2025, the Company had no additional expected credit loss and did not consider any loans receivable investment to be impaired. During the year ended December 31, 2024, the Company recorded a $4.9 million expected credit loss related to one other loan receivable with a principal balance of $4.9 million that has been placed on non-accrual status. During the year ended December 31, 2023, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the other real estate related investments, other loans receivable, and other investments during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
Investment	2025	2024	2023
Mortgage secured loans receivable	$59,680	$35,972	$13,329
Mezzanine loans receivable	10,705	9,456	3,683
Preferred equity investments	8,217	2,826	18
Other loans receivable	2,049	1,227	847
Financing receivable	11,492	1,009	—
Other(1)	14,831	17,535	1,294
Total	$106,974	$68,025	$19,171
(1)Other income is comprised of interest income on money market funds and escrow deposits.

7. DERIVATIVES AND HEDGING
The Company estimates the fair value of derivative instruments, including its interest rate caps, swaps and foreign currency forwards, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information.
In connection with the Acquisition, the Company assumed Care REIT’s two outstanding interest rate caps with an aggregate £100.0 million in notional value to mitigate the interest rate risk of the variable rate secured revolving credit facilities. The interest rate derivatives were not designated as a hedge in qualifying hedging relationships. In July 2025, the Company paid off its variable rate secured revolving credit facilities and terminated the interest rate cap instruments associated with them. See Note 9, Debt, for additional information. The Company recorded a $0.2 million net gain in interest expense related to the interest rate caps during the year ended December 31, 2025.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2025:

Derivative	Notional Amount (in thousands)	Maturity or Settlement Date	Index	Strike Rate	Fair Value as of December 31, 2025 (in thousands)
Cash flow hedge	£7,656	March 2026	GBP-USD exchange rate	$1.34	(67)
Cash flow hedge	£7,741	June 2026	GBP-USD exchange rate	$1.34	(67)
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	(1,543)
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	(1,543)
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the year ended December 31, 2025 (dollars in thousands):

	Gain (loss) recognized in Other Comprehensive Income (Loss)	Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Income Statement Location
	For the year ended December 31, 2025	For the year ended December 31, 2025
Cash flow hedge	$276	$(142)	Gain/loss on foreign currency transaction
Interest rate swap	1,438	1,648	Interest expense
	$1,714	$1,506
The Company estimates that an additional $0.7 million will be reclassified from accumulated other comprehensive income as a net increase to interest expense and $0.1 million will be reclassified from accumulated other comprehensive income to loss on foreign currency transactions over the next 12 months.

8. FAIR VALUE MEASUREMENTS
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Mortgage secured loans receivable	$—	$—	$736,474	$736,474
Mezzanine loan receivable	—	—	56,476	56,476
Financing receivable	—	—	92,193	92,193
Total assets	$—	$—	$885,143	$885,143
Liabilities:
Cash flow hedges	$—	$3,220	$—	$3,220
Total liabilities	$—	$3,220	$—	$3,220

	Level 1	Level 2	Level 3	Balance as of December 31, 2024
Assets:
Mortgage secured loans receivable	$—	$—	$660,392	$660,392
Mezzanine loans receivable	—	—	80,612	80,612
Financing receivable	—	—	96,004	96,004
Total	$—	$—	$837,008	$837,008
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance as of December 31, 2024	$660,392	$80,612	$96,004
Originations	99,815	9,690	—
Accrued interest, net	447	(285)	632
Unrealized gain, net	14,721	1,459	—
Payments	(38,901)	(35,000)	(4,443)
Balance as of December 31, 2025	$736,474	$56,476	$92,193
Real estate secured and mezzanine loans receivable: The fair value of the secured and mezzanine loans receivables were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the year ended December 31, 2025, the Company recorded a net unrealized gain of $16.2 million on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. During the year ended December 31, 2024, the Company recorded a net unrealized gain of $9.0 million on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of December 31, 2025 and 2024, the Company did not have any loans that were 90 days or more past due.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivables as of December 31, 2025:

Type	Book Value as of December 31, 2025	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$736,474	Discounted cash flow	Discount Rate	7% - 13%
Mezzanine loan receivable	56,476	Discounted cash flow	Discount Rate	10% - 13%
Derivative instruments: The Company estimates the fair value of derivative instruments, including its interest rate caps, swaps and foreign currency forwards, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information.
Financing receivable: The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at both December 31, 2025 and 2024 was 12.0%.
For the years ended December 31, 2025 and 2024, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments: The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company estimates fair values using Level 3 inputs and uses a combined income and market approach. Specifically, the fair value of the real estate investment is based on current market conditions and considers matters such as the forecasted operating cash flows, lease coverage ratios, capitalization rates, comparable sales data, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of $2.5 million, $42.2 million and $36.3 million, respectively. See Note 5, Impairment of Real Estate Investments, Assets Held for Sale, Net and Asset Sales, for additional information.
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 9, Debt, below) as of December 31, 2025 and 2024 is as follows (dollars in thousands):

		December 31, 2025			December 31, 2024
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$83,782	$84,585	$84,585	$53,782	$54,199	$54,199
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$397,816	$394,216	$400,000	$396,927	$381,812
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior unsecured notes payable: The fair value of the Notes was determined using third party quotes derived from orderly trades.
Unsecured revolving credit facility and senior unsecured term loan: The fair values approximate their carrying values as the interest rates are variable and approximate prevailing market interest rates and spreads for similar debt arrangements.

9. DEBT
The following table summarizes the balance of the Company’s indebtedness as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025			December 31, 2024
	Principal	Deferred	Carrying	Principal	Deferred	Carrying
	Amount	Loan Fees	Amount	Amount	Loan Fees	Amount
Senior unsecured notes payable	$400,000	$(2,184)	$397,816	$400,000	$(3,073)	$396,927
Senior unsecured term loan	500,000	(3,596)	496,404	—	—	—
Total	$900,000	$(5,780)	$894,220	$400,000	$(3,073)	$396,927
Senior Unsecured Notes Payable
2028 Senior Notes. On June 17, 2021, the Company’s operating subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”) completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were issued at par, resulting in gross proceeds of $400.0 million and net proceeds of approximately $393.8 million after deducting underwriting fees and other offering expenses. The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021.
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
As of December 31, 2025, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured Revolving Credit Facility and Term Loan
On December 18, 2024, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a third amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Third Amended Credit Agreement”). The Third Amended Credit Agreement, which amended and restated the Second Amended Credit Agreement (as defined below) provides for an upsized unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments. Future borrowings under the Third Amended Revolving Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
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
On January 14, 2026, the Operating Partnership entered into a second amendment to the Third Amended Credit Agreement (the “Second Amendment to the Third Amended Credit Agreement”). The Second Amendment to the Third Amended Credit Agreement amended the definition of Permitted Encumbrances to include liens on assets located in the United Kingdom or on equity interests of any person owning such assets, in each case, securing intercompany loans.
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
On October 10, 2023, the Operating Partnership, the Company, CareTrust GP, LLC, certain of the Operating Partnership’s wholly owned subsidiaries and KeyBank National Association entered into the First Amendment to the Second Amended Credit Agreement (the “First Amendment”). The First Amendment restated the definition of Consolidated Total Asset Value to include net proceeds from at-the-market forward commitments executed but not yet closed as of the relevant date as if such proceeds had actually been received.
The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.80% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.10% to 1.80% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if we obtain certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Third Amended Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt).
On September 19, 2024 (the “Prepayment Date”), the Company elected to prepay all $200.0 million aggregate principal amount of the outstanding Term Loan. The Term Loan was prepaid at the principal amount of the Term Loan, plus accrued and unpaid interest thereon up to, but not including, the Prepayment Date. During the year ended December 31, 2024, the Company recorded a loss on extinguishment of debt of $0.3 million related to the write-off of deferred financing costs associated with the prepayment of the Term Loan.
As of December 31, 2025, the Operating Partnership had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility.
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
As of December 31, 2025, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.
Secured Borrowing
On June 3, 2024, KeyBank National Association purchased a $75.0 million undivided participation interest in a $165.0 million mortgage loan from the Company (see Note 6, Other Real Estate Related and Other Investments, for additional information), which bore interest at a rate of SOFR, with a term SOFR floor of 3.00%, plus 2.5% or 2.25%, depending on the debt yield of the loan, and payable monthly. As the transaction did not qualify as a sale in accordance with GAAP, the Company recorded the participation interest as a secured borrowing in the amount of $75.0 million in the consolidated balance sheet. The participating interest could be prepaid in whole before the maturity date for an exit fee of up to 0.50% of the loan plus unpaid interest. The participation interest provided for a put option, subject to certain restrictions, and a call option for the then-outstanding loan amount plus accrued and unpaid interest. On July 30, 2024, the Company exercised the call option on the $75.0 million secured borrowing and recorded a loss on extinguishment of debt of $0.4 million related to the exit fee. The exit fee is included in loss on extinguishment of debt in the consolidated income statements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On July 31, 2025, the Company repaid in full and terminated the secured revolving credit facilities. The aggregate payoff amount of £116.5 million consisted of outstanding principal of £115.8 million, accrued and unpaid interest of approximately £0.4 million and a prepayment penalty of £0.3 million. In connection with the payoff of the secured revolving credit facilities, the Company terminated the interest rate caps associated with this variable rate debt. See Note 7, Derivatives And Hedging, for additional information.
Schedule of Debt Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of December 31, 2025 (dollars in thousands):

Year	Term Loan	Senior Unsecured Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	400,000	400,000
2029	—	—	—
2030	500,000	—	500,000
Thereafter	—	—	—
Total Debt	$500,000	$400,000	$900,000
As of December 31, 2025, the weighted average interest rate of the Company’s debt was 4.29%, inclusive of the effects of interest rate swap agreements.

10. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2025, the Company entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell 6.5 million shares of common stock at a weighted average initial sales price of $37.30 per share, before commissions and offering expenses. For the shares subject to the ATM forward contracts, the Company will not receive any proceeds from sales of those shares of common stock by the forward sellers until the forward contracts are settled.
The following tables summarize ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2025	2024	2023
Number of shares	12,608	40,986	30,869
Average sales price per share	$29.34	$26.35	$20.86
Gross proceeds(1)	$369,871	$1,079,852	$643,802
(1)Total gross proceeds is before $4.6 million, $13.4 million, and $8.3 million of commissions paid to the sales agents and forward adjustments during the years ended December 31, 2025, 2024 and 2023, respectively, under the ATM Program. In addition, total gross proceeds is before other costs related to the ATM Program.
As of December 31, 2025, the Company had $137.6 million available for future issuances under the ATM Program. See Note 18, Subsequent Events, for additional information on the Company’s ATM Program subsequent to December 31, 2025.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends on Common Stock — The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for 2025, 2024 and 2023 (dollars in thousands, except per share amounts):

	For the Three Months Ended
2025	March 31,	June 30,	September 30,	December 31,
Dividends declared per share	$0.335	$0.335	$0.335	$0.335
Dividends payment date	April 15, 2025	July 15, 2025	October 15, 2025	January 15, 2026
Dividends payable as of record date	$63,053	$67,100	$74,806	$74,806
Dividends record date	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025

2024
Dividends declared per share	$0.29	$0.29	$0.29	$0.29
Dividends payment date	April 15, 2024	July 15, 2024	October 15, 2024	January 15, 2025
Dividends payable as of record date	$41,192	$44,721	$49,721	$54,388
Dividends record date	March 28, 2024	June 28, 2024	September 30, 2024	December 31, 2024

2023
Dividends declared per share	$0.28	$0.28	$0.28	$0.28
Dividends payment date	April 14, 2023	July 14, 2023	October 13, 2023	January 12, 2024
Dividends payable as of record date[1]	$27,846	$27,853	$32,403	$36,531
Dividends record date	March 31, 2023	June 30, 2023	September 29, 2023	December 29, 2023
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
As of December 31, 2025, the redeemable noncontrolling interests did not meet the conditions for redemption.
11. STOCK-BASED COMPENSATION
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

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the Plan and for the periods presented, restricted stock awards (“RSAs”) typically vest in equal annual installments over a three year period. The board of directors granted certain RSAs in 2025 (“2025 RSAs”) which vest in one installment over one year. RSAs granted to non-employee members of the board of directors (“Board Awards”) vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Performance stock awards (“PSAs”) granted were subject to both time and performance based conditions and vest over a one-to three year period for PSAs granted in 2021. The amount of such PSAs that ultimately vested was dependent on the Company’s Normalized Funds from Operations (“NFFO”) per share, as defined by the Compensation Committee, meeting or exceeding a specified per share amount for the applicable vesting period. Relative total shareholder return units (“TSR Units”) granted since 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. The RSAs and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
The following table summarizes the status of the restricted stock award activity for the year ended December 31, 2025:

	Shares	Weighted Average Share Price
Unvested balance at December 31, 2024	552,999	$23.86
Granted:
RSAs	148,495	27.29
Board Awards	20,148	28.79
Vested	(167,663)	21.52
Unvested balance at December 31, 2025	553,979	$25.67
As of December 31, 2025, the weighted-average remaining vesting period of such awards was 1.0 year.
The following table summarizes the Company’s RSA and Board Award grants during the year ended December 31, 2025 (dollars in thousands, except per share amounts):

	Grants			Vested
	Shares	Weighted Average Share Price	Grant Date Fair Value	Shares	Vest Date Fair Value
During year ended December 31, 2025(1)
RSAs	148,495	$27.29	$4,052	145,951	$3,868
Board Awards	20,148	28.79	580	21,712	610
(1)The Compensation Committee granted annual awards for 2026 in January 2026.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSA and Board Award grants during the years ended December 31, 2024 and 2023 (dollars in thousands, except per share amounts):

	Grants
	Shares	Weighted Average Share Price	Grant Date Fair Value
During year ended December 31, 2024(1)
RSAs	225,815	$27.38	$6,183
Board Awards	21,712	23.95	520
During year ended December 31, 2023(2)
RSAs	166,122	$22.41	$3,722
Board Awards	24,768	19.38	480
(1)The Compensation Committee granted annual awards for 2025 in December 2024.
(2)The Compensation Committee granted annual awards for 2024 in December 2023.
The fair value of the TSR Units is estimated on the date of the grant using a Monte Carlo valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date for the expected performance period. Expected volatility is based on historical volatility for the most recent weighted average period ending on the grant date for the Company and the selected TSR peer group, and is calculated on a daily basis. The following table reflects the weighted-average key assumptions used in this valuation for awards granted during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Risk-free interest rate	4.30%	4.08%
Expected stock price volatility	24.45%	26.44%
Expected service period	3.03 years	3.04 years
Expected dividend yield (assuming full reinvestment)	—%	—%
Weighted average fair value per share at date of grant	$34.10	$27.41
The total fair value of the TSR Units granted during the years ended December 31, 2024 and 2023 was $4.9 million and $2.9 million, respectively.
The following table summarizes the stock-based compensation expense recognized (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$11,896	$6,130	$5,153
As of December 31, 2025, there was $8.7 million of unamortized stock-based compensation expense related to the unvested RSAs, Board Awards, and TSR Units.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2014. To maintain REIT status, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, the Company is required to meet certain asset and income tests. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes to its stockholders. The Company also elected to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes. In addition, as a result of our investments in the U.K., the Company is subject to income taxes under the laws of the U.K.
Cash distributions paid to common stockholders for federal income tax purposes are as follows for the periods presented:

	Year Ended December 31,
Common Stock	2025	2024	2023
Ordinary dividend	$1.2950	$0.8529	$0.8218
Non-dividend distributions	—	0.2971	0.2932
Total taxable distribution	1.2950	1.1500	1.1150
Distributions allocated from prior tax year(1)	(0.2900)	(0.2800)	(0.2750)
Distributions allocated to subsequent tax year(1)	0.3350	0.2900	0.2800
Total distributions declared	$1.3400	$1.1600	$1.1200
(1) The dividend distributions made to holders of record as of the end of each year and paid in January of the following year were considered a dividend distribution in the following year for federal income tax purposes.
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2025, as a result of ownership of investments in a TRS and the U.K., the Company was subject to federal, state and foreign income taxes under the respective tax laws of these jurisdictions.
The following table summarizes pretax income and income tax expense by geography for continuing operations for the period presented (dollars in thousands):

	For the Year Ended December 31, 2025
	Pretax income	Income tax expense
Domestic	$316,553	$19
Foreign	8,734	4,982
Total	$325,287	$5,001
The following table summarizes the Company’s income tax expense (benefit) from continuing operations for the period presented (dollars in thousands):

For the Year Ended December 31, 2025
Income tax expense
Current - Federal	$66
Current - State	6
Deferred - Federal	(53)
Deferred - Foreign	4,982
Total income tax expense (benefit)	$5,001

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the year ended December 31, 2025, to the income tax expense (benefit) is as follows for the period presented (in thousands):

	For Year Ended December 31,
	2025
Tax at statutory rate on earnings from continuing operations before, noncontrolling interests and income taxes	$68,310	21.0%
Tax at statutory rate on earnings not subject to federal income taxes	(83,602)	(25.7)%
Other differences	20,293	6.2%
Totals	$5,001	1.5%
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset and liability attributes, are summarized as follows for the period presented (in thousands):

As of December 31,
2025
Deferred tax assets (liabilities):
Foreign net operating loss carryforward	$1,395
Investment in partnerships	53
Valuation allowance on deferred tax asset	(1,395)
Net deferred tax assets	53

Deferred tax related to investment in foreign subsidiary	(5,558)
Net deferred tax liability	(5,558)
Net deferred tax assets (liabilities)	$(5,505)
The Company intends to only distribute from its subsidiary UK REIT the minimum amount required to maintain its REIT status in the U.K. The Company intends to indefinitely reinvest the UK REIT’s remaining undistributed earnings and, accordingly, has not recorded a U.S. deferred tax liability related to the withholding tax on those earnings.
The Company has recorded valuation allowances totaling $1.4 million. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is ‘more likely than not’ that some portion of the deferred tax assets would not be realized. This evaluation requires significant judgment and changes to our assumptions could result in a material change in the valuation allowance. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods.
There were no income tax payments made for the year ended December 31, 2025.
The Company evaluates its tax position using a two-step process. First, the Company determines whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will then determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. The Company has no unrecognized tax benefits as of December 31, 2025.
With certain exceptions, the tax years 2022 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the years ended December 31, 2025, 2024 and 2023, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to CareTrust REIT, Inc.	$320,538	$125,080	$53,735
Less: Net income allocated to participating securities	(739)	(445)	(400)
Numerator for basic and diluted earnings available to common stockholders	$319,799	$124,635	$53,335
Denominator:
Weighted-average basic common shares outstanding	203,642	154,795	105,956
Dilutive potential common shares - TSR Units	442	372	164
Dilutive potential common shares - forward equity agreements	7	—	32
Weighted-average diluted common shares outstanding	204,091	155,167	106,152

Earnings per common share attributable to CareTrust REIT, Inc., basic	$1.57	$0.81	$0.50
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$1.57	$0.80	$0.50
Antidilutive unvested restricted stock awards, total shareholder units, performance awards, and forward equity shares excluded from the computation	554	553	475

14. SEGMENT REPORTING
The chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The Company represents a single reportable segment, based on how its CODM evaluates the business and allocates resources. The CODM assesses performance for the Company and decides how to allocate resources based on consolidated net income that is also reported on the consolidated income statements. The CODM does not review segment assets at a different asset level or category than the amounts disclosed in the consolidated balance sheets. The CODM uses net income to evaluate the performance of the Company in deciding whether to reinvest profits into the Company.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The CODM evaluates performance based on net income, as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$368,194	$228,261	$198,599
Resident fees and services	1,225	—	—
Interest income from financing receivables	11,492	1,009	—
Interest income from other real estate related investments and other income	95,482	67,016	19,171
Total revenues	476,393	296,286	217,770
Expenses:
Depreciation and amortization	92,891	56,831	51,199
Interest expense	43,707	30,310	40,883
Property taxes	8,768	7,838	6,170
Senior housing operating expenses	952	—	—
Impairment of real estate investments	2,483	42,225	36,301
Transaction costs	5,329	1,326	—
Provision for loan losses	—	4,900	—
Property operating expenses	(138)	5,714	3,423
Cash Compensation	9,656	6,474	5,636
Incentive compensation	18,463	9,699	5,350
Share-based compensation	11,896	6,130	5,153
Professional services	5,942	2,785	2,399
Taxes and Insurance	1,934	1,019	908
Other expenses(1)	4,574	2,816	2,359
General and administrative	52,465	28,923	21,805
Total expenses	206,457	178,067	159,781
Other income (loss):
Other income, net	4,350	—	—
Loss on extinguishment of debt	(390)	(657)	—
Gain (loss) on sale of real estate, net	31,548	(2,208)	2,218
Unrealized gain (loss) on other real estate related investments, net	15,831	9,045	(6,485)
Gain on foreign currency transactions, net	4,012	—	—
Total other income (loss)	55,351	6,180	(4,267)
Income before income tax expense	325,287	124,399	53,722
Income tax expense	(5,001)	—	—
Net income	320,286	124,399	53,722
Net loss attributable to noncontrolling interests	(252)	(681)	(13)
Net income attributable to CareTrust REIT, Inc.	$320,538	$125,080	$53,735

(1) Other expenses include certain overhead expenses.
15. VARIABLE INTEREST ENTITIES
VIEs for Which the Company is the Primary Beneficiary
Noncontrolling Interests—The Company has entered into ventures with unrelated third parties to own and operate real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s investments in variable interest entities as of December 31, 2025 (dollars in thousands):

					Gross Investment
Investment Year		State	Property Type	Number of Properties	CTRE	Noncontrolling Interests	Total
2023		CA	Skilled nursing	1	$25,459	$653	$26,112
2023		CA	Skilled nursing	2	34,269	879	35,148
2024		CA	Senior housing	1	10,760	276	11,036
2024		CA	Senior housing	2	28,076	720	28,796
2024		CA	Skilled nursing	1	24,503	628	25,131
2024 / 2025	(1)	TN, AL	Skilled nursing	28	442,327	19,156	461,483
2024 / 2025		CA	Skilled nursing	1	33,810	867	34,677
2025	(1)	WA, OR, ID	Skilled nursing	10	140,610	5478	146,088
2025		CA	Skilled nursing	1	8,893	228	9,121
2025		CA	Skilled nursing	1	28,496	731	29,227
2025	(2)	TX	Senior housing	3	40,998	860	41,858
Total				51	$818,201	$30,476	$848,677
(1) The noncontrolling interest is classified as a redeemable noncontrolling interest on the consolidated balance sheets.
(2) This investment transaction includes multiple joint venture agreements.
Pursuant to the Company’s JVs, the Company typically contributes at least 90% of the joint venture’s total investment amount and receives 100% of the preferred equity interest, when applicable, in the joint venture and a 50% common equity interest in the joint venture. The Company’s joint venture partner contributes the remaining total investment amount in exchange for a 50% common ownership interest in the joint venture. Not all joint venture transactions include a preferred equity component.
Total assets and total liabilities on the Company’s consolidated balance sheets include VIE assets and liabilities as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets:
Real estate investments, net	$822,457	$565,959
Cash and cash equivalents	12,806	6,506
Accounts and other receivables, net	78	—
Prepaid and other assets	5,961	8,317
Total assets	841,302	580,782

Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	4,856	10,332
Total liabilities	$4,856	$10,332

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIE for Which the Company is not the Primary Beneficiary
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not exercise power over and/or does not have potentially significant economic exposure from the VIE. The Company’s investment in the unconsolidated VIE is carried in other real estate related investments on the consolidated balance sheets and includes one mortgage secured loan issued by the VIE.
The fair value of the Company’s investment in the unconsolidated VIE at December 31, 2025 was £15.5 million. The Company’s maximum exposure to loss from the unconsolidated VIE was £15.5 million at December 31, 2025.
16. COMMITMENTS AND CONTINGENCIES
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
Capital expenditures for each property leased under the Company’s triple-net leases are generally the responsibility of the tenant, except for the properties leased under certain master lease agreements, with certain subsidiaries of Ensign and Pennant, under which the tenant will have an option to require the Company to finance certain capital expenditures up to an aggregate of 20% of the Company’s initial investment in such property, subject to a corresponding rent increase at the time of funding. For the Company’s other triple-net master leases, the tenants also have the option to request capital expenditure funding that would generally be subject to a corresponding rent increase at the time of funding, which are subject to tenant compliance with the conditions to the Company’s approval and funding of their requests. The Company has also provided select tenants with strategic capital for property upkeep and modernization. The Company’s Tenant Code of Conduct and Corporate Responsibility policy (the “Tenant ESG Program”) provides eligible triple-net tenants of the Company with monetary inducements to make sustainable improvements to the Company’s properties. Incentive options include a wide variety of opportunities for tenants to upgrade everything from energy and environmental systems to water-saving landscaping and more. The Company’s board of directors has authorized annual allocations of up to $500,000 to fund the Tenant ESG Program.
The table below summarizes the Company’s existing, known commitments and contingencies as of December 31, 2025 (dollars in thousands):

Remaining Commitment
Capital expenditures(1)	$6,240
Mortgage loans	3,766
Other loans receivable(2)	11,751
Earn-out obligation(3)	45,195
$66,952
(1)As of December 31, 2025, the Company had committed to fund expansions, construction, capital improvements and ESG incentives at certain triple-net leased properties totaling $6.2 million, of which $5.1 million is subject to rent increase at the time of funding.
(2)Represents non-real estate secured loan commitments.
(3)Includes earn‑out obligations of up to $42.5 million related to acquisitions completed in 2024 and 2025. This consists of (i) up to $10.0 million under a purchase and sale agreement for one SNF in Virginia acquired in 2024, with the earn‑out payable upon the operator’s achievement of specified performance thresholds from October 2025 through October 2026, and (ii) up to $32.5 million under a purchase and sale agreement for five skilled nursing facilities in Virginia, North Carolina, and Maryland acquired in 2025, with the earn‑out payable upon the operator’s achievement of specified performance thresholds from December 2026 through December 2028.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. CONCENTRATION OF RISK
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
Major operator or borrower concentration – The Company has operators and borrowers from which it derived 10% or more of its revenue for the years ended December 31, 2025, 2024 and 2023. The following table sets forth information regarding the Company’s major operators as of December 31, 2025, 2024 and 2023:

Percentage of Total Revenue
Operator/Borrower(1)
December 31, 2025
Ensign(2)	18%

December 31, 2024
Ensign(2)	26%
Priority Management Group	12%

December 31, 2023
Ensign(2)	32%
Priority Management Group	14%
(1)Based on the Company’s rental income, resident fees and services, and interest income on other real estate related investments, exclusive of operating expense reimbursements.
(2)See Note 4, Real Estate Investments, Net, for further information regarding Ensign and PMG. Ensign is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain states, from which the Company derived 10% or more of its revenue for the years ended December 31, 2025, 2024 and 2023:

Percentage of Total Revenue
State(1)
December 31, 2025
CA	21%
U.K.	12%
TX	10%
TN	10%

December 31, 2024
CA	28%
TX	18%

December 31, 2023
CA	28%
TX	21%
(1)Based on the Company’s rental income, resident fees and services, and interest income on other real estate related investments, exclusive of operating expense reimbursements.

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SUBSEQUENT EVENTS
The Company evaluates subsequent events in accordance with ASC 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Recent Investments
On January 1, 2026, the Company acquired six SNFs in the Mid-Atlantic for $141.9 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the facilities, the Company entered into a new master lease with a skilled nursing operator. The master lease has a term of 15 years, with two five-year renewal options and CPI-based rent escalators. Annual cash rent under the lease is $12.8 million.
On January 20, 2026, the Company extended a mortgage loan of £20.0 million, to an existing operator. The mortgage loan is secured by one U.K. Care Home and bears interest at a rate of 8.7%. The mortgage loan is set to mature on January 19, 2027, and includes a put and call option, subject to certain conditions, to purchase the real estate. Upon receipt by the operator of certain regulatory approvals, the Company intends to exercise its option to accelerate the mortgage loan, acquire the underlying real estate securing the mortgage loan, and enter into a new long-term lease with the same operator.
On January 20, 2026, the Company acquired one senior housing community for approximately £31.5 million, which excludes estimated acquisition costs In connection with the acquisition of the senior housing community, the Company entered into a new lease with an existing senior housing operator. The lease has a term of 21 years, with one 10‑year renewal option and RPI‑based rent escalators, subject to a floor of 2% and a ceiling of 4%. Annual cash rent under the lease is £2.7 million.
Equity Awards Granted
On December 11, 2025, the Company, as the special limited partner of the Operating Partnership, and CareTrust GP, LLC, as the general partner of the Operating Partnership, entered into the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Amended Operating Partnership Agreement”). The amendments set forth in the Amended Operating Partnership Agreement established a new general class of units of limited partnership in the Operating Partnership designated as “LTIP Units” and designate four specific sub-classes of LTIP Units, including “Basic LTIP Units” and “Performance LTIP Units”, as defined and further set forth in the Amended Operating Partnership Agreement. LTIP Units are structured in a manner intended to qualify as “profits interests” for U.S. federal income tax purposes, which means they cannot have any value on the date of grant were the Operating Partnership to be liquidated on that date. As profit interests, LTIP Units only have value, other than with respect to the right to receive distributions, if the value of the assets of the Operating Partnership increases between the time of issuance of the LTIP Units and the date of a book-up event for partnership tax purposes.
Subsequent to December 31, 2025, approximately 0.2 million Basic LTIP Units, which are subject to time and service-based vesting requirements, and approximately 0.6 million Performance LTIP Units, which are subject to performance-based vesting requirements as well as time and service-based vesting requirements, were issued to officers, certain other employees and members of the Board of the Company, pursuant to their election to receive LTIP Units in lieu of receiving their equity award in the form of time or performance-based RSUs, as applicable. The Basic LTIP Units and Performance LTIPs were granted under the Plan and are also subject to the terms and conditions of the Amended Operating Partnership Agreement. Basic LTIP Units generally vest in equal annual installments over a period of three years or, in the case of Basic LTIP Units awarded to members of the Board, on the first anniversary of their grant date. Basic LTIP Units are generally entitled to receive distributions at the same time and in the same per-Unit amounts as are paid on Partnership Common Units, subject to certain limitations intended to preserve the U.S. income tax treatment of such LTIP Units as “profits interests.” The Performance LTIP Units are scheduled to cliff vest at the end of a three-year period subject to a market-based performance condition tied to the Company’s TSR performance relative to a custom peer group consisting of other publicly traded healthcare REITs over the three-year period. The Performance LTIP Units are granted at the maximum potential payout, inclusive of an estimated portion of distributions expected to be paid during the performance period, and vest 0 to 100% of the Performance LTIP Units initially granted, and any portion from the original grant that does not vest is forfeited. Until their “Full Distribution Participation Date” (as defined in the Amended Operating Partnership Agreement) specified in the applicable LTIP Unit award agreement, Performance LTIP Units generally will be entitled to distributions equal to 10% of the distributions paid on Basic LTIP Units, and following the Full Distribution Participation Date, LTIP Units generally will be entitled to receive the same distributions that are payable with respect to Basic LTIP Units.

Subject to the terms and conditions of the Amended Operating Partnership Agreement, vested LTIP Units that have achieved specified capital account thresholds may be converted into Partnership Common Units, which may thereafter be

CARETRUST REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
redeemed for cash or, at the Company’s election, shares of the Company’s common stock pursuant to the existing redemption provisions of the Amended Operating Partnership Agreement.
At-The-Market Activity
In January 2026, the Company entered into ATM forward contracts under the ATM Program with a financial institution acting as a forward purchaser to sell 3.5 million shares of common stock at a weighted average initial sales price of $37.00 per share, before commissions and offering expenses.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

		Initial Cost to Company		Costs Capitalized Since Acquisition	Gross Carrying Value
Location	Encum.	Land	Building Improvs.	Improvs.	Land	Building Improvs.	Total (1)	Accum. Depr.	Const./Ren. Date	Acq. Date
Skilled Nursing Properties:
Phoenix, AZ	$—	$257	$976	$926	$257	$1,902	$2,159	$(1,644)	2013	2000
Tucson, AZ	—	425	3,716	1,940	425	5,656	6,081	(4,089)	2012	2000
Phoenix, AZ	—	113	504	971	113	1,475	1,588	(1,224)	2004	2002
Tucson, AZ	—	471	2,041	3,055	471	5,096	5,567	(4,291)	2013	2003
Phoenix, AZ	—	629	5,154	1,519	629	6,673	7,302	(5,060)	2009	2004
Upland, CA	—	2,812	3,919	1,994	2,812	5,913	8,725	(4,410)	2011	2005
Camarillo, CA	—	3,526	2,827	1,522	3,526	4,349	7,875	(3,436)	2010	2005
Walla Walla, WA	—	450	5,566	1,055	450	6,621	7,071	(5,115)	2009	2006
Santa Rosa, CA	—	931	2,612	653	931	3,265	4,196	(2,659)	1963	2006
San Diego, CA	—	3,028	3,119	2,071	3,028	5,190	8,218	(3,869)	2012	2006
Livingston, TX	—	60	4,391	1,167	60	5,558	5,618	(4,057)	2009	2006
Lynnwood, WA	—	741	1,663	1,998	741	3,661	4,402	(3,186)	2009	2006
Hoquiam, WA	—	171	1,828	2,038	171	3,866	4,037	(3,440)	2010	2006
Richmond, TX	—	1,105	3,110	1,067	1,105	4,177	5,282	(2,989)	2007	2006
Salt Lake City, UT	—	332	2,426	2,507	332	4,933	5,265	(4,349)	2013	2006
Carrollton, TX	—	664	2,294	902	664	3,196	3,860	(2,890)	2007	2006
Salt Lake City, UT	—	965	2,070	958	965	3,028	3,993	(2,915)	2008	2007
Lewisville, TX	—	600	1,890	470	600	2,360	2,960	(1,922)	2011	2007
Mesquite, TX	—	470	1,715	8,632	441	10,376	10,817	(9,821)	2012	2007
Glendora, CA	—	2,165	1,105	324	2,165	1,429	3,594	(1,339)	1965	2007
Draper, UT	—	443	2,394	759	443	3,153	3,596	(2,138)	2008	2007
Downey, CA	—	1,415	1,841	1,861	1,415	3,702	5,117	(2,853)	2013	2007
Bellflower, CA	—	937	1,168	357	937	1,525	2,462	(1,199)	2009	2007
Scottsdale, AZ	—	2,007	2,793	1,762	2,007	4,555	6,562	(3,308)	2009	2008
San Antonio, TX	—	310	2,090	719	310	2,809	3,119	(1,767)	2005	2008
Temple, TX	—	529	2,207	1,163	529	3,370	3,899	(2,376)	2008	2008
Abilene, TX	—	369	3,220	1,725	369	4,945	5,314	(3,464)	2012	2008
Willits, CA	—	490	1,231	500	490	1,731	2,221	(1,190)	2011	2008
Lufkin, TX	—	467	4,644	782	467	5,426	5,893	(2,328)	1988	2009
Littleton, CO	—	217	856	1,735	217	2,591	2,808	(2,053)	2012	2009
Arvada, CO	—	280	1,230	834	280	2,064	2,344	(1,312)	2012	2009
Englewood, CO	—	1,607	4,222	6,195	1,607	10,417	12,024	(7,517)	2012	2009
Dallas, TX	—	2,133	11,977	1,421	2,133	13,398	15,531	(7,906)	1984	2009
Price, UT	—	193	2,209	849	193	3,058	3,251	(1,618)	2012	2009
Provo, UT	—	2,051	8,362	2,011	2,051	10,373	12,424	(4,575)	2011	2009
West Jordan, UT	—	2,671	4,244	1,507	2,671	5,751	8,422	(2,684)	2013	2009

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Youngstown, AZ	—	767	4,648	155	193	5,377	5,570	(2,865)	2012	2009
Brownsville, TX	—	373	1,354	190	373	1,544	1,917	(669)	1969	2009
Harlingen, TX	—	90	675	430	90	1,105	1,195	(655)	2011	2009
McAllen, TX	—	642	1,085	870	642	1,955	2,597	(1,328)	2012	2009
Salt Lake City, UT	—	345	2,464	1,065	345	3,529	3,874	(1,943)	2011	2009
Emmet, ID	—	591	2,383	69	591	2,452	3,043	(1,156)	1972	2010
Burley, ID	—	250	4,004	424	250	4,428	4,678	(2,247)	2011	2010
Carrollton, TX	—	1,382	2,293	478	1,382	2,771	4,153	(1,347)	1996	2010
Ventura, CA	—	1,847	5,377	682	1,847	6,059	7,906	(2,262)	1990	2011
Beatrice, NE	—	60	2,931	245	60	3,176	3,236	(1,565)	2011	2011
Falls City, NE	—	170	2,141	82	170	2,223	2,393	(1,038)	1972	2011
Cherokee, IA	—	163	1,491	12	163	1,503	1,666	(877)	1967	2011
Clarion, IA	—	80	2,541	97	80	2,638	2,718	(1,570)	1978	2011
Ft. Dodge, IA	—	90	2,341	759	90	3,100	3,190	(2,353)	2012	2011
Texas City, TX	—	158	4,810	759	128	5,599	5,727	(3,041)	2012	2011
Hurricane, UT	—	487	1,978	98	487	2,076	2,563	(803)	1978	2011
Pocatello, ID	—	537	2,138	698	537	2,836	3,373	(1,605)	2007	2011
Whittier, CA	—	1,425	5,307	1,079	1,425	6,386	7,811	(3,235)	2011	2011
Ukiah, CA	—	297	2,087	1,621	297	3,708	4,005	(2,476)	2013	2011
Reno, NV	—	1,012	3,282	103	1,012	3,385	4,397	(1,248)	1970	2011
Orem, UT	—	1,689	3,896	3,235	1,689	7,131	8,820	(4,268)	2011	2011
Abilene, TX	—	746	9,903	290	746	10,193	10,939	(3,194)	2008	2011
Pocatello, ID	—	180	2,481	966	180	3,447	3,627	(1,948)	2013	2012
Paris, TX	—	129	7,139	6	129	7,145	7,274	(1,707)	2009	2012
Escondido, CA	—	329	2,653	1,094	329	3,747	4,076	(2,083)	2007	2012
Owyhee, ID	—	49	1,554	29	49	1,583	1,632	(492)	1990	2012
Long Beach, CA	—	999	4,237	2,331	999	6,568	7,567	(3,422)	2008	2012
Long Beach, CA	—	1,285	2,343	2,172	1,285	4,515	5,800	(2,726)	2013	2012
Ft. Worth, TX	—	193	2,311	318	193	2,629	2,822	(1,018)	1965	2012
Amarillo, TX	—	340	3,925	32	340	3,957	4,297	(1,466)	1970	2013
San Marcos, TX	—	371	2,951	274	371	3,225	3,596	(1,157)	1972	2013
Victoria, TX	—	80	2,391	15	80	2,406	2,486	(693)	2013	2013
Omaha, NE	—	129	2,418	24	129	2,442	2,571	(1,040)	1960	2013
Redmond, WA	—	1,388	2,982	202	1,388	3,184	4,572	(1,451)	1970	2013
Marysville, WA	—	1,722	2,642	(980)	742	2,642	3,384	(1,101)	1966	2013
Glendale, AZ	—	228	1,124	1,380	228	2,504	2,732	(2,165)	2004	2002
Riverside, CA	—	152	357	1,493	152	1,850	2,002	(1,701)	2012	2009
Lakewood, CO	—	1,668	15,375	279	1,668	15,654	17,322	(4,227)	1989	2015
Mount Vernon, WA	—	1,601	7,425	—	1,601	7,425	9,026	(1,995)	1989	2015
Shoreline, WA	—	1,462	5,034	—	1,462	5,034	6,496	(1,332)	1987	2015
Cincinnati, OH	—	833	18,086	792	833	18,878	19,711	(4,993)	1992	2015

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Boise, ID	—	1,801	6,572	395	1,801	6,967	8,768	(1,928)	1989	2016
Lodi, CA	—	768	10,712	68	768	10,780	11,548	(2,528)	1982	2016
Rockwall, TX	—	1,232	22,152	—	1,232	22,152	23,384	(5,030)	1984	2016
Decatur, TX	—	990	24,909	—	990	24,909	25,899	(5,657)	2013	2016
Royse City, TX	—	606	14,660	—	606	14,660	15,266	(3,329)	2009	2016
Harrisburg, IL	—	1,022	5,713	—	1,022	5,713	6,735	(1,262)	2009	2017
Carrier Mills, IL	—	775	8,377	—	775	8,377	9,152	(1,850)	1968	2017
Benton, IL	—	439	3,475	—	439	3,475	3,914	(768)	2014	2017
DuQuoin, IL	—	511	3,662	—	511	3,662	4,173	(809)	2014	2017
Pinckneyville, IL	—	406	3,411	—	406	3,411	3,817	(753)	2014	2017
Nampa, ID	—	775	5,044	336	775	5,380	6,155	(1,189)	2011	2017
Brownsville, TX	—	1,178	12,059	—	1,178	12,059	13,237	(2,588)	2016	2017
Albuquerque, NM	—	2,055	9,749	—	2,055	9,749	11,804	(2,092)	2016	2017
Eldorado, IL	—	940	2,093	—	940	2,093	3,033	(445)	1993	2017
Portland, OR	—	1,481	2,216	110	1,481	2,326	3,807	(502)	2012	2017
Kellogg, ID	—	916	7,874	—	916	7,874	8,790	(1,641)	1971	2017
Caldwell, ID	—	906	7,020	516	906	7,536	8,442	(1,609)	1947	2017
Caldwell, ID	—	312	10,410	461	312	10,871	11,183	(2,299)	1969	2017
Lewiston, ID	—	625	12,087	215	625	12,302	12,927	(2,554)	1964	2017
Nampa, ID	—	785	8,923	272	785	9,195	9,980	(1,917)	1958	2017
Weiser, ID	—	80	4,419	389	80	4,808	4,888	(1,021)	1964	2017
Moscow, ID	—	698	5,092	274	698	5,366	6,064	(1,167)	1965	2017
Fort Worth, TX	—	681	6,587	1,256	681	7,843	8,524	(1,944)	2006	2017
Mansfield, TX	—	607	4,801	1,073	607	5,874	6,481	(1,453)	2006	2017
Grapevine, TX	—	1,602	4,536	891	1,602	5,427	7,029	(1,350)	2006	2017
Tacoma, WA	—	1,001	1,779	—	1,001	1,779	2,780	(368)	1989	2017
Vancouver, WA	—	446	869	—	446	869	1,315	(180)	1972	2017
San Bernardino, CA	—	3,831	19,791	—	3,831	19,791	23,622	(4,082)	1967	2017
Riverside, CA	—	2,897	14,700	345	2,897	15,045	17,942	(3,147)	1969	2017
Ontario, CA	—	4,204	21,880	—	4,204	21,880	26,084	(4,513)	1980	2017
Greenville, IL	—	188	3,972	—	188	3,972	4,160	(959)	1973	2017
Butte, MT	—	220	4,974	39	220	5,013	5,233	(1,094)	2010	2018
Aberdeen, SD	—	1,372	7,491	38	1,372	7,529	8,901	(1,548)	1965	2018
Fargo, ND	—	989	3,275	3,441	989	6,716	7,705	(818)	1966	2018
Parker, CO	—	1,178	17,857	—	1,178	17,857	19,035	(3,235)	2012	2018
Huntington Park, CA	—	3,131	8,876	303	3,131	9,179	12,310	(1,744)	1955	2019
Oxnard, CA	—	1,699	9,004	825	1,699	9,829	11,528	(1,657)	1962	2019
Downey, CA	—	2,502	6,141	—	2,502	6,141	8,643	(1,092)	1967	2019
Davis, CA	—	2,351	9,256	49	2,351	9,305	11,656	(1,680)	1969	2019
Ruston, LA	—	2,688	23,825	—	2,688	23,825	26,513	(4,242)	2014	2019
Shreveport, LA	—	3,758	21,325	17	3,758	21,342	25,100	(3,828)	1980	2019

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Bossier City, LA	—	1,635	21,180	—	1,635	21,180	22,815	(3,681)	2013	2019
Shreveport, LA	—	3,437	20,889	2,845	3,437	23,734	27,171	(4,656)	2006	2019
Bossier City, LA	—	2,979	24,617	1,978	2,979	26,595	29,574	(4,761)	2008	2019
Shreveport, LA	—	676	10,238	602	676	10,840	11,516	(1,975)	2008	2019
Shreveport, LA	—	2,452	9,148	113	2,452	9,261	11,713	(1,737)	2013	2019
Corsicana, TX	—	120	6,682	449	120	7,131	7,251	(1,449)	2002	2019
Jacksonville, TX	—	173	7,481	148	173	7,629	7,802	(1,466)	2006	2019
Gainesville, TX	—	219	10,097	255	219	10,352	10,571	(1,939)	1990	2019
Dallas, TX	—	—	6,905	—	—	6,905	6,905	(1,287)	2011	2019
Nampa, ID	—	880	14,117	—	880	14,117	14,997	(2,469)	2017	2019
Modesto, CA	—	798	7,671	—	798	7,671	8,469	(1,243)	2016	2019
Boise, ID	—	1,597	15,692	—	1,597	15,692	17,289	(2,471)	2018	2020
Helena, MT	—	867	7,431	1,752	867	9,183	10,050	(1,051)	1984	2020
Clancy, MT	—	183	7,380	770	183	8,150	8,333	(1,177)	1960	2020
Goleta, CA	—	7,987	7,237	553	7,987	7,790	15,777	(977)	1967	2021
El Centro, CA	—	1,283	8,133	135	1,283	8,268	9,551	(1,050)	1962	2021
Austin, TX	—	3,282	12,763	—	3,282	12,763	16,045	(1,580)	2017	2021
Cedar Park, TX	—	3,325	11,738	—	3,325	11,738	15,063	(1,436)	2017	2021
Ennis,TX	—	568	8,055	100	568	8,155	8,723	(862)	1982	2022
Burleson, TX	—	1,877	6,616	718	1,877	7,334	9,211	(675)	1988	2023
Overland Park, KS	—	1,301	5,025	—	1,301	5,025	6,326	(382)	1987	2023
Griffin, GA	—	680	11,044	2,675	680	13,719	14,399	(978)	2022	2023
La Mesa, CA	—	5,346	21,528	—	5,346	21,528	26,874	(1,423)	1968	2023
Paramount, CA	—	3,640	15,380	369	3,640	15,749	19,389	(1,035)	1969	2023
Norwalk, CA	—	4,932	14,229	—	4,932	14,229	19,161	(957)	1964	2023
Vista, CA	—	4,882	20,793	—	4,882	20,793	25,675	(1,310)	1990	2023
Capitola, CA	—	5,231	16,321	—	5,231	16,321	21,552	(915)	1964	2023
Morgan Hill, CA	—	3,239	14,418	—	3,239	14,418	17,657	(830)	2014	2023
Columbia, MO	—	1,619	15,678	—	1,619	15,678	17,297	(773)	2017	2024
Houston, TX	—	2,668	17,434	—	2,668	17,434	20,102	(876)	2022	2024
Bolivia, NC	—	551	16,589	—	551	16,589	17,140	(764)	2009	2024
Fletcher, NC	—	1,547	15,316	—	1,547	15,316	16,863	(715)	2002	2024
Ramseur, NC	—	747	15,085	—	747	15,085	15,832	(747)	2002	2024
Charlotte, NC	—	2,217	16,213	—	2,217	16,213	18,430	(755)	1993	2024
Columbia, SC	—	583	10,847	—	583	10,847	11,430	(499)	1980	2024
Gilroy, CA	—	6,539	19,162	—	6,539	19,162	25,701	(702)	1968	2024
Richmond, VA	—	—	31,567	—	—	31,567	31,567	(1,097)	2005	2024
Oakland, MD	—	1,134	18,227	108	1,134	18,335	19,469	(638)	2023	2024
Frostburg, MD	—	853	20,334	187	853	20,521	21,374	(660)	1995	2024
Bethel Park, PA	—	1,835	12,726	—	1,835	12,726	14,561	(403)	2021	2024
Canonsburg, PA	—	1,651	12,509	—	1,651	12,509	14,160	(394)	1988	2024

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Monroeville, PA	—	1,182	10,906	—	1,182	10,906	12,088	(331)	1996	2024
Pittsburgh, PA	—	1,323	13,119	—	1,323	13,119	14,442	(398)	1999	2024
Brownsville, TN	—	508	17,027	—	508	17,027	17,535	(496)	2022	2024
McKenzie, TN	—	1,187	16,873	—	1,187	16,873	18,060	(560)	2020	2024
Clarksville, TN	—	1,785	21,328	—	1,785	21,328	23,113	(682)	2018	2024
Hohenwald, TN	—	826	11,505	—	826	11,505	12,331	(370)	1996	2024
Cookeville, TN	—	1,636	20,941	—	1,636	20,941	22,577	(693)	2024	2024
Lexington, TN	—	551	15,171	—	551	15,171	15,722	(436)	2024	2024
Selmer, TN	—	765	19,394	500	765	19,894	20,659	(573)	1995	2024
Mount Juliet, TN	—	1,719	12,640	—	1,719	12,640	14,359	(414)	2021	2024
Murfreesboro, TN	—	1,607	7,649	—	1,607	7,649	9,256	(297)	1996	2024
Goodlettsville, TN	—	1,324	13,075	—	1,324	13,075	14,399	(417)	2005	2024
Waverly, TN	—	1,071	9,821	—	1,071	9,821	10,892	(365)	1989	2024
Dyersburg, TN	—	1,122	30,135	—	1,122	30,135	31,257	(867)	1989	2024
Humboldt, TN	—	810	10,127	—	810	10,127	10,937	(329)	2011	2024
Paris, TN	—	963	26,215	—	963	26,215	27,178	(763)	2023	2024
Union City, TN	—	885	14,562	—	885	14,562	15,447	(411)	1996	2024
Huntsville, AL	—	1,246	9,659	64	1,246	9,723	10,969	(303)	2006	2024
Martin, TN	—	819	9,771	—	819	9,771	10,590	(274)	2023	2024
Pulaski, TN	—	437	13,488	483	437	13,971	14,408	(360)	1991	2024
Knoxville, TN	—	1,181	15,678	107	1,181	15,785	16,966	(411)	1972	2024
Knoxville, TN	—	1,662	1,188	—	1,662	1,188	2,850	(65)	2015	2024
Cordova, TN	—	482	12,015	—	482	12,015	12,497	(318)	1997	2024
Memphis, TN	—	788	9,153	—	788	9,153	9,941	(280)	1964	2024
Covington, TN	—	794	15,735	—	794	15,735	16,529	(449)	2023	2024
Jackson, TN	—	960	16,359	—	960	16,359	17,319	(439)	2022	2024
Jackson, TN	—	663	17,643	—	663	17,643	18,306	(473)	1997	2024
Jackson, TN	—	1,779	6,929	—	1,779	6,929	8,708	(236)	2013	2024
Memphis, TN	—	1,764	18,429	—	1,764	18,429	20,193	(518)	2020	2024
Nashville, TN	—	3,538	16,439	—	3,538	16,439	19,977	(448)	1986	2025
Bremerton, WA	—	1,313	16,190	16	1,313	16,206	17,519	(255)	1975	2025
Port Angeles, WA	—	519	14,442	31	519	14,473	14,992	(222)	1993	2025
Bremerton, WA	—	1,538	16,855	31	1,538	16,886	18,424	(265)	1984	2025
Edmonds, WA	—	5,670	14,385	180	5,670	14,565	20,235	(223)	1974	2025
Sequim, WA	—	581	16,411	12	581	16,423	17,004	(272)	2007	2025
Othello, WA	—	226	3,686	—	226	3,686	3,912	(65)	1974	2025
Pullman, WA	—	499	5,446	17	499	5,463	5,962	(88)	1966	2025
St. Helens, OR	—	2,431	21,748	10	2,431	21,758	24,189	(344)	2008	2025
Coeur d'Alene, ID	—	1,587	7,169	—	1,587	7,169	8,756	(116)	2007	2025
Coeur d'Alene, ID	—	1,496	9,262	—	1,496	9,262	10,758	(143)	2011	2025
Colton, CA	—	4,464	24,722	—	4,464	24,722	29,186	(224)	1990	2025

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Virginia Beach, VA	—	2,712	20,527	—	2,712	20,527	23,239	(88)	1990	2025
Culpeper, VA	—	5,769	62,199	—	5,769	62,199	67,968	(267)	1985	2025
Pulaski, VA	—	435	33,350	—	435	33,350	33,785	(149)	1982	2025
Oxford, NC	—	297	41,362	—	297	41,362	41,659	(182)	1979	2025
Williamsport, MD	—	662	38,776	—	662	38,776	39,438	(170)	2012	2025
Brandon, MS	—	2,843	32,010	—	2,843	32,010	34,853	(148)	2004	2025
Jackson, MS	—	1,458	11,429	—	1,458	11,429	12,887	(60)	1966	2025
Cleveland, MS	—	365	15,074	—	365	15,074	15,439	(70)	1978	2025
Jackson, MS	—	1,070	13,600	—	1,070	13,600	14,670	(60)	1968	2025
Jackson, MS	—	1,818	27,568	—	1,818	27,568	29,386	(124)	1977	2025
McComb, MS	—	705	19,549	—	705	19,549	20,254	(89)	1969	2025
Ruleville, MS	—	97	16,698	—	97	16,698	16,795	(75)	1978	2025
Tupelo, MS	—	282	16,963	—	282	16,963	17,245	(77)	1980	2025
Norwalk, CA	—	966	5,082	2,213	966	7,295	8,261	(6,572)	2011	1999
Salt Lake City, UT	—	1,962	11,035	464	1,962	11,499	13,461	(4,784)	1994	2011
Wayne, NE	—	130	3,061	122	130	3,183	3,313	(1,500)	1978	2011
West Bend, IA	—	180	3,352	—	180	3,352	3,532	(1,512)	2006	2011
Hawarden, IA	—	110	3,522	75	110	3,597	3,707	(1,525)	1974	2011
Randolph, NE	—	130	1,571	22	130	1,593	1,723	(1,158)	2011	2011
Salmon, ID	—	168	2,496	—	168	2,496	2,664	(837)	2012	2012
Willard, OH	—	144	11,097	58	144	11,155	11,299	(2,889)	1985	2015
Middletown, OH	—	990	7,484	380	990	7,864	8,854	(2,124)	1985	2015
Turlock, CA	—	1,258	16,526	75	1,258	16,601	17,859	(3,897)	1986	2016
Bridgeport, TX	—	980	27,917	—	980	27,917	28,897	(6,340)	2014	2016
Saratoga, CA	—	8,709	9,736	1,397	8,709	11,133	19,842	(2,571)	2004	2018
Huntington, WV	—	601	6,385	26	601	6,411	7,012	(1,188)	1924	2018
Mt. Carmel, IL	—	298	8,393	—	298	8,393	8,691	(1,642)	2004	2019
Shreveport, LA	—	3,217	21,195	2,729	3,217	23,924	27,141	(4,960)	2008	2019
Corsicana, TX	—	143	11,429	498	143	11,927	12,070	(2,328)	2007	2019
Decatur, IL	—	131	12,499	91	131	12,590	12,721	(1,354)	2003	2022
San Diego, CA	—	4,949	20,227	—	4,949	20,227	25,176	(1,363)	1994	2023
Houston, TX	—	2,419	14,525	—	2,419	14,525	16,944	(731)	2022	2024
Catonsville, MD	—	1,622	10,421	—	1,622	10,421	12,043	(409)	2023	2024
Los Alamitos, CA	—	10,420	23,802	—	10,419	23,802	34,221	(459)	2003	2025
Escondido, CA	—	5,230	3,666	—	5,230	3,666	8,896	(70)	1996	2025
Norwood, OH	—	1,316	10,071	1,021	1,316	11,092	12,408	(2,898)	1991	2016
	—	322,839	2,388,121	119,509	321,225	2,509,243	2,830,468	(405,985)
Senior Housing Communities:
Rosenburg, TX	—	124	2,301	392	124	2,693	2,817	(1,767)	2007	2006
Mesa, AZ	—	1,893	5,268	1,210	1,893	6,478	8,371	(4,480)	1986	2007
Englewood, CO	—	420	1,160	189	420	1,349	1,769	(616)	2011	2009

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Aurora, CO	—	570	1,692	248	570	1,940	2,510	(1,261)	1986	2010
Abilene, TX	—	244	3,241	81	244	3,322	3,566	(2,413)	2008	2011
Ventura, CA	—	1,542	4,012	113	1,542	4,125	5,667	(1,302)	1990	2011
Las Vegas, NV	—	908	4,767	281	908	5,048	5,956	(3,751)	1986	2011
Phoenix, AZ	—	1,011	2,053	490	1,011	2,543	3,554	(1,404)	1974	2011
Reno, NV	—	367	1,633	52	367	1,685	2,052	(784)	1993	2012
Redmond, WA	—	2,835	3,784	395	2,835	4,179	7,014	(1,937)	2013	2013
Santa Maria, CA	—	1,792	2,253	585	1,792	2,838	4,630	(1,960)	1967	2013
Orem, UT	—	444	2,265	176	444	2,441	2,885	(731)	1995	2013
Glendale, AZ	—	61	304	372	61	676	737	(584)	2004	2002
Riverside, CA	—	342	802	3,360	342	4,162	4,504	(3,828)	2012	2009
Salt Lake City, UT	—	411	2,312	258	411	2,570	2,981	(2,277)	1994	2011
New Bern, NC	—	312	6,919	155	129	2,946	3,075	(149)	2010	2016
Pikeville, NC	—	131	4,157	—	52	1,674	1,726	(84)	2011	2016
Lodi, CA	—	392	3,605	59	392	3,664	4,056	(854)	1984	2016
Brookfield, WI	—	493	14,002	184	243	6,170	6,413	(541)	2013	2017
New Berlin, WI	—	356	10,812	212	190	5,245	5,435	(452)	2016	2017
Escondido, CA	—	4,362	7,997	—	4,362	7,997	12,359	(1,327)	2015	2019
Bountiful, UT	—	2,480	4,804	15	2,480	4,819	7,299	(771)	1999	2020
Bartlett, IL	—	1,964	5,650	—	1,964	5,650	7,614	(423)	2017	2023
Elmhurst, IL	—	2,852	7,348	—	2,852	7,348	10,200	(542)	2017	2023
Lansing, MI	—	888	9,871	—	888	9,871	10,759	(722)	2018	2023
Beavercreek, OH	—	1,165	8,616	—	1,165	8,616	9,781	(622)	2018	2023
San Bernardino, CA	—	1,631	9,263	—	1,631	9,263	10,894	(476)	2003	2024
Boonsboro, MD	—	1,205	508	—	1,205	508	1,713	(16)	2022	2024
Concord, CA	—	7,088	13,331	—	7,088	13,331	20,419	(286)	2020	2025
St. Louis, MO	—	3,349	10,335	—	3,349	10,335	13,684	(46)	2004	2025
Dayton, OH	—	976	11,158	—	976	11,158	12,134	(53)	2022	2025
San Juan Capistrano, CA	—	11,176	25,298	350	11,176	25,648	36,824	(3,307)	1999	2021
Camarillo, CA	—	7,516	30,552	—	7,516	30,552	38,068	(3,799)	2000	2021
Carlsbad, CA	—	7,398	19,714	—	7,398	19,714	27,112	(2,488)	1999	2021
Rancho Mirage, CA	—	4,024	16,790	—	4,024	16,790	20,814	(2,162)	2000	2021
San Dimas, CA	—	9,592	5,936	—	9,592	5,936	15,528	(318)	1999	2024
Yorba Linda, CA	—	6,493	6,025	—	6,493	6,025	12,518	(293)	1999	2024
San Diego,CA	—	19,009	13,079	—	19,009	13,079	32,088	(631)	1999	2024
Newcastle upon Tyne, UK	—	993	4,962	—	993	4,962	5,955	(89)	1990	2025
Cornwall, UK	—	878	2,872	305	878	3,177	4,055	(61)	1930	2025
Wigan, UK	—	912	2,070	—	912	2,070	2,982	(45)	1970	2025
Notts, UK	—	500	3,564	—	500	3,564	4,064	(59)	1990	2025
Cheshire, UK	—	1,133	1,378	163	1,133	1,541	2,674	(38)	1985	2025
Leicester, UK	—	1,561	5,848	—	1,561	5,848	7,409	(108)	1970	2025

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Northants, UK	—	—	1,574	1,694	—	3,268	3,268	(38)	1800	2025
Northants, UK	—	—	4,880	—	—	4,880	4,880	(91)	2017	2025
Cheshire, UK	—	1,610	3,651	85	1,610	3,736	5,346	(83)	1970	2025
Nottingham, UK	—	747	4,795	—	747	4,795	5,542	(83)	1990	2025
Chester, UK	—	1,365	775	—	1,365	775	2,140	(18)	1970	2025
Witney, UK	—	—	10,459	—	—	10,459	10,459	(277)	1860	2025
Wigan, UK	—	1,149	3,785	—	1,149	3,785	4,934	(76)	1960	2025
Cheshire, UK	—	452	1,435	—	452	1,435	1,887	(26)	1980	2025
Warrington, UK	—	742	2,445	—	742	2,445	3,187	(50)	1960	2025
Essex, UK	—	1,995	6,228	—	1,995	6,228	8,223	(108)	1998	2025
Wigan, UK	—	577	2,382	—	577	2,382	2,959	(48)	1960	2025
Leigh, UK	—	1,199	2,218	—	1,199	2,218	3,417	(53)	1960	2025
Cheshire, UK	—	—	1,829	—	—	1,829	1,829	(37)	1974	2025
Smethwick, UK	—	742	5,655	—	742	5,655	6,397	(97)	2000	2025
Higher Ince, UK	—	1,147	2,154	—	1,147	2,154	3,301	(51)	1990	2025
Ely, UK	—	7,528	5,303	—	7,528	5,303	12,831	(136)	1885	2025
Cheshire, UK	—	873	4,253	—	873	4,253	5,126	(76)	1980	2025
Leigh, UK	—	615	2,164	—	615	2,164	2,779	(42)	1968	2025
Suffolk, UK	—	—	7,018	—	—	7,018	7,018	(128)	2008	2025
Worcestershire, UK	—	2,236	1,226	—	2,236	1,226	3,462	(25)	1850	2025
Staffordshire, UK	—	1,456	2,012	—	1,456	2,012	3,468	(43)	1960	2025
Leics, UK	—	1,212	3,197	—	1,212	3,197	4,409	(60)	2003	2025
Coventry, UK	—	—	4,059	—	—	4,059	4,059	(69)	1998	2025
Cheshire, UK	—	725	867	—	725	867	1,592	(19)	1980	2025
Cheshire, UK	—	1,262	2,626	—	1,262	2,626	3,888	(55)	1970	2025
Cheshire, UK	—	1,469	916	—	1,469	916	2,385	(20)	1970	2025
Wigan, UK	—	1,308	2,223	—	1,308	2,223	3,531	(55)	1980	2025
Lancashire, UK	—	1,734	3,252	—	1,734	3,252	4,986	(67)	1890	2025
Cheshire, UK	—	1,637	5,524	188	1,637	5,712	7,349	(112)	1980	2025
Malvern, UK	—	—	3,457	—	—	3,457	3,457	(61)	2009	2025
Wirral, UK	—	—	8,942	—	—	8,942	8,942	(148)	2010	2025
Wigan, UK	—	514	2,040	—	514	2,040	2,554	(38)	1960	2025
Stourbridge, UK	—	1,163	1,602	—	1,163	1,602	2,765	(33)	1850	2025
Norfolk, UK	—	1,820	3,517	5	1,820	3,522	5,342	(64)	1997	2025
North Yorkshire, UK	—	950	4,033	—	950	4,033	4,983	(70)	2005	2025
North Yorkshire, UK	—	—	9,791	—	—	9,791	9,791	(168)	2010	2025
North Yorkshire, UK	—	—	7,834	—	—	7,834	7,834	(134)	2015	2025
Cleveland, UK	—	1,149	10,465	—	1,149	10,465	11,614	(195)	2009	2025
Bristol, UK	—	3,266	11,030	128	3,266	11,158	14,424	(190)	1890	2025
Newcastle upon Tyne, UK	—	1,184	5,066	—	1,184	5,066	6,250	(88)	2005	2025
Newcastle upon Tyne, UK	—	296	1,414	—	296	1,414	1,710	(25)	2005	2025

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Middlesbrough, UK	—	556	5,464	—	556	5,464	6,020	(93)	2005	2025
Tyne and Wear, UK	—	276	3,674	—	276	3,674	3,950	(60)	2006	2025
Newcastle upon Tyne, UK	—	787	5,063	641	787	5,704	6,491	(82)	2002	2025
Shildon, UK	—	373	2,856	—	373	2,856	3,229	(48)	2005	2025
Glasgow, UK	—	854	9,833	—	854	9,833	10,687	(171)	1996	2025
Glasgow, UK	—	276	5,638	—	276	5,638	5,914	(97)	1992	2025
Harrogate, UK	—	2,331	15,893	—	2,331	15,893	18,224	(271)	2007	2025
Motherwell, UK	—	1,427	3,210	—	1,427	3,210	4,637	(62)	1990	2025
Falkirk, UK	—	391	2,656	—	391	2,656	3,047	(49)	1860	2025
Stirling, UK	—	932	6,125	—	932	6,125	7,057	(107)	2004	2025
Carlisle, UK	—	—	8,529	—	—	8,529	8,529	(148)	2006	2025
Carlisle, UK	—	—	3,698	—	—	3,698	3,698	(64)	2006	2025
Carlisle, UK	—	—	2,863	—	—	2,863	2,863	(49)	2006	2025
York, UK	—	1,025	6,779	344	1,025	7,123	8,148	(128)	1996	2025
Chipping Norton, UK	—	10,824	2,237	—	10,824	2,237	13,061	(47)	1250	2025
Devon, UK	—	4,085	2,497	3	4,085	2,500	6,585	(59)	1920	2025
Ipswich, UK	—	1,482	5,765	—	1,482	5,765	7,247	(100)	1970	2025
Ipswich, UK	—	2,451	10,128	—	2,451	10,128	12,579	(173)	2011	2025
Bristol, UK	—	2,291	8,590	81	2,291	8,671	10,962	(147)	2014	2025
Worcester, UK	—	2,563	5,844	—	2,563	5,844	8,407	(105)	1995	2025
Wakefield, UK	—	1,722	2,198	—	1,722	2,198	3,920	(41)	1994	2025
Bradford, UK	—	866	2,908	—	866	2,908	3,774	(55)	1990	2025
Castleford, UK	—	1,257	3,291	—	1,257	3,291	4,548	(59)	1996	2025
Bradford, UK	—	2,200	1,301	—	2,200	1,301	3,501	(23)	1998	2025
Bradford, UK	—	993	2,979	—	993	2,979	3,972	(52)	1996	2025
Bradford, UK	—	1,039	1,519	—	1,039	1,519	2,558	(27)	2003	2025
Glasgow, UK	—	518	2,709	—	518	2,709	3,227	(48)	2004	2025
Glasgow, UK	—	879	7,970	—	879	7,970	8,849	(149)	2000	2025
Sterlingshire, UK	—	2,947	4,671	—	2,947	4,671	7,618	(112)	1996	2025
Lanarkshire, UK	—	828	10,981	—	828	10,981	11,809	(197)	2005	2025
Renfrewshire, UK	—	590	10,086	—	590	10,086	10,676	(175)	2003	2025
Aberdeen, UK	—	337	9,231	—	337	9,231	9,568	(157)	2008	2025
West Lothian, UK	—	1,724	2,087	—	1,724	2,087	3,811	(43)	1990	2025
Inverclyde, UK	—	673	8,816	—	673	8,816	9,489	(158)	2006	2025
Ayrshire, UK	—	343	4,974	—	343	4,974	5,317	(87)	2001	2025
Carlisle, UK	—	703	5,039	—	703	5,039	5,742	(92)	1990	2025
Bury St Edmonds, UK	—	3,951	5,017	—	3,951	5,017	8,968	(125)	1970	2025
Belfast, UK	—	—	6,604	—	—	6,604	6,604	(125)	1990	2025
Donaghadee, UK	—	1,786	2,125	—	1,786	2,125	3,911	(42)	1990	2025
Belfast, UK	—	663	4,522	—	663	4,522	5,185	(81)	1990	2025
Hartlepool, UK	—	634	11,364	—	634	11,364	11,998	(187)	2022	2025

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Wiltshire, UK	—	3,015	5,374	—	3,015	5,374	8,389	(95)	1800	2025
Norwich, UK	—	3,655	—	—	3,655	—	3,655	—	N/A	2025
Suffolk, UK	—	1,602	12,431	—	1,602	12,431	14,033	(203)	1600	2025
East Ayrshire, UK	—	391	2,072	—	391	2,072	2,463	(36)	1840	2025
Cornwall, UK	—	5,131	3,435	4	5,131	3,439	8,570	(79)	1980	2025
Belfast, UK	—	749	6,110	—	749	6,110	6,859	(107)	2001	2025
Larne, UK	—	1,107	7,509	—	1,107	7,509	8,616	(128)	2007	2025
South Molton, UK	—	2,678	13,038	—	2,678	13,038	15,716	(221)	2012	2025
South Molton, UK	—	2,512	4,232	—	2,512	4,232	6,744	(80)	1850	2025
Minehead, UK	—	6,137	6,822	—	6,137	6,822	12,959	(144)	1900	2025
Nottinghamshire, UK	—	1,197	11,010	73	1,197	11,083	12,280	(192)	2014	2025
Mansfield, UK	—	620	2,382	58	620	2,440	3,060	(47)	1883	2025
Glasgow, UK	—	708	2,985	—	708	2,985	3,693	(56)	1996	2025
Glasgow, UK	—	352	855	—	352	855	1,207	(16)	1990	2025
Glasgow, UK	—	1,108	2,931	—	1,108	2,931	4,039	(56)	1996	2025
New Romney, UK	—	1,744	5,149	741	1,744	5,890	7,634	(93)	1997	2025
Kent, UK	—	14,230	8,207	—	14,230	8,207	22,437	(207)	1995	2025
Kirkcaldy, UK	—	547	5,733	—	547	5,733	6,280	(94)	2005	2025
Leven, UK	—	447	2,548	—	447	2,548	2,995	(45)	1980	2025
Cowdenbeath, UK	—	452	1,677	—	452	1,677	2,129	(33)	1990	2025
Auchtertool, UK	—	559	2,502	—	559	2,502	3,061	(44)	1970	2025
Crossgates, UK	—	446	3,480	—	446	3,480	3,926	(59)	2007	2025
Cardenden, UK	—	334	2,522	—	334	2,522	2,856	(46)	1910	2025
Crossgates, UK	—	261	1,437	—	261	1,437	1,698	(26)	1980	2025
Glenrothes, UK	—	650	712	—	650	712	1,362	(14)	1994	2025
Falkland, UK	—	584	4,987	—	584	4,987	5,571	(83)	2013	2025
Glenrothes, UK	—	441	6,715	—	441	6,715	7,156	(110)	2009	2025
Kirkcaldy, UK	—	615	3,337	—	615	3,337	3,952	(61)	1975	2025
Cellardyke, UK	—	787	2,438	—	787	2,438	3,225	(45)	2000	2025
Cheshire, UK	—	4,740	5,960	90	4,740	6,050	10,790	(142)	1900	2025
Shrewsbury, UK	—	10,121	10,422	89	10,121	10,511	20,632	(275)	1905	2025
Wellington, UK	—	3,579	10,715	—	3,579	10,715	14,294	(214)	1875	2025
Bridgnorth, UK	—	5,961	7,038	56	5,961	7,094	13,055	(160)	1850	2025
Shrewsbury, UK	—	1,899	9,161	71	1,899	9,232	11,131	(155)	1990	2025
Church Stretton, UK	—	2,804	4,569	—	2,804	4,569	7,373	(94)	1779	2025
Darlington, UK	—	820	2,477	—	820	2,477	3,297	(45)	1990	2025
Northamptonshire, UK	—	2,131	8,199	—	2,131	8,199	10,330	(95)	1986	2025
Scarborough, UK	—	634	2,600	—	634	2,600	3,234	(29)	2003	2025
Nuneaton, UK	—	1,222	4,676	—	1,222	4,676	5,898	(51)	2000	2025
North Tyneside, UK	—	840	7,340	—	840	7,340	8,180	(78)	1996	2025
Knottingley, UK	—	788	3,110	—	788	3,110	3,898	(34)	1995	2025

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

Jarrow, UK	—	906	3,313	—	906	3,313	4,219	(37)	2000	2025
Darlington UK	—	1,760	3,327	—	1,760	3,327	5,087	(44)	2004	2025
Bilston, UK	—	1,328	5,103	—	1,328	5,103	6,431	(33)	1995	2025
	—	308,084	920,781	13,996	307,406	914,371	1,221,777	(61,115)
Senior Housing Managed:
Kyle, TX	—	1,697	12,707	—	1,697	12,707	14,404	(32)	2013	2025
League City, TX	—	1,047	12,393	—	1,047	12,393	13,440	(27)	2013	2025
Manvel, TX	—	1,091	9,165	—	1,091	9,165	10,256	(21)	2014	2025
	—	3,835	34,265	—	3,835	34,265	38,100	(80)
	—	$634,758	$3,343,167	$133,505	$632,466	$3,457,879	$4,090,345	$(467,180)
(1) The aggregate cost of real estate for federal income tax purposes was $4.1 billion.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

	Year Ended December 31,
Real estate:	2025	2024	2023
Balance at the beginning of the period	$2,587,331	$1,899,290	$1,721,871
Acquisitions	1,559,055	793,733	233,876
Improvements	11,821	6,514	8,878
Impairment	—	(4,430)	(10,078)
Sales and/or transfers to assets held for sale, net	(67,862)	(107,776)	(55,257)
Balance at the end of the period	$4,090,345	$2,587,331	$1,899,290
Accumulated depreciation:
Balance at the beginning of the period	$(390,218)	$(350,732)	$(315,914)
Depreciation expense	(80,450)	(50,896)	(45,275)
Impairment	—	906	2,076
Sales and/or transfers to assets held for sale, net	3,488	10,504	8,381
Balance at the end of the period	$(467,180)	$(390,218)	$(350,732)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2025
(dollars in thousands)

Description	Contractual Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens		Principal Balance	Book Value (1)	Carrying Amount of Loans Subject to Delinquent Principal or Interest

Mortgage Secured Loans:
Multiple (21 SNF, 16 Senior housing)	8.4%		2029	(3)	$—		$260,000	$267,950	N/A
North Carolina (7 SNF)	9.2%	(2)	2029	(6)	—		174,000	182,562	N/A
West Virginia (18 SNF)	8.5%		2028	(3)	507,500	(4)	75,000	73,450	N/A
California (1 Senior housing)	9.3%		2028	(3)	—		36,750	37,099	N/A
West Virginia (18 SNF)	9.7%		2028	(3)	478,500	(4)	29,000	29,239	N/A
Tennessee (2 SNF)	9.1%		2031	(3)	—		26,675	27,174	N/A
California (1 SNF, 2 Senior housing)	9.0%		2033	(3)	—		25,993	26,105	N/A
Washington (2 SNF)	8.5%		2035	(3)	—		25,065	25,200	N/A
United Kingdom (1 Senior housing)	8.5%		2026	(3)	—		20,888	21,728	N/A
Maryland (1 SNF)	9.6%	(2)	2039	(3)	—		19,190	19,400	N/A
Florida (2 SNF)	9.0%		2028	(3)	—		15,727	15,640	N/A
Washington (1 SNF)	8.5%		2034	(3)	—		11,250	11,332	N/A
Colorado (1 SNF )	8.5%		2034	(3)	—		9,800	10,336	N/A
California (1 Senior housing)	9.9%		2026	(3)	—		6,300	6,386	N/A
California (4 SNF)	12.0%		2026	(6)	38,330	(5)	3,564	3,593	N/A
Florida (1 Senior housing)	9.0%		2027	(3)	—		1,000	1,008	N/A
Mezzanine Loans:
West Virginia (18 SNF)	11.0%		2032	(3)	582,500	(4)	25,000	23,575	N/A
Maryland (2 SNF)	13.2%	(2)	2034	(3)	33,310	(5)	11,511	11,740	N/A
Missouri (8 SNF, 2 Senior housing)	14.0%	(2)	2027	(6)	100,200	(5)	9,800	10,390	N/A
California (2 SNF)	11.5%		2029	(3)	13,156	(5)	7,365	7,438	N/A
Maryland (1 SNF)	12.5%		2030	(3)	7,252	(5)	3,300	3,332	N/A
					$1,760,748		$797,178	$814,677
(1)The aggregate cost for federal income tax purposes was $797.2 million as of December 31, 2025.
(2)Interest rates are variable and represent the rate in effect as of December 31, 2025.
(3)Interest is due monthly, and principal is due at the maturity date.
(4)The secured term loan was structured with an “A” tranche, a “B” tranche, and a “C” tranche, with the “C” tranche being the most subordinate. The Company’s loans constituted the entirety of the “B” and “C” tranches. The Company also extended a mezzanine loan to the borrower group. Accordingly, the amounts of the prior liens at December 31, 2025 are estimated.
(5)The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2025 are estimated.
(6)Interest is due monthly, and principal begins amortizing during the term of the loan.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2025
(dollars in thousands)
Changes in mortgage secured and mezzanine loans are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Balance at beginning of period	$741,004	$178,568	$156,368
Additions during period:
New mortgage and mezzanine loans	131,213	555,203	53,834
Interest income added to principal	647	2,600	388
Total additions	131,860	557,803	54,222
Deductions during period:
Paydowns/Repayments	(73,901)	(4,412)	(25,537)
Unrealized gain (loss), net	16,181	9,045	(6,485)
Amortized fees	(117)	—	—
Total deductions	(57,837)	4,633	(32,022)
Change in balance due to foreign currency translation	(350)	—	—
Balance at end of period	$814,677	$741,004	$178,568