Form 10-Q
period 2026-03-31
CareTrust REIT, Inc.
filed 2026-05-07
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 6, 2026, there were 236,240,235 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets:
Real estate investments, net	$3,876,643	$3,709,576
Financing receivable, at fair value (including accrued interest of $1,261 as of March 31, 2026 and $913 as of December 31, 2025)	92,541	92,193
Other real estate related investments, net (including accrued interest of $7,610 as of March 31, 2026 and $5,759 as of December 31, 2025)	931,546	899,262
Cash and cash equivalents	223,207	198,042
Accounts and other receivables	14,465	10,368
Prepaid expenses and other assets, net	90,859	230,427
Deferred financing costs, net	7,874	8,568
Total assets	$5,237,135	$5,148,436
Liabilities and Equity:
Senior unsecured notes payable, net	$398,038	$397,816
Senior unsecured term loan, net	496,608	496,404
Accounts payable, accrued liabilities and deferred rent liabilities	100,073	120,442
Dividends and distributions payable	88,547	74,806
Total liabilities	1,083,266	1,089,468
Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	15,705	18,156

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 226,531,431 and 222,746,343 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,265	2,227
Additional paid-in capital	4,638,336	4,518,977
Cumulative distributions in excess of earnings	(500,038)	(491,796)
Accumulated other comprehensive (loss) income	(8,967)	5,872
Total stockholders’ equity	4,131,596	4,035,280
Noncontrolling interests	6,568	5,532
Total equity	4,138,164	4,040,812
Total liabilities and equity	$5,237,135	$5,148,436

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$114,196	$71,646
Resident fees and services	3,852	—
Interest income from financing receivable	2,778	2,807
Interest income from other real estate related investments and other income	21,957	22,168
Total revenues	142,783	96,621
Expenses:
Depreciation and amortization	29,430	17,841
Interest expense	11,242	6,669
Property taxes and insurance	2,453	2,065
Senior housing operating expenses	3,106	—
Transaction costs	207	888
Property operating expenses	296	105
General and administrative	14,337	9,023
Total expenses	61,071	36,591
Other income:
Gain on sale of real estate, net	—	3,876
Unrealized gain on other real estate related investments, net	7	1,287
Gain on foreign currency transactions, net	57	—
Total other income	64	5,163
Income before income tax expense	81,776	65,193
Income tax expense	(2,271)	—
Net income	79,505	65,193
Net loss attributable to noncontrolling interests	(705)	(609)
Net income attributable to CareTrust REIT, Inc.	$80,210	$65,802

Earnings per common share attributable to CareTrust REIT, Inc:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35
Weighted-average number of common shares:
Basic	223,014	187,152
Diluted	223,955	187,416

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$79,505	$65,193
Other comprehensive income (loss):
Foreign currency translation	(18,380)	—
Cash flow hedges	3,541	—
Total other comprehensive loss	(14,839)	—
Total comprehensive income	64,666	65,193
Total comprehensive loss attributable to noncontrolling interests	(705)	(609)
Comprehensive income attributable to CareTrust REIT, Inc.	$65,371	$65,802

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2025	222,746,343	$2,227	$4,518,977	$(491,796)	$5,872	$4,035,280	$5,532	$4,040,812	$18,156
Issuance of common stock, net	3,500,000	35	127,869	—	—	127,904	—	127,904	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	285,088	3	(10,493)	—	—	(10,490)	—	(10,490)	—
Amortization of stock-based compensation	—	—	1,983	—	—	1,983	1,465	3,448	—
Common dividends ($0.39 per share)	—	—	—	(88,452)	—	(88,452)	—	(88,452)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(486)	(486)	(1,814)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125	—
Net income (loss)	—	—	—	80,210	—	80,210	(68)	80,142	(637)
Other comprehensive loss	—	—	—	—	(14,839)	(14,839)	—	(14,839)	—
Balance at March 31, 2026	226,531,431	$2,265	$4,638,336	$(500,038)	$(8,967)	$4,131,596	$6,568	$4,138,164	$15,705

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2024	186,993,010	$1,870	$3,439,117	$(532,570)	$—	$2,908,417	$2,723	$2,911,140	$18,243
Issuance of common stock, net	553,023	6	15,556	—	—	15,562	—	15,562	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	123,915	1	(3,326)	—	—	(3,325)	—	(3,325)	—
Amortization of stock-based compensation	—	—	3,909	—	—	3,909	—	3,909	—
Common dividends ($0.335 per share)	—	—	—	(63,053)	—	(63,053)	—	(63,053)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)	(900)
Contributions from noncontrolling interests	—	—	—	—	—	—	642	642	768
Net income (loss)	—	—	—	65,802	—	65,802	106	65,908	(715)
Balance at March 31, 2025	187,669,948	$1,877	$3,455,256	$(529,821)	$—	$2,927,312	$3,469	$2,930,781	$17,396

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$79,505	$65,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	29,472	17,865
Amortization of deferred financing costs	1,120	914
Unrealized gain on other real estate related investments, net	(7)	(1,287)
Amortization of stock-based compensation	3,448	3,909
Straight-line rental income	(3,843)	7
Amortization of lease incentives	49	49
Amortization of above and below market leases	1	(926)
Noncash interest income	(2,082)	(1,904)
Gain on sale of real estate, net	—	(3,876)
Change in operating assets and liabilities:
Accounts and other receivables	(512)	(788)
Prepaid expenses and other assets, net	(1,486)	(3,451)
Accounts payable, accrued liabilities and deferred rent liabilities	(15,300)	(4,323)
Net cash provided by operating activities	90,365	71,382
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(71,727)	(40,162)
Purchases of equipment, furniture and fixtures and improvements to real estate	(3,160)	(2,276)
Investment in real estate related investments and other loans receivable	(30,549)	(6,389)
Principal payments received on real estate related investments and other loans receivable	340	4,582
Escrow deposits for potential acquisitions of real estate	(153)	(36,066)
Net proceeds from sales of real estate	—	44,401
Net cash used in investing activities	(105,249)	(35,910)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	127,904	15,562
Borrowings under unsecured revolving credit facility	—	425,000
Payments on deferred financing costs	—	(141)
Net-settle adjustment on restricted stock	(10,490)	(3,325)
Dividends paid on common stock	(74,805)	(54,388)
Contributions from noncontrolling interests	125	1,410
Distributions to noncontrolling interests	(2,204)	(902)
Net cash provided by financing activities	40,530	383,216
Effect of foreign currency translation on cash and cash equivalents	(481)	—
Net increase in cash and cash equivalents	25,165	418,688
Cash and cash equivalents as of the beginning of period	198,042	213,822
Cash and cash equivalents as of the end of period	$223,207	$632,510
Supplemental disclosures of cash flow information:
Interest paid	$6,238	$450
Supplemental schedule of noncash investing and financing activities:
Increase in dividends and distributions payable	$13,741	$8,665
Accrued costs payable related to acquisitions of real estate	$487	$—

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

1. ORGANIZATION
Description of Business—CareTrust REIT, Inc.’s (“CareTrust REIT” or the “Company”, “we” or “our”) primary business consists of acquiring, financing, developing and owning real property to be leased to third-party tenants in the healthcare sector located in the United States (“U.S.”) and the United Kingdom (“U.K.”). The Company has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and is structured as an umbrella partnership REIT under which all of the Company’s assets are owned directly or indirectly by, and all of the Company’s operations are conducted directly or indirectly through, its operating subsidiary, CTR Partnership, L.P. (the “Operating Partnership”).
As of March 31, 2026, the Company owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 417 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 38,512 operational beds and units located in 32 states and the U.K. with the highest concentration of properties by rental income located in California, the U.K., Texas and Tennessee. As of March 31, 2026, the Company also had other real estate related investments consisting of four preferred equity investments, 17 real estate secured loans receivable, and five mezzanine loans receivable with a carrying value of $931.5 million and one financing receivable with a carrying value of $92.5 million.
During the fourth quarter of 2025, the Company began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating portfolio (“SHOP”). As of March 31, 2026, the Company also owned, indirectly in consolidated joint ventures, the properties and operations of three senior housing communities consisting of 270 units in Texas that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements under the Company’s SHOP platform.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying condensed consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements of the Company include the accounts of CareTrust REIT, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) over which the Company exercises control. All intercompany transactions and account balances within the Company have been eliminated, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
Recent Accounting Pronouncements
Not Yet Adopted—On November 4, 2024, the Financial Accounting Standards Board issued Accounting Standards Updates (“ASU”) 2024-03, which requires disaggregated disclosures of income statement expenses for public business entities. The ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating its adoption timeline and the impact on its disclosures.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Land	$641,351	$632,466
Buildings and improvements	3,642,157	3,457,879
Integral equipment, furniture and fixtures	136,958	134,544
Identified intangible assets	48,912	48,332
Real estate investments	4,469,378	4,273,221
Accumulated depreciation and amortization(1)	(592,735)	(563,645)
Real estate investments, net	$3,876,643	$3,709,576
(1) As of March 31, 2026 and December 31, 2025, accumulated depreciation and amortization included $2.6 million and $1.5 million, respectively, of accumulated amortization related to lease intangibles. The lease intangibles are amortized over the term of each related lease.
As of March 31, 2026, all of the Company's owned facilities were leased to various operators under triple-net leases. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) or Retail Price Index (“RPI”) (but not less than zero), some of which are subject to a floor and/or cap, or fixed rent escalators. In addition, three properties are managed on behalf of the Company by a third-party operator pursuant to a management agreement.
As of March 31, 2026, the Company’s total future contractual minimum rental income for all of its operating leases, excluding operating expense reimbursements, was as follows (dollars in thousands):

Year	Amount
2026 (nine months remaining)	$322,286
2027	439,167
2028	444,740
2029	447,853
2030	450,132
2031	440,235
Thereafter	3,289,078
Total	$5,833,491

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Tenant Purchase Options
Certain of the Company’s tenants hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date		Option Type(1)	Current Cash Rent(2)
SNF	2	October 2032	03/05/2027	(3)	B	3,468	(8)
SNF	2	May 2034	06/01/2026	(4)	B	3,064	(9)
SNF	1	November 2034	12/01/2027	(5)	A	1,125
SNF	6	November 2039	12/01/2027	(6)	B	10,503
SNF	1	August 2040	09/01/2028	(7)	B	741
(1) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of March 31, 2026.
(3) Option window is open for six months from the option period open date.
(4) Option window is open for nine months from the option period open date.
(5) Option window is open until the expiration of the lease term.
(6) Lease agreement provides for the purchase of one to two properties in each window over four option windows, for a total of six properties. Each option window opens at the beginning of each of lease years four, five, six, and seven beginning December 1, 2027 and is open for one year.
(7) Option window is open for 24 months from the option period open date.
(8) Option provides for purchase of any two of the three properties. The current cash rent shown is an average of the range of $3.3 million to $3.6 million.
(9) Option provides for purchase of any one of five properties in the first option window and another one of five properties in the second option window beginning June 1, 2027. The current cash rent shown is an average of the range of $2.7 million to $3.5 million. Provided the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have an option for all properties then remaining in the master lease.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended March 31,
Rental Income	2026	2025
Contractual rent due(1)	$110,403	$70,776
Straight-line rent	3,843	(7)
Amortization of lease incentives	(49)	(49)
Amortization of above and below-market lease intangibles	(1)	926
Total	$114,196	$71,646
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended March 31, 2026 and 2025 were $2.4 million and $2.3 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the three months ended March 31, 2026 (dollars in thousands):

Type of Property	Purchase Price(1)	Number of Properties	Number of Beds/Units(2)
Skilled nursing triple-net	$141,205	6	532
Senior housing triple-net	70,724	4	358
Total	$211,929	10	890
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
Lease Amendments and Terminations
Amended Kalesta Lease. On February 28, 2025, the Company acquired one senior housing community. In connection with the acquisition, the Company amended its existing triple-net master lease with affiliates of Kalesta Healthcare, LLC (“Kalesta”) to include the senior housing community and extend the initial lease term. The Kalesta master lease, as amended, had a remaining term at the date of amendment of approximately 15 years. Annual cash rent under the amended Kalesta master lease increased by approximately $1.9 million.
Ridgeline Lease Termination and NC Jaybird Lease. Effective December 31, 2024, the Company terminated its master lease with affiliates of Ridgeline Properties, LLC (“Ridgeline”). The Company entered into a new master lease (the “NC Jaybird Lease”) with affiliates of Jaybird Senior Living, Inc. (“Jaybird”) with respect to two senior housing communities in North Carolina previously leased to Ridgeline. The NC Jaybird Lease commenced on January 1, 2025 with an initial term of approximately 12 years, featuring two five-year renewal options and CPI-based rent escalators. Under the NC Jaybird Lease, Jaybird will receive three months of abated rent, followed by 15 months of rent calculated as a percentage of the tenants’ gross revenue. Subsequently, the next 12 months will have a fixed annual cash rent amount of $0.8 million increasing annually based on CPI. Annual cash rent under the terminated master lease for the two senior housing communities in North Carolina was $0.8 million.
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment. As of March 31, 2026, there were no properties classified as held for sale.
Asset Sales and Held for Sale Reclassifications
There were no asset sales during the three months ended March 31, 2026. The following table summarizes the Company’s asset sales for the three months ended March 31, 2025 (dollars in thousands):

Number of properties(1)	5
Net sales proceeds	$44,401
Net carrying value	40,525
Net gain on sale	$3,876
(1) One non-operational previously impaired property sold during the three months ended March 31, 2025 was not classified as held for sale as of December 31, 2024.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s assets held for sale activity for the three months ended March 31, 2025 (dollars in thousands):

	Net Carrying Value	Number of Facilities
December 31, 2024	$57,261	10
Assets sold	(40,525)	(4)
March 31, 2025	$16,736	6

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

5. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of March 31, 2026 and December 31, 2025, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

	Property Count and Type(8)						As of March 31, 2026	As of December 31, 2025
Loans Receivable, at Fair Value:	SNF	Senior housing	Principal Balance as of March 31, 2026	Fair Value as of March 31, 2026(1)	Principal Balance as of December 31, 2025	Fair Value as of December 31, 2025(1)	Weighted Average Contractual Interest Rate(2), (3)	Weighted Average Contractual Interest Rate(2), (3)	Maturity Date
Mortgage secured loans receivable(4)	60	21	$723,014	$742,440	$719,314	$736,474	8.8%	8.8%	6/1/2026 - 9/30/2039
Mezzanine loans receivable(4)	31	2	56,970	56,460	56,976	56,476	12.1%	12.1%	7/25/2027 - 12/31/2034
Total			$779,984	$798,900	$776,290	$792,950
Loans Receivable, at Amortized Cost:	U.K. Care Homes		Principal Balance as of March 31, 2026	Book Value as of March 31, 2026(5)	Principal Balance as of December 31, 2025	Book Value as of December 31, 2025	Weighted Average Effective Interest Rate	Weighted Average Effective Interest Rate	Maturity Date
Mortgage secured loans receivable	2		$46,956	$48,061	$20,888	$21,728	7.6%	6.1%	9/21/2026 - 1/19/2027
			$46,956	$48,061	$20,888	$21,728
			Principal Balance as of March 31, 2026	Book Value as of March 31, 2026	Principal Balance as of December 31, 2025	Book Value as of December 31, 2025	Weighted Average Contractual Interest Rate	Weighted Average Effective Interest Rate	Maturity Date
Preferred equity			$83,782	$84,585	$83,782	$84,585	11.5%	11.5%	N/A
Total			$83,782	$84,585	$83,782	$84,585
Financing Receivable, at Fair Value:	SNF	Senior housing	Principal Balance as of March 31, 2026	Fair Value as of March 31, 2026(6)	Principal Balance as of December 31, 2025	Fair Value as of December 31, 2025(6)	Weighted Average Effective Interest Rate(7)	Weighted Average Effective Interest Rate(7)	Maturity Date
Financing receivable	35	6	$91,280	$92,541	$91,280	$92,193	12.0%	12.0%	11/30/2039
Total			$91,280	$92,541	$91,280	$92,193
(1)Fair value of mortgage secured loans receivable includes $5.3 million and $3.9 million of accrued interest as of March 31, 2026 and December 31, 2025, respectively. Fair value of mezzanine loans receivable includes $0.6 million of accrued interest as of March 31, 2026 and December 31, 2025.
(2)Rates are net of subservicing fee, if applicable.
(3)One mortgage secured loan receivable and one mezzanine loan receivable use term secured overnight financing rate (“SOFR”), which are subject to a floor for certain of the loans. Term SOFR used as of March 31, 2026 was 3.66%.
(4)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable property counts are included in both respective totals.
(5)Book value of loan receivable, at amortized cost, includes $0.2 million and $0.4 million of unamortized loan costs, net as of March 31, 2026 and December 31, 2025, respectively.
(6)Fair value of financing receivable includes $1.3 million and $0.9 million of accrued interest as of March 31, 2026 and December 31, 2025, respectively.
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
(8)Property count and type are as of March 31, 2026.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other real estate related investments activity for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Origination of other real estate related investments	$30,549	$6,389
Accrued interest, net	1,851	1,280
Unrealized gain on other real estate related investments, net	7	1,287
Amortization of fees	(118)	—
Payments of other real estate related investments	(6)	(4,360)
Net change in other real estate related investments	$32,283	$4,596
2026 Other Real Estate Related Investment Transactions
The following table summarizes the Company’s other real estate related investments from January 1, 2026 through March 31, 2026 (dollars in thousands):

Investment Type	Investment	Effective Interest Rate	Number of Properties		Maturity Date	Accounting Policy
Mortgage secured loan receivable(1)	$26,849	8.7%	1		1/19/2027	Amortized Cost
Mortgage secured loan receivable	3,700	8.6%	—	(2)	5/31/2035	Fair Value Option
Total	$30,549	8.7%	1
(1)Loans originated in British Pound (“GBP”) are converted at the spot rate on date of investment.
(2)Includes an additional funding on an existing mortgage secured loan receivable.
2025 Other Real Estate Related Investment Transactions
The following table summarizes the Company’s other real estate related investments from January 1, 2025 through March 31, 2025 (dollars in thousands):

Investment Type	Investment	Effective Interest Rate	Number of Properties(1)	Maturity Date	Accounting Policy
Mezzanine loan receivable	$6,389	13.0%	—	12/31/2034	Fair Value Option
Total	$6,389	13.0%	—
(1)Includes an additional funding on an existing mezzanine loan receivable.
In February 2025, the Company received a partial prepayment on one mortgage loan in the amount of $4.4 million in connection with the borrower’s election to release one skilled nursing facility from the loan. In April 2025, the remaining outstanding balance of $2.9 million was paid off.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Financing Receivable
On December 5, 2024, the Company invested $95.7 million, exclusive of transaction costs, to acquire a portfolio of 46 properties in Illinois in a sale and leaseback transaction with a skilled nursing operator. In connection with the transaction, the Company entered into a new triple-net master lease with the skilled nursing operator and provided the operator with options to repurchase the properties, structured over multiple tranches, with various option window start dates, beginning December 1, 2024, and open through the remainder of the 15-year term. As such, the Company determined that the sale and leaseback transaction met the accounting criteria to be presented as a financing receivable on its condensed consolidated balance sheets and recorded interest income from financing receivable on its condensed consolidated income statements. Interest income is based on an imputed interest rate over the term of the applicable financing arrangement and as a result the interest recognized in any particular period will not equal the cash payments from the agreement in that period. During the three months ended December 31, 2025, the operator exercised one of its purchase options with respect to three facilities, reducing the outstanding principal of the financing receivable by approximately $4.4 million. Cash received from the financing receivable was $2.4 million and $2.2 million during the three months ended March 31, 2026 and 2025, respectively. The Company elected the fair value option for the financing receivable.
Other Loans Receivables
As of March 31, 2026 and December 31, 2025, the Company’s other loans receivable, which are included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

					As of March 31, 2026	As of December 31, 2025
Investment	Principal Balance as of March 31, 2026	Book Value as of March 31, 2026	Principal Balance as of December 31, 2025	Book Value as of December 31, 2025	Weighted Average Contractual Interest Rate	Weighted Average Contractual Interest Rate	Maturity Date
Other loans receivable	$29,022	$29,878	$29,509	$30,217	8.4%	8.4%	6/1/2026 - 12/31/2030
Expected credit loss	—	(6,994)	—	(6,994)
Total	$29,022	$22,884	$29,509	$23,223
The following table summarizes the Company’s other loans receivable activity for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Principal payments	$(333)	$(222)
Accrued interest, net	148	32
Foreign currency translation	(154)	—
Net change in other loans receivable	$(339)	$(190)
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the three months ended March 31, 2026 and 2025, the Company had no additional expected credit loss and did not consider any loan receivable investments to be impaired.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the interest and other income recognized from the other real estate related investments, other loans receivable and other investments during the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
Investment	2026	2025
Mortgage secured loans receivable	$16,658	$14,388
Mezzanine loans receivable	1,724	2,821
Preferred equity investments	2,399	1,497
Other loans receivable	521	334
Financing receivable	2,778	2,807
Other(1)	655	3,128
Total	$24,735	$24,975
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
As of March 31, 2026, the Company has one foreign currency forward contract with £7.7 million in notional value, which is designated as a cash flow hedge. The Company entered into cash flow hedges to hedge the foreign currency risk of intercompany loans denominated in GBP.
As of March 31, 2026, the Company has two interest rate swaps with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility (as defined below). The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2026:

Derivative	Notional Amount (in thousands)	Maturity or Settlement Date	Index	Strike Rate	Fair Value as of March 31, 2026 (in thousands)	Fair Value as of December 31, 2025 (in thousands)
Cash flow hedge	£7,741	June 2026	GBP-USD exchange rate	$1.34	$98	$(67)
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	112	(1,543)
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	111	(1,543)

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three months ended March 31, 2026 (dollars in thousands):

	For the three months ended March 31, 2026
	Gain recognized in Other Comprehensive Income (Loss)	Gain reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Income Statement Location
Cash flow hedge	$289	$(57)	Gain on foreign currency transactions, net
Interest rate swap	3,505	(196)	Interest expense
	$3,794	$(253)
The Company estimates that an additional $0.6 million will be reclassified from accumulated other comprehensive income as a net decrease to interest expense and $0.1 million will be reclassified from accumulated other comprehensive income to gain on foreign currency transactions over the next 12 months.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Assets:
Mortgage secured loans receivable	$—	$—	$742,440	$742,440
Mezzanine loans receivable	—	—	56,460	56,460
Financing receivable	—	—	92,541	92,541
Cash flow hedges	—	321	—	321
Total assets	$—	$321	$891,441	$891,762

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Mortgage secured loans receivable	$—	$—	$736,474	$736,474
Mezzanine loans receivable	—	—	56,476	56,476
Financing receivable	—	—	92,193	92,193
Total assets	$—	$—	$885,143	$885,143
Liabilities:
Cash flow hedges	$—	$3,220	$—	$3,220
Total liabilities	$—	$3,220	$—	$3,220

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance as of December 31, 2025	$736,474	$56,476	$92,193
Originations	3,700	—	—
Accrued interest, net	1,441	—	348
Unrealized gain (loss), net	825	(10)	—
Payments	—	(6)	—
Balance as of March 31, 2026	$742,440	$56,460	$92,541
Real estate secured and mezzanine loans receivable, at fair value: The fair value of the secured and mezzanine loans receivable were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three months ended March 31, 2026, the Company recorded a net unrealized gain of $0.8 million on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. During the three months ended March 31, 2025, the Company recorded a net unrealized gain of $1.3 million on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. As of March 31, 2026 and December 31, 2025, the Company did not have any loans that were 90 days or more past due.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivable as of March 31, 2026:

Type	Book Value as of March 31, 2026	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$742,440	Discounted cash flow	Discount Rate	7% - 13%
Mezzanine loans receivable	56,460	Discounted cash flow	Discount Rate	10% - 13%
Derivative instruments: The Company estimates the fair value of derivative instruments, including its swaps and foreign currency forwards, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information.
Financing receivable: The fair value was determined using a widely accepted valuation technique, discounted cash flow analysis, on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at March 31, 2026 was 12%.
For the three months ended March 31, 2026, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s preferred equity investments and the Notes (as defined in Note 8, Debt, below) as of March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):

		March 31, 2026			December 31, 2025
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Preferred equity investments	3	$83,782	$84,585	$84,585	$83,782	$84,585	$84,585
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$398,038	$385,500	$400,000	$397,816	$394,216
Cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.
Preferred equity investments: The fair values of the preferred equity investments were estimated using a discounted cash flow model that considered the expected future cash flows of the investments, the underlying collateral value, market interest rates and other credit enhancements. The Company utilized discount rates ranging from 11% to 15% in its fair value calculations. As such, the Company classifies these instruments as Level 3.
Loans receivable, at amortized cost: The carrying value of the loans receivable at amortized cost approximates fair value due to the short-term nature of these instruments.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

8. DEBT
The following table summarizes the balance of the Company’s indebtedness as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026			December 31, 2025
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(1,962)	$398,038	$400,000	$(2,184)	$397,816
Senior unsecured term loan	500,000	(3,392)	496,608	500,000	(3,596)	496,404
	$900,000	$(5,354)	$894,646	$900,000	$(5,780)	$894,220
Senior Unsecured Notes Payable
2028 Senior Notes. On June 17, 2021, the Operating Partnership, and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The Notes were issued at par, resulting in gross proceeds of $400.0 million and net proceeds of approximately $393.8 million after deducting underwriting fees and other offering expenses. The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021.
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
The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Company and all of CareTrust’s existing and future subsidiaries (other than the Issuers) that guarantee obligations under the Third Amended Credit Agreement (as defined below); provided, however, that such guarantees are subject to automatic release under certain customary circumstances.
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
As of March 31, 2026, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
On January 14, 2026, the Operating Partnership entered into a second amendment to the Third Amended Credit Agreement (the “Second Amendment to the Third Amended Credit Agreement”). The Second Amendment to the Third Amended Credit Agreement amended the definition of Permitted Encumbrances to include liens on assets located in the U.K. or on equity interests of any person owning such assets, in each case, securing intercompany loans.
The interest rates applicable to loans under the Third Amended Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Third Amended Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elects to decrease the applicable margin as described above, in which case the Operating Partnership will pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.80% per annum or Term SOFR or Daily Simple SOFR plus a margin ranging from 1.10% to 1.80% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). The First Amendment to the Third Amended Credit Agreement removed the SOFR credit spread adjustment applicable to loans under the Third Amended Revolving Facility bearing interest at Term SOFR or Daily Simple SOFR.
As of March 31, 2026, the Operating Partnership had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of March 31, 2026, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.
Schedule of Debt Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of March 31, 2026 (dollars in thousands):

	Term Loan	Senior Unsecured Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	400,000	400,000
2029	—	—	—
2030	500,000	—	500,000
Thereafter	—	—	—
Total Debt	$500,000	$400,000	$900,000
9. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Common Stock
At-The-Market Offering—On February 17, 2026, the Company entered into a new equity distribution agreement to issue and sell, from time to time, up to $1.0 billion in aggregate offering price of its common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated its previous $750.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of the Company’s shares of common stock under the ATM Program.
In the event the Company enters into an ATM forward contract to sell shares of common stock pursuant to the ATM Program, the Company would expect to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. As of March 31, 2026, 9.5 million shares remained unsettled under forward contracts, representing approximately $363.6 million in gross proceeds.
The following table summarizes the ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Number of shares	3,500	553
Average sales price per share	$37.00	$28.87
Gross proceeds(1)	$129,500	$15,964
(1) Total gross proceeds is before $1.0 million and $0.2 million of commissions paid to the sales agents and forward adjustments during the three months ended March 31, 2026 and 2025, respectively, under the ATM Program.
As of March 31, 2026, the Company had $879.0 million available for future issuances under the New ATM Program.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first three months of 2026 (dollars in thousands, except per share amounts):

For the Three Months Ended
March 31, 2026
Dividends declared per share	$0.39
Dividends payment date	April 15, 2026
Dividends payable as of record date	$88,452
Dividends record date	March 31, 2026
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
As of March 31, 2026, the redeemable noncontrolling interests did not meet the conditions for redemption.
10. STOCK-BASED COMPENSATION
All stock-based awards are subject to the terms of the CareTrust REIT, Inc. and CTR Partnership, L.P. Incentive Award Plan (the “Plan”). The Plan provides for the granting of stock-based compensation, including stock options, restricted stock, performance awards, restricted stock units, relative total stockholder return based stock awards, LTIP Units (as defined below) and other incentive awards to officers, employees and directors in connection with their employment with or services provided to the Company. Under the Plan, 5,000,000 shares have been authorized for awards.
Restricted Stock Awards and Units
Prior to 2026, the board of directors granted restricted stock awards (“RSAs”) and, beginning in 2026, the board of directors granted restricted stock units (“RSUs”). Under the Plan, RSAs and RSUs that are not TSR Units (as defined below) granted to employees of the Company typically vest in equal annual installments over a three year period. The board of directors granted RSAs to certain employees of the Company in 2025 (“2025 RSAs”) which vested in one installment over one year. RSAs granted to non-employee members of the board of directors (“Board Awards”) prior to 2026 vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Beginning in 2026, RSUs granted to non-employee members of the board vest in full on the one year anniversary of the grant date. Relative total shareholder return units (“TSR Units”) granted since 2021 are subject to both time and market based conditions and cliff vest after a three-year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. RSAs, RSUs and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

LTIP Units
On December 11, 2025, the Company, as the special limited partner of the Operating Partnership, and CareTrust GP, LLC, as the general partner of the Operating Partnership, entered into the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Amended Operating Partnership Agreement”). The amendments set forth in the Amended Operating Partnership Agreement established a new general class of units of limited partnership in the Operating Partnership designated as “LTIP Units” and designated four specific sub-classes of LTIP Units, including “Basic LTIP Units” and “Performance LTIP Units”, as defined and further set forth in the Amended Operating Partnership Agreement. LTIP Units are structured in a manner intended to qualify as “profits interests” for U.S. federal income tax purposes, which means they cannot have any value on the date of grant were the Operating Partnership to be liquidated on that date. As profits interests, LTIP Units only have value, other than with respect to the right to receive distributions, if the value of the assets of the Operating Partnership increases between the time of issuance of the LTIP Units and the date of a book-up event for partnership tax purposes.
Pursuant to an LTIP Unit program adopted by the Board in December 2025, each executive officer and certain other employees as well as members of the Board may elect to receive their annual Company equity awards in the form of Basic LTIP Units or Performance LTIPs, as applicable. Basic LTIP Units granted under the Plan generally vest in equal annual installments over a period of three years or, in the case of Basic LTIP Units awarded to members of the Board, on the first anniversary of their grant date. The Performance LTIP Units are scheduled to cliff vest at the end of a three-year period subject to a market-based performance condition tied to the Company’s TSR performance relative to a custom peer group consisting of other publicly traded healthcare REITs over the three-year period. The Performance LTIP Units are granted at the maximum potential payout, inclusive of expected distributions during the performance period. The number of units that ultimately vest can vary from 0% to 100% of target, and any difference from the original grant is forfeited. The fair value of the time-based Basic LTIP Units is determined based on the closing market price of the Company’s shares on the grant date less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the time-based Basic LTIP Units reaching parity with the value of the Company’s common stock. The fair value of market-based Performance LTIP Units is determined based on the Monte Carlo valuation model using the same assumptions as TSR Units described above less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the Performance LTIP Units reaching parity with the value of the Company’s common stock and the vesting terms of the awards. The total grant date fair value of LTIP Units granted during the three months ended March 31, 2026 was $16.4 million.
The following table summarizes the RSUs and LTIP Unit grants during the three months ended March 31, 2026:

	RSUs		LTIP Units
	Shares	Weighted Average Share Price	Units	Weighted Average Grant Date Fair Value per Unit
Granted	93,171	$38.72	786,870	$20.81
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$3,448	$3,909
As of March 31, 2026, there was $25.2 million of unamortized stock-based compensation expense related to the unvested RSAs, RSUs, TSR Units and LTIP Units, which is expected to be recognized over a weighted average period of approximately 2.1 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

11. INCOME TAXES
The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2014. To maintain REIT status, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, the Company is required to meet certain asset and income tests. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes to its stockholders. The Company also elected to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries (“TRS”), which are subject to federal, state and foreign income taxes. In addition, as a result of our investments in the U.K., the Company is subject to income taxes under the laws of the U.K.
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the three months ended March 31, 2026, as a result of ownership of investments in a TRS and the U.K., the Company was subject to federal, state and foreign income taxes under the respective tax laws of these jurisdictions.
The following table summarizes pretax income and income tax expense by geography for continuing operations for the period presented (dollars in thousands):

	For the Three Months Ended March 31, 2026
	Pretax income	Income tax expense
Domestic	$77,244	$111
Foreign	4,532	2,160
Total	$81,776	$2,271
The income tax expense for the three months ended March 31, 2026 was primarily due to income from foreign jurisdictions that are subject to withholding taxes.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. As of March 31, 2026 and December 31, 2025, deferred tax assets totaled zero and $0.1 million, respectively, and deferred tax liabilities totaled $7.6 million and $5.6 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

12. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three months ended March 31, 2026 and 2025, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to CareTrust REIT, Inc.	$80,210	$65,802
Less: Net income allocated to participating securities	(105)	(183)
Numerator for basic and diluted earnings available to common stockholders	$80,105	$65,619
Denominator:
Weighted-average basic common shares outstanding	223,014	187,152
Dilutive potential common shares - TSR Units	465	264
Dilutive potential common shares - forward equity agreements	476	—
Weighted-average diluted common shares outstanding	223,955	187,416

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.36	$0.35
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.36	$0.35
Antidilutive unvested RSAs and RSUs excluded from the computation	299	545

13. SEGMENT REPORTING
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The CODM evaluates performance based on net income, as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$114,196	$71,646
Resident fees and services	3,852	—
Interest income from financing receivable	2,778	2,807
Interest income from other real estate related investments and other income	21,957	22,168
Total revenues	142,783	96,621
Expenses:
Depreciation and amortization	29,430	17,841
Interest expense	11,242	6,669
Property taxes and insurance	2,453	2,065
Senior housing operating expenses	3,106	—
Transaction costs	207	888
Property operating expenses	296	105
Cash compensation	3,579	2,090
Incentive compensation	4,084	1,225
Share-based compensation	3,448	3,909
Professional services	1,528	876
Taxes and insurance	233	218
Other expenses(1)	1,465	705
General and administrative	14,337	9,023
Total expenses	61,071	36,591
Other income:
Gain on sale of real estate, net	—	3,876
Unrealized gain on other real estate related investments, net	7	1,287
Gain on foreign currency transactions, net	57	—
Total other income	64	5,163
Income before income tax expense	81,776	65,193
Income tax expense	(2,271)	—
Net income	79,505	65,193
Net loss attributable to noncontrolling interests	(705)	(609)
Net income attributable to CareTrust REIT, Inc.	$80,210	$65,802
(1)Other expenses include certain overhead expenses.
14. VARIABLE INTEREST ENTITIES
VIEs for Which the Company is the Primary Beneficiary
Noncontrolling Interests—The Company consolidates the Operating Partnership, a VIE in which the Company is considered the primary beneficiary. The Company has the power to direct the activities of the Operating Partnership that most significantly affect the Operating Partnership’s performance, and through its interest in the Operating Partnership, has both the right to receive benefits from and the obligation to absorb losses of the Operating Partnership.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The Company has entered into ventures with unrelated third parties to own real estate and has concluded that such ventures are VIEs. As the Company exercises power over and receives economic benefits from the VIEs, the Company is considered the primary beneficiary and consolidates the VIEs.
Total assets and total liabilities on the Company's condensed consolidated balance sheets include VIE assets and liabilities, excluding those of the Operating Partnership, as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Assets:
Real estate investments, net	$816,443	$822,457
Cash and cash equivalents	12,659	12,806
Accounts and other receivables	238	78
Prepaid and other assets	5,485	5,961
Total assets	$834,825	$841,302
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	$4,670	$4,856
Total liabilities	$4,670	$4,856
VIEs for Which the Company is not the Primary Beneficiary
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not exercise power over and/or does not have potentially significant economic exposure from the VIEs. The Company’s investment in the unconsolidated VIEs are carried in other real estate related investments on the condensed consolidated balance sheets and include two mortgage secured loans issued by the VIEs.
The fair value of the Company’s investment in the unconsolidated VIEs were £35.5 million and £15.5 million at March 31, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss from the unconsolidated VIEs were £35.5 million and £15.5 million at March 31, 2026 and December 31, 2025, respectively.
15. COMMITMENTS AND CONTINGENCIES
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The table below summarizes the Company’s existing, known commitments and contingencies as of March 31, 2026 (in thousands):

Remaining Commitment
Capital expenditures(1)	$5,593
Mortgage loans	66
Other loans receivable(2)	11,751
Earn-out obligations(3)	45,145
$62,555
(1)As of March 31, 2026, the Company had committed to fund expansions, construction, capital improvements and environmental, social and governance incentives at certain triple-net leased properties totaling $5.6 million, of which $4.1 million is subject to rent increase at the time of funding.
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
16. CONCENTRATION OF RISK
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
Major operator or borrower concentration – The Company has operators and borrowers from which it derived 10% or more of its revenue for the three months ended March 31, 2026 and 2025. The following table sets forth information regarding the Company’s major operators as of March 31, 2026 and 2025:

Percentage of Total Revenue
Operator/Borrower	Three Months Ended
March 31, 2026(1)
Ensign(2)	17%

March 31, 2025(1)
Ensign(2)	21%
PACS(2)	11%
(1) Based on the Company’s rental income, resident fees and services, and interest income on financing receivable and other real estate related investments, exclusive of operating expense reimbursements.
(2) Ensign and the PACS Group, Inc. (“PACS”) are subject to the registration and reporting requirements of the U.S. Securities and Exchange Commission (the “SEC”) and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign and PACS’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain geographies from which the Company derived 10% or more of its revenue for the three months ended March 31, 2026 and 2025:

Percentage of Total Revenue
Geography	Three Months Ended
March 31, 2026(1)
CA	17%
U.K.	17%
TX	11%

March 31, 2025(1)
CA	23%
TX	12%
TN	12%
(1) Based on the Company’s rental income, resident fees and services, and interest income on financing receivable and other real estate related investments, exclusive of operating expense reimbursements.
17. SUBSEQUENT EVENTS
Recent Acquisitions and Investments
On April 1, 2026, the Company acquired a senior housing community in California for $76.2 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the property, the Company amended an existing master lease with a senior housing operator. The amended master lease has a remaining term of 8.5 years, with two five-year renewal options. Annual cash rent under the amended lease increased by approximately $6.3 million.
On April 1, 2026, the Company extended a mortgage loan of $42.6 million. The mortgage loan is secured by five SNFs located in the Midwest and bears interest at a rate of 8.75% during the first year of the loan and 9.25% thereafter. The mortgage loan is set to mature on April 1, 2032, and includes a put and call option, subject to certain conditions, to purchase the real estate.
On April 16, 2026, the Company acquired four care homes in the U.K. for approximately £42.6 million, which includes estimated capitalized acquisition costs. In connection with the acquisition of the properties, the Company entered into new leases with a new operator of the Company. The leases have a term of 21 years and RPI‑based rent escalators, subject to a floor of 2% and a ceiling of 4%. Annual cash rent under the leases is £3.7 million.
On April 17, 2026, the Company invested $380.3 million, which includes estimated transaction costs, in 15 SNFs in California through a sale and leaseback transaction. The Company leased the properties back to affiliates of the seller and provided the seller-lessee with options to repurchase no more than five properties in each of three option windows, beginning in year nine. The master lease has a term of 15 years, with three five-year renewal options and fixed rent escalators. Annual cash rent under the lease is $33.0 million. In connection with the transaction, on April 17, 2026, the Company extended a mortgage loan of $20.0 million to affiliates of the seller. The mortgage loan is secured by a SNF located in California. The loan has a five-year term that is fully amortized at a rate of 8.65%. On April 20, 2026, the Company amended and restated the loan agreement to add an additional $35.0 million of principal at the existing terms, secured by two additional skilled nursing facilities in Washington. The mortgage loan matures April 30, 2031. In addition, on April 20, 2026, the Company extended a mortgage loan of $108.0 million to affiliates of the seller. The mortgage loan is secured by six SNFs, located in California and Washington, and bears interest at a rate of 9.50%. The mortgage loan is set to mature on April 30, 2027.
On May 1, 2026, the Company invested $87.3 million, which includes estimated transaction costs, in a portfolio of six SNFs and a senior housing community in the Midwest through a sale and leaseback transaction. The Company leased the properties back to affiliates of the seller and provided the seller-lessee with an option to repurchase the properties during the first six months of the 11th lease year of the master lease. The master lease has a term of 15 years, with four five-year renewal options and CPI-based rent escalators. Annual cash rent under the lease is $8.0 million.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On May 1, 2026, the Company contributed $16.1 million to joint ventures that acquired one senior housing community located in Arizona for $16.4 million, which includes estimated capitalized acquisition costs. In exchange, the Company holds 98% of the equity interests in the joint ventures. The joint venture partner contributed the remaining $0.3 million of the total investment in exchange for 2% of the equity interests in the joint ventures. The community will be operated by a third-party manager under the SHOP platform.
In addition to the transactions listed above, subsequent to March 31, 2026, the Company also completed the following transactions:
• Invested $17.5 million in mortgage loans to existing borrowers at interest rates ranging from 8.5% to 13.9%.
• Invested $20.1 million to acquire one SNF which has been added to an existing master lease increasing annual cash rent by $1.8 million.
• Exercised a call option to acquire a senior housing community in exchange for settling a £6.0 million loan receivable and £2.7 million of additional cash consideration.
Financing Activity
Subsequent to March 31, 2026, the Company borrowed $350.0 million net on the Third Amended Revolving Facility to fund recent acquisitions. In addition, the Company settled the outstanding forward contracts under the ATM Program for 9.5 million shares and gross proceeds of approximately $363.6 million.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability of our tenants, managers, and borrowers to successfully operate our properties and to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the impact of unstable market and economic conditions; (iii) the impact of healthcare reform legislation, including reimbursement rates and potential minimum staffing level requirements, on the operating results and financial conditions of our tenants, managers, and borrowers; (iv) the consequences of bankruptcy, insolvency or financial deterioration of our tenants, managers and borrowers; (v) the ability and willingness of our tenants, managers and borrowers to renew their agreements with us, and our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant or manager; (vi) the risk that we may have to incur additional impairment charges related to our assets held for sale if we are unable to sell such assets at the prices we expect; (vii) the impact of public health crises; (viii) the availability of and the ability to identify (a) tenants and managers who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants and managers on favorable terms; (ix) the intended benefits of our acquisition of Care REIT plc (“Care REIT”) may not be realized, and the additional risks we will be subject to from our investment in Care REIT and any other international investments; (x) the additional operational and legal risks associated with our properties managed in a RIDEA (as defined below) structure; (xi) the impact of the unfavorable resolution of litigation or disputes and rising liability and insurance costs as a result thereof or other market factors; (xii) the ability to retain our key management personnel; (xiii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiv) changes in the United States (“U.S.”) and United Kingdom (“U.K.”) tax law and other state, federal or local laws, whether or not specific to REITs; (xv) the ability to generate sufficient cash flows to service our outstanding indebtedness; (xvi) access to debt and equity capital markets; (xvii) fluctuating interest and currency rates; and (xviii) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2026, we owned, directly or indirectly in consolidated joint ventures, and leased to independent operators, 417 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 38,512 operational beds and units located in 32 states and the United Kingdom with the highest concentration of properties by rental income located in California, the U.K., Texas, and Tennessee. As of March 31, 2026, we also had other real estate related investments consisting of four preferred equity investments, 17 real estate secured loans receivable and five mezzanine loans receivable with a carrying value of $931.5 million and one financing receivable with a carrying value of $92.5 million.

During the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating portfolio (“SHOP”) and completed our first SHOP acquisition in December 2025. As of March 31, 2026, CareTrust REIT also owned, indirectly in consolidated joint ventures, the properties and operations of three senior housing communities consisting of 270 units in Texas that are operated on our behalf by independent managers pursuant to the terms of separate management agreements under our SHOP platform.
Recent Developments
Market Trends and Uncertainties
Recent macroeconomic conditions, particularly market uncertainty, immigration restrictions and changes to immigration enforcement policy, changes to the U.S. healthcare system, shutdown of the federal government, inflation (including higher supply costs and shortages), effects of global tariffs, elevated interest rates and related changes to consumer spending, have adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Higher interest rates and market volatility have also increased our costs of capital to finance acquisitions and increased our borrowing costs. We continue to monitor changes in the interest rate environment and the effect of changing rates on our business. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
As a result of impacts experienced by our operators due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full may be negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. During the three months ended March 31, 2026, we collected approximately 100% of contractual rents and interest due from our operators and borrowers. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.
Regulatory Updates
The Centers for Medicare and Medicaid Services (“CMS”) issued a final rule on July 31, 2025, updating Medicare payment policies and rates for SNFs for fiscal year 2026. This update provides for a net increase of 3.2% in Medicare Part A payments to SNFs. This increase is expected to partially offset some of our tenants’ and borrowers’ higher operating costs. In April 2026, CMS proposed a payment rate update to SNF reimbursements for fiscal 2027, which includes a net increase of 2.4% in Medicare Part A payments to SNFs. This increase, if finalized, is expected to partially offset some of our tenants’ and borrowers’ higher operating costs.
In connection with the fiscal year 2027 proposed rule, CMS issued a Request for Information (“RFI”) seeking input on methodologies to quantify and address potential "case-mix creep" under the Patient-Driven Payment Model (“PDPM”). While the RFI does not propose specific rate changes, it indicates CMS may pursue future recalibrations to PDPM that could reduce per-beneficiary Medicare payments to SNFs in fiscal years beyond fiscal year 2027. Comments are due June 1, 2026.
In the same proposed rule, CMS proposed updates to the SNF Quality Reporting Program, including the removal of two COVID-19 vaccination measures, shorter data submission deadlines, and, beginning with the fiscal year 2031 program year, a requirement that SNFs submit Minimum Data Set assessments for all residents receiving skilled care regardless of payer (estimated by CMS to increase aggregate SNF compliance costs by approximately $88 million annually). If adopted, these expanded obligations would broaden the conduct that triggers the existing 2-percentage-point reduction to a SNF’s annual market basket update for noncompliance, which could adversely affect our tenants’ and borrowers’ financial condition and ability to meet their obligations to us.
In April 2026, CMS issued revised guidance updating Chapters 5 and 7 of the State Operations Manual, including updates to survey procedures and revisit protocols, strengthened Civil Money Penalty enforcement (with per-instance and per-day fines and public posting of certain penalties on Nursing Home Care Compare beginning June 24, 2026), and refined Immediate Jeopardy definitions. Non-compliance could harm operators’ reputations and ability to attract patients. In addition, increased compliance burdens or enforcement actions against our tenants or borrowers could adversely affect their financial condition and, in turn, their ability to meet their obligations to us.
California Senate Bill No. 525 (“SB 525”), signed into law on October 13, 2023 and effective October 16, 2024, requires substantial minimum wage increases for workers at certain health care facilities (including licensed SNFs) operating in

California. The current $21 per hour minimum wage for covered health care employees, in effect since June 1, 2024, is scheduled to increase to $22 or $23 per hour (depending on property type) on June 1, 2026, with a further increase to $25 per hour on June 1, 2028. The upcoming June 2026 step-up may further pressure operating costs for our California-based tenants and borrowers, which could adversely affect their financial condition and ability to meet their obligations to us.
Recent Investments
The following table summarizes our acquisitions from January 1, 2026 through March 31, 2026 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing triple-net	$141,205	$12,750	6	532
Senior housing triple-net	70,724	6,193	4	358
Total	$211,929	$18,943	10	890
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first 12 months.
(3)The number of beds/units includes operating beds/units at acquisition date.
The following table summarizes our other real estate related investments from January 1, 2026 through March 31, 2026 (dollars in thousands):

Investment Type	Investment(1)	Interest Rate	Number of Properties(2)	Maturity Date
Mortgage secured loans receivable	$30,549	8.7%	1	1/19/2027 - 5/31/2035
Total	$30,549	8.7%	1
(1)Loans originated in British Pound are converted at the spot rate on date of investment.
(2)Includes an additional funding on an existing mortgage secured loan receivable.
At-The-Market Offering of Common Stock
On February 17, 2026, we entered into a new equity distribution agreement to issue and sell, from time to time, up to $1.0 billion in aggregate offering price of our common stock through an “at-the-market” equity offering program (the “New ATM Program”) and terminated our previous $750.0 million “at-the-market” equity offering program (together, with all previous at-the-market equity offering programs, the “Previous ATM Programs” and together with the New ATM Program, the “ATM Program”). In addition to the issuance and sale of shares of its common stock, the ATM Program also provides for the ability to enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of shares of our common stock under the ATM Program.
We expect to fully physically settle ATM forward contracts entered into under the ATM program by delivery of shares of common stock to the forward purchaser and receipt of cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time we would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that we would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. As of March 31, 2026, 9.5 million shares remained unsettled under forward contracts, representing approximately $363.6 million in gross proceeds.
The following table summarizes the ATM Program activity for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Number of shares	3,500	553
Average sales price per share	$37.00	$28.87
Gross proceeds(1)	$129,500	$15,964
(1) Total gross proceeds is before $1.0 million and $0.2 million of commissions paid to sales agents and forward adjustments during the three months ended March 31, 2026 and 2025, respectively, under the ATM Program.
As of March 31, 2026, we had $879.0 million available for future issuances under the New ATM Program.

Financing Activity
Subsequent to March 31, 2026, we borrowed $350.0 million net on the Third Amended Revolving Facility (as defined below) to fund recent acquisitions. In addition, we settled outstanding forward contracts under the ATM Program for 9.5 million shares and gross proceeds of approximately $363.6 million.
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025:

	Three Months Ended		Increase (Decrease)	Percentage Difference
(in thousands)	March 31, 2026	December 31, 2025
Revenues:
Rental income	$114,196	$106,250	$7,946	7%
Resident fees and services	3,852	1,225	2,627	*
Interest income from financing receivable	2,778	2,891	(113)	(4)%
Interest income from other real estate related investments and other income	21,957	24,493	(2,536)	(10)%
Expenses:
Depreciation and amortization	29,430	27,142	2,288	8%
Interest expense	11,242	11,378	(136)	(1)%
Property taxes and insurance	2,453	2,260	193	9%
Senior housing operating expenses	3,106	952	2,154	*
Impairment of real estate investments	—	2,031	(2,031)	(100)%
Transaction costs	207	3,820	(3,613)	(95)%
Property operating expenses (recoveries)	296	(1,460)	1,756	*
General and administrative	14,337	15,473	(1,136)	(7)%
Other income (loss):
Other income, net	—	4,350	(4,350)	(100)%
Gain on sale of real estate, net	—	27,672	(27,672)	(100)%
Unrealized gain on other real estate related investments, net	7	8,973	(8,966)	(100)%
Gain (loss) on foreign currency transactions	57	(103)	160	*
Income taxes
Income tax expense	(2,271)	(1,894)	(377)	20%
Net income
Net (loss) income attributable to noncontrolling interests	(705)	971	(1,676)	*
* Not meaningful
Rental income. Rental income increased by approximately $7.9 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2026	December 31, 2025
Contractual cash rent	$107,956	$100,277	$7,679
Tenant reimbursements	2,447	2,360	87
Total contractual rent	110,403	102,637	7,766
Straight-line rent	3,843	3,581	262
Amortization of lease incentives	(49)	(48)	(1)
Amortization of above and below market leases	(1)	80	(81)
Total amount in rental income	$114,196	$106,250	$7,946
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $7.8 million due to a $7.1 million increase in rental income from real estate investments made after September 30, 2025, a $1.1 million increase in rental rates for our existing tenants, an increase of $0.2 million related to recoveries, and an increase of $0.1 million in tenant reimbursements partially offset by a $0.7 million decrease in rental income related to dispositions. Straight-line rent increased by $0.3 million related to real estate investments.
Resident fees and services. The $2.6 million increase in resident fees and services was due to the acquisition of three senior housing communities under the SHOP platform in December 2025.
Interest income from financing receivable. Interest income from financing receivable did not change significantly during the quarter ended March 31, 2026 compared to the quarter ended December 31, 2025.
Interest income from other real estate related investments and other income. The $2.5 million, or 10%, decrease in interest income from other real estate related investments and other income was primarily due to a decrease of $3.0 million of interest earned on money market funds, a decrease of $0.8 million related to loan payments, a decrease of $0.3 million related to the number of days in the quarter compared to the prior quarter and a decrease of $0.1 million due to origination fees received in the prior quarter, partially offset by $1.7 million of interest income on new investments made after September 30, 2025.
Depreciation and amortization. The $2.3 million, or 8%, increase in depreciation and amortization was primarily due to an increase of $3.0 million due to acquisitions and capital improvements made after September 30, 2025, partially offset by a decrease of $0.3 million related to dispositions, a decrease of $0.3 million due to reclassifying assets as held for investment in the quarter ended December 31, 2025 and a decrease of $0.1 million related to assets becoming fully depreciated after September 30, 2025.
Interest expense. Interest expense did not change significantly during the quarter ended March 31, 2026 compared to the quarter ended December 31, 2025.
Property taxes and insurance. The $0.2 million, or 9%, increase in property taxes and insurance was primarily due to an increase of $0.1 million due to acquisitions made after September 30, 2025 and an increase of $0.1 million due to reassessments.
Senior housing operating expenses. The $2.2 million increase in senior housing operating expenses was due to the acquisition of three senior housing communities under the SHOP platform in December 2025.
Impairment of real estate investments. During the three months ended March 31, 2026, we did not recognize any impairment charges. During the three months ended December 31, 2025, we recognized impairment charges of $2.0 million related to one property that was sold during the period.
Transaction costs. Transaction costs for the three months ended March 31, 2026 and December 31, 2025 are primarily related to integrating the operations of the Care REIT acquisition in the U.K. in 2025.
Property operating expenses (recoveries). During the three months ended March 31, 2026, we recognized $0.3 million of property operating expenses related to assets we sold or transitioned to new operators. During the three months ended December 31, 2025, we recognized $1.5 million in recoveries related to assets we have sold.
General and administrative. General and administrative expense decreased by $1.1 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2026	December 31, 2025
Incentive compensation	$4,084	$6,772	$(2,688)
Cash compensation	3,579	2,926	653
Share-based compensation	3,448	2,468	980
Professional services	1,528	1,175	353
Other administrative expense	786	845	(59)
Taxes and insurance	233	722	(489)
Other expenses	679	565	114
General and administrative expense	$14,337	$15,473	$(1,136)
Other income, net. During the three months ended March 31, 2026, we did not record any other income. During the three months ended December 31, 2025, we recorded other income of $5.0 million related to a fee received in connection with the release of a property from a purchase agreement, partially offset by $0.6 million in fees paid in connection with the transaction.

Gain on sale of real estate, net. During the three months ended March 31, 2026, we did not record any gain on the sale of real estate. During the three months ended December 31, 2025, we recorded a $27.7 million gain on the sale of real estate related to the sale of one skilled nursing facility and eight senior housing communities.
Unrealized gain on other real estate related investments, net. During the three months ended March 31, 2026, we recorded $1.5 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.7 million, to bring the interest rates in line with market rates, and $0.8 million of unrealized foreign currency loss related to two mortgage loans receivable. During the three months ended December 31, 2025, we recorded an unrealized gain of $9.0 million on our secured and mezzanine loans receivable, to bring the interest rates in line with market rates.
Gain (loss) on foreign currency transactions. During the three months ended March 31, 2026, we recorded a $0.1 million foreign currency gain related to our cash flow hedges. During the three months ended December 31, 2025, we recorded a $0.1 million loss related to our cash flow hedges.
Income tax expense. During the three months ended March 31, 2026, we recorded $2.3 million of income tax expense primarily related to foreign withholding taxes related to taxable income in the U.K. During the three months ended December 31, 2025, we recorded $1.9 million of income tax expense primarily related to foreign withholding taxes related to taxable income in the U.K.
Net (loss) income attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased during the three months ended March 31, 2026 primarily due to other income recognized in the three months ended December 31, 2025.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025:

	Three Months Ended		Increase (Decrease)	Percentage Difference
(in thousands)	March 31, 2026	March 31, 2025
Revenues:
Rental income	$114,196	$71,646	$42,550	59%
Resident fees and services	3,852	—	3,852	100%
Interest income from financing receivable	2,778	2,807	(29)	(1)%
Interest income from other real estate related investments and other income	21,957	22,168	(211)	(1)%
Expenses:
Depreciation and amortization	29,430	17,841	11,589	65%
Interest expense	11,242	6,669	4,573	69%
Property taxes and insurance	2,453	2,065	388	19%
Senior housing operating expenses	3,106	—	3,106	100%
Transaction costs	207	888	(681)	(77)%
Property operating expenses	296	105	191	*
General and administrative	14,337	9,023	5,314	59%
Other income:
Gain on sale of real estate, net	—	3,876	(3,876)	(100)%
Unrealized gain on other real estate related investments, net	7	1,287	(1,280)	(99)%
Gain on foreign currency transactions, net	57	—	57	100%
Income taxes
Income tax expense	(2,271)	—	(2,271)	(100)%
Net income
Net loss attributable to noncontrolling interests	(705)	(609)	(96)	16%
* Not meaningful
Rental income. Rental income increased by $42.6 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2026	March 31, 2025
Contractual cash rent	$107,956	$68,500	$39,456
Tenant reimbursements	2,447	2,276	171
Total contractual rent	110,403	70,776	39,627
Straight-line rent	3,843	(7)	3,850
Amortization of lease incentives	(49)	(49)	—
Amortization of above and below market leases	(1)	926	(927)
Total amount in rental income	$114,196	$71,646	$42,550
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $39.6 million due to a $35.7 million increase in rental income from real estate investments made after December 31, 2024, a $3.2 million increase in rental rates for our existing tenants, a $1.3 million increase in rental income related to transfers to new operators, and a $0.2 million increase in tenant reimbursements, partially offset by a $0.8 million decrease in rental income related to dispositions made after December 31, 2024. Straight-line rent increased by $3.9 million due to investments made after December 31, 2024. Amortization of above and below market leases decreased $0.9 million primarily due to lease terminations in August 2025, which accelerated the amortization of the applicable below market lease intangibles.
Resident fees and services. The $3.9 million increase in resident fees and services was due to the acquisition of three senior housing communities under the SHOP platform in December 2025.

Interest income from financing receivable. Interest income from financing receivable did not change significantly during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025.
Interest income from other real estate related investments and other income. The $0.2 million decrease in interest and other income was primarily due to a $2.0 million decrease in interest income related to loan repayments made after December 31, 2024, a $1.6 million decrease from interest income earned on escrow deposits, a $0.9 million decrease from interest income on money market funds, and a $0.1 million decrease in interest income due to loan fee amortization, partially offset by a $4.2 million increase related to the origination of loans receivable after December 31, 2024, and a $0.2 million increase from the origination of other loans.
Depreciation and amortization. The $11.6 million, or 65%, increase in depreciation and amortization was primarily due to an increase of $12.3 million related to acquisitions and capital improvements made after December 31, 2024 and an increase of $0.1 million related to reclassifying an asset as held for investment, partially offset by a decrease of $0.3 million due to the disposal of assets and a decrease of $0.5 million due to assets becoming fully depreciated or amortized.
Interest expense. Interest expense increased by $4.6 million as detailed below:

Change in interest expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025
(in thousands)
Increases to interest expense due to:
Increase due to new Term Loan Facility	$5,990
Total increases to interest expense	5,990
Decreases to interest expense due to:
Decrease in outstanding borrowing amount for the Third Amended Revolving Facility	(1,417)
Total decreases to interest expense	(1,417)
Total change in interest expense	$4,573
Property taxes and insurance. The $0.4 million, or 19%, increase in property taxes was due to a $0.8 million increase related to acquisitions made after December 31, 2024, partially offset by a decrease of $0.2 million due to properties that were sold after December 31, 2024, a decrease of $0.1 million due to reassessments, and a decrease of $0.1 million due to the transfer of certain properties to new operators that make direct tax payments.
Senior housing operating expenses. The $3.1 million increase in senior housing operating expenses was due to the acquisition of three senior housing communities under the SHOP platform in December 2025.
Transaction costs. During the three months ended March 31, 2026, we recognized $0.2 million of costs primarily related to integrating the operations of the Care REIT acquisition in the U.K. in 2025. During the three months ended March 31, 2025, we recognized $0.9 million of unsuccessful acquisition pursuit costs that we classify as transaction costs.
Property operating expenses. During the three months ended March 31, 2026, we recognized $0.3 million of property operating expenses related to assets we sold or transitioned to new operators. During the three months ended March 31, 2025, we recognized $0.5 million of property operating expenses related to assets we sold, repurposed, or re-tenanted, partially offset by $0.4 million in recoveries.
General and administrative. General and administrative expense increased by $5.3 million as detailed below:

	Three Months Ended		Increase/(Decrease)
(in thousands)	March 31, 2026	March 31, 2025
Incentive compensation	$4,084	$1,225	$2,859
Cash compensation	3,579	2,090	1,489
Share-based compensation	3,448	3,909	(461)
Professional services	1,528	876	652
Other administrative expense	786	287	499
Taxes and insurance	233	218	15
Other expenses	679	418	261
General and administrative expense	$14,337	$9,023	$5,314

Gain on sale of real estate, net. During the three months ended March 31, 2026, we did not record any gain on sale of real estate. During the three months ended March 31, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three skilled nursing facilities and one senior housing community.
Unrealized gain on other real estate related investments, net. During the three months ended March 31, 2026, we recorded $1.5 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.7 million, to bring the interest rates in line with market rates, and an unrealized foreign currency loss of $0.8 million related to two mortgage loans receivable. During the three months ended March 31, 2025, we recorded $1.8 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.5 million, to bring the interest rates in line with market rates.
Gain on foreign currency transactions, net. During the three months ended March 31, 2026, we recorded a $0.1 million foreign currency gain related to our cash flow hedges. During the three months ended March 31, 2025, we did not record any gain on foreign currency transactions.
Income tax expense. During the three months ended March 31, 2026, we recorded $2.3 million of income tax expense primarily related to foreign withholding taxes related to taxable income in the U.K. We did not record income tax expense during the three months ended March 31, 2025.
Net loss attributable to noncontrolling interests. The $0.1 million increase in net loss attributable to noncontrolling interests was primarily due to investments entered into subsequent to December 31, 2024.
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
We believe that our expected operating cash flow from rent collections, resident fees and services and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the Third Amended Revolving Facility and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, property operating expenses, operating lease obligations, capital expenditures, working capital requirements, and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our tenants to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
We have filed an automatic shelf registration statement with the SEC that expires in February 2029 and at or prior to such time we expect to file a new shelf registration statement. The shelf registration statement allows us or certain of our subsidiaries, as applicable, to offer and sell shares of common stock, preferred stock, warrants, rights, units and debt securities through underwriters, dealers or agents or directly to purchasers, in one or more offerings on a continuous or delayed basis, in amounts, at prices and on terms we determine at the time of the offering. On February 17, 2026, we entered into the New ATM Program. In addition to the issuance and sale of shares of our common stock, we from time to time enter into one or more ATM forward contracts with sales agents for the sale of shares of our common stock under the ATM Program. See “At-The-Market Offering of Common Stock” above for information regarding activity under the ATM Program.
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
As of March 31, 2026, we are in compliance with all debt covenants on our outstanding indebtedness.
Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025

Net cash provided by operating activities	$90,365	$71,382
Net cash used in investing activities	(105,249)	(35,910)
Net cash provided by financing activities	40,530	383,216
Effect of foreign currency translation	(481)	—
Net increase in cash and cash equivalents	25,165	418,688
Cash and cash equivalents as of the beginning of period	198,042	213,822
Cash and cash equivalents as of the end of period	$223,207	$632,510
Net cash provided by operating activities increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Operating cash inflows are derived primarily from the rental payments received under our lease agreements, resident fees and services, and interest income received on our other real estate related investments, including as a result of new investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $19.0 million in cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to an increase in rental income received, partially offset by an increase in cash paid for interest expense and general and administrative expense.
Cash used in investing activities for the three months ended March 31, 2026 was primarily comprised of $102.4 million in acquisitions of real estate, investment in real estate related investments and escrow deposits for potential acquisitions of real estate, and $3.2 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $0.4 million in principal payments received from our other real estate related investments and other loans receivable. Cash used in investing activities for the three months ended March 31, 2025 was primarily comprised of $82.6 million in acquisitions of real estate, investment in real estate related investments and escrow deposits for potential acquisitions of real estate and $2.3 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $44.4 million in net proceeds from the sale of real estate and $4.6 million in principal payments received from our other real estate related investments and other loans receivable.
Our cash flows provided by financing activities for the three months ended March 31, 2026 were primarily comprised of $127.9 million in net proceeds from the issuance of common stock, and $0.1 million in contributions from noncontrolling interests, partially offset by $74.8 million in dividends paid, a $10.5 million net settlement adjustment on restricted stock, and $2.2 million in distributions to noncontrolling interests. Our cash flows provided by financing activities for the three months ended March 31, 2025 were primarily comprised of $425.0 million in borrowings under our Third Amended Revolving Facility, $15.5 million in net proceeds from the issuance of common stock and $1.4 million in contributions from noncontrolling interests, partially offset by $54.4 million in dividends paid, a $3.3 million net settlement adjustment on restricted stock, $0.9 million in distributions to noncontrolling interests, and a $0.1 million payment of deferred financing costs.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our operating subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Third Amended Credit Facility (as defined below). As of March 31, 2026, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 8, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loan
On December 18, 2024, we, together with certain of our subsidiaries, entered into a third amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the lenders party thereto (as amended from time to time, the “Third Amended Credit Agreement”). The Third Amended Credit Agreement, which amended and restated our prior credit agreement, provides for an unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments. Future borrowings under the Third Amended Credit Facility (as defined below) will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
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
On May 30, 2025, we entered into the First Amendment to the Third Amended Credit Agreement. The First Amendment to the Third Amended Credit Agreement provides for an unsecured term loan facility (the "Term Loan Facility" and together with the Third Amended Revolving Facility, the "Third Amended Credit Facility") with term loan commitments in an aggregate principal amount of $500.0 million in addition to the Third Amended Revolving Facility.
On January 14, 2026, we entered into the Second Amendment to the Third Amended Credit Agreement. The Second Amendment to the Third Amended Credit Agreement amended the definition of Permitted Encumbrances to include liens on assets located in the U.K. or on equity interests of any person owning such assets, in each case, securing intercompany loans.
As of March 31, 2026, we had $500.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Third Amended Revolving Facility. Subsequent to March 31, 2026, we borrowed $350.0 million net under the Third Amended Revolving Facility to fund recent acquisitions. The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at our sole discretion, two six-month extension options. The Term Loan Facility has a maturity date of May 30, 2030.
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
As of March 31, 2026, we were in compliance with all applicable financial covenants under the Third Amended Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included in this report for further information about the Third Amended Credit Agreement.
Capital Expenditures
As of March 31, 2026, we had committed to fund expansions, construction, capital improvements and environmental, social and governance incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased properties totaling $5.6 million, of which $4.1 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Earn-out Obligations
As of March 31, 2026, we are party to purchase and sale agreements that provide for earn‑out obligations totaling up to $45.1 million related to the acquisition of skilled nursing facilities and U.K. Care Homes. This includes an earn‑out obligation of up to $10.0 million for one SNF in Virginia acquired in 2024, which becomes available upon the operator’s achievement of specified performance thresholds from October 2025 through October 2026. In addition, we have an earn‑out obligation of up to $32.5 million under a purchase and sale agreement for five SNFs in Virginia, North Carolina, and Maryland acquired in 2025, which becomes available upon the operator’s achievement of specified performance thresholds from December 2026 through December 2028.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 9, Equity and Redeemable Noncontrolling Interests, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the three months ended March 31, 2026.
Subsidiary Issuer and Guarantor Financial Information
CareTrust REIT and the Operating Partnership have filed a registration statement to register the offer and sale of, among other securities, debt securities of CareTrust REIT and/or the Operating Partnership. Debt securities offered by the Operating Partnership will be fully and unconditionally guaranteed by CareTrust REIT. Debt securities offered by CareTrust REIT will be fully and unconditionally guaranteed by the Operating Partnership.
CareTrust REIT owns substantially all of its assets and properties and conducts its operations through the Operating Partnership. The Operating Partnership invests both directly and indirectly through its subsidiaries in real estate and real estate related assets. CareTrust REIT’s other subsidiaries, including, but not limited to, subsidiaries wholly or partially owned by the Operating Partnership that directly own our other real estate and real estate-related assets (collectively, the “non-guarantor subsidiaries”) will not provide a guarantee of any registered debt securities that may be issued by CareTrust REIT or the Operating Partnership. Although the Operating Partnership’s cash flow and ability to service any guaranteed registered debt securities does not rely solely on the cash flow generated by non-guarantor subsidiaries and their ability to make cash available to CareTrust REIT or the Operating Partnership, by dividend or otherwise, in the event that the earnings or available assets of CareTrust REIT or the Operating Partnership are insufficient, their ability to satisfy their obligations with respect to any registered debt securities could be dependent on the cash flow generated by the non-subsidiary guarantors and their ability to make cash available to the Operating Partnership. However, holders of the guaranteed registered debt securities will have a direct claim only against CareTrust REIT or the Operating Partnership, as applicable.
In accordance with Regulation S-X, the following tables include summarized financial information for CareTrust REIT and the Operating Partnership, presented on a combined basis, excluding (i) intercompany balances and transactions between CareTrust REIT and the Operating Partnership and (ii) investments in and equity in the earnings of non-guarantor subsidiaries.

	As of
(in thousands)	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$199,547	$159,343
Other assets	2,411,101	2,414,686
Intercompany receivables from non-guarantor subsidiaries	648,349	649,032
Total assets	$3,258,997	$3,223,061

Liabilities:
Senior unsecured notes payable, net(1)	$398,038	$397,816
Senior unsecured term loan, net(1)	496,608	496,404
Other liabilities	140,471	148,136
Total liabilities	$1,035,117	$1,042,356
(1)The senior unsecured notes and senior unsecured term loan are obligations of the Operating Partnership and are guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT and substantially all of its other subsidiaries.

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Total revenues	$62,156	$51,219
Total expenses	36,636	23,946
Total gain	868	5,163
Net income	$26,388	$32,436

Net intercompany interest income	$11,310	$—
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 12, 2026, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks, primarily interest rate risk with respect to our variable rate indebtedness and exchange rate risk for the British Pound Sterling.
Interest rate risk—We borrow debt at a combination of variable and fixed rates. As of March 31, 2026, our indebtedness included $500.0 million in term loans and $400.0 million in notes payable. As of March 31, 2026, we had $500.0 million of outstanding variable rate indebtedness. The unused portion ($1.2 billion at March 31, 2026) of our Third Amended Credit Facility, should it be drawn upon, is subject to variable rates.

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
We manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. However, the REIT provisions of the Internal Revenue Code of 1986, as amended, substantially limit our ability to hedge our assets and liabilities. See “Risk Factors — Risks Related to Our Status as a REIT — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2025. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.
As of March 31, 2026, we had two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
Exchange rate risk—We are exposed to changes in foreign exchange rates as a result of our real estate investments in the United Kingdom. Our foreign currency exposure is partially mitigated through the use of British Pound Sterling denominated intercompany debt totaling £462.4 million as of March 31, 2026 and foreign currency forward contracts. Based solely on our results of operations for the three months ended March 31, 2026, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $0.2 million.
To hedge a portion of the interest expense due on our intercompany debt in the U.K., as of March 31, 2026, we have one foreign currency forward contract with a notional amount totaling £7.7 million that matures in 2026.

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
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2026, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended March 31, 2026 are shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
January 1 - January 31, 2026	167,480	$37.34	—	$—
February 1 - February 28, 2026	—	—	—	—
March 1 - March 31, 2026	—	—	—	—
Total	167,480	$37.34	—

Item 5. Other Information.
Insider Trading Arrangements
On January 15, 2026, David Sedgwick, our President and Chief Executive Officer, terminated a trading arrangement he had previously adopted in September 2025 for the sale of up to 144,492 shares of our common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Sedgwick’s Rule 10b-5 Trading Plan provided for the sale of up to 144,492 shares of common stock pursuant to the terms of the plan.

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

10.1
Second Amendment to Third Amended and Restated Credit and Guaranty Agreement, dated as of January 14, 2026, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto (Exhibit 10.16 to the Company’ Annual Report on Form 10-K, filed on February 12, 2026, is incorporated herein by reference).

10.2
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

CareTrust REIT, Inc.
May 7, 2026	By:	/s/ Derek J. Bunker
Derek J. Bunker
Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)