Form 10-Q
period 2026-06-30
CareTrust REIT, Inc.
filed 2026-08-06
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2026, there were 236,293,199 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets:
Real estate investments, net	$4,062,841	$3,709,576
Financing receivables, net (includes $92,899 and $92,193 at fair value as of June 30, 2026 and December 31, 2025, respectively)	556,155	92,193
Other real estate related investments, net (including accrued interest of $9,135 and $5,759 as of June 30, 2026 and December 31, 2025, respectively)	1,148,485	899,262
Cash and cash equivalents	47,591	198,042
Restricted cash	1,676	—
Accounts and other receivables	17,966	10,368
Prepaid expenses and other assets, net	87,358	230,427
Deferred financing costs, net	7,179	8,568
Total assets	$5,929,251	$5,148,436
Liabilities and Equity:
Senior unsecured notes payable, net	$398,260	$397,816
Senior unsecured term loan, net	496,811	496,404
Unsecured revolving credit facility	310,000	—
Accounts payable, accrued liabilities and deferred rent liabilities	118,673	120,442
Dividends and distributions payable	92,253	74,806
Total liabilities	1,415,997	1,089,468
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	13,322	18,156

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 236,054,579 and 222,746,343 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,360	2,227
Additional paid-in capital	4,996,230	4,518,977
Cumulative distributions in excess of earnings	(503,199)	(491,796)
Accumulated other comprehensive (loss) income	(3,998)	5,872
Total stockholders’ equity	4,491,393	4,035,280
Noncontrolling interests	8,539	5,532
Total equity	4,499,932	4,040,812
Total liabilities and equity	$5,929,251	$5,148,436

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$118,205	$86,033	$232,401	$157,679
Resident fees and services	4,643	—	8,495	—
Interest income from financing receivables	11,696	2,886	14,474	5,693
Interest income from other real estate related investments and other income	26,804	23,550	48,761	45,718
Total revenues	161,348	112,469	304,131	209,090
Expenses:
Depreciation and amortization	30,362	21,215	59,792	39,056
Interest expense	15,324	13,038	26,566	19,707
Property taxes and insurance	2,163	2,117	4,616	4,182
Senior housing operating expenses	3,732	—	6,838	—
Transaction costs	352	61	559	949
Provision for loan losses	4,671	—	4,671	—
Property operating (recoveries) expenses	(4)	938	292	1,043
General and administrative	15,777	12,549	30,114	21,572
Total expenses	72,377	49,918	133,448	86,509
Other income:
Gain on sale of real estate, net	—	—	—	3,876
Unrealized gain on other real estate related investments, net	1,725	1,968	1,732	3,255
Gain on foreign currency transactions, net	75	4,413	132	4,413
Total other income	1,800	6,381	1,864	11,544
Income before income tax expense	90,771	68,932	172,547	134,125
Income tax expense	(2,535)	(1,030)	(4,806)	(1,030)
Net income	88,236	67,902	167,741	133,095
Net loss attributable to noncontrolling interests	(760)	(643)	(1,465)	(1,252)
Net income attributable to CareTrust REIT, Inc.	$88,996	$68,545	$169,206	$134,347

Earnings per common share attributable to CareTrust REIT, Inc.:
Basic	$0.38	$0.36	$0.74	$0.71
Diluted	$0.38	$0.35	$0.74	$0.70
Weighted-average number of common shares:
Basic	233,751	192,444	228,412	189,813
Diluted	234,244	192,851	229,129	190,130

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$88,236	$67,902	$167,741	$133,095
Other comprehensive income (loss):
Foreign currency translation	1,096	20,175	(17,284)	20,175
Cash flow hedges	3,873	(1,146)	7,414	(1,146)
Total other comprehensive income (loss)	4,969	19,029	(9,870)	19,029
Total comprehensive income	93,205	86,931	157,871	152,124
Total comprehensive loss attributable to noncontrolling interests	(760)	(643)	(1,465)	(1,252)
Comprehensive income attributable to CareTrust REIT, Inc.	$93,965	$87,574	$159,336	$153,376

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2025	222,746,343	$2,227	$4,518,977	$(491,796)	$5,872	$4,035,280	$5,532	$4,040,812	$18,156
Issuance of common stock, net	3,500,000	35	127,869	—	—	127,904	—	127,904	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	285,088	3	(10,493)	—	—	(10,490)	—	(10,490)	—
Amortization of stock-based compensation	—	—	1,983	—	—	1,983	1,465	3,448	—
Common dividends ($0.39 per share)	—	—	—	(88,452)	—	(88,452)	—	(88,452)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(486)	(486)	(1,814)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125	—
Net income (loss)	—	—	—	80,210	—	80,210	(68)	80,142	(637)
Other comprehensive loss	—	—	—	—	(14,839)	(14,839)	—	(14,839)	—
Balance at March 31, 2026	226,531,431	2,265	4,638,336	(500,038)	(8,967)	4,131,596	6,568	4,138,164	15,705
Issuance of common stock, net	9,503,000	95	356,337	—	—	356,432	—	356,432	—
Vesting of stock-based compensation awards	20,148	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	1,557	—	—	1,557	1,466	3,023	—
Common dividends ($0.39 per share)	—	—	—	(92,157)	—	(92,157)	—	(92,157)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(467)	(467)	(1,710)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,059	1,059	—
Net income (loss)	—	—	—	88,996	—	88,996	(87)	88,909	(673)
Other comprehensive income	—	—	—	—	4,969	4,969	—	4,969	—
Balance at June 30, 2026	236,054,579	$2,360	$4,996,230	$(503,199)	$(3,998)	$4,491,393	$8,539	$4,499,932	$13,322

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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$167,741	$133,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	59,877	39,122
Amortization of deferred financing costs	2,241	1,898
Unrealized gain on other real estate related investments, net	(1,732)	(3,255)
Amortization of stock-based compensation	6,471	6,935
Straight-line rental income	(8,027)	(1,753)
Amortization of lease incentives	98	97
Amortization of above and below market leases	(43)	(1,899)
Noncash interest income	(4,861)	(1,581)
Gain on sale of real estate, net	—	(3,876)
Provision for loan losses	4,671	—
Change in operating assets and liabilities:
Accounts and other receivables	(648)	573
Prepaid expenses and other assets, net	(4,152)	(459)
Accounts payable, accrued liabilities and deferred rent liabilities	3,478	3,260
Net cash provided by operating activities	225,114	172,157
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(270,765)	(820,046)
Purchases of equipment, furniture and fixtures and improvements to real estate	(7,427)	(6,783)
Preferred equity investments	—	(30,000)
Investment in real estate related investments and other loans receivable	(258,519)	(21,715)
Investment in financing receivables	(467,129)	—
Principal payments received on real estate related investments and other loans receivable	15,052	9,857
Escrow deposits for potential acquisitions of real estate	(1,910)	(1,020)
Net proceeds from sales of real estate	—	44,401
Net cash used in investing activities	(990,698)	(825,306)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	484,337	365,282
Proceeds from the issuance of senior unsecured term loan	—	500,000
Borrowings under unsecured revolving credit facility	660,000	525,000
Payments on unsecured revolving credit facility	(350,000)	(525,000)
Payments of deferred financing costs	—	(4,189)
Net-settle adjustment on restricted stock	(10,490)	(3,325)
Dividends paid on common stock	(163,257)	(117,440)
Contributions from noncontrolling interests	1,184	6,888
Distributions to noncontrolling interests	(4,382)	(2,157)
Net cash provided by financing activities	617,392	745,059
Effect of foreign currency translation on cash and cash equivalents	(583)	319
Net (decrease) increase in cash, cash equivalents and restricted cash	(148,775)	92,229
Cash, cash equivalents and restricted cash as of the beginning of period	198,042	213,822
Cash, cash equivalents and restricted cash as of the end of period	$49,267	$306,051
Supplemental disclosures of cash flow information:
Interest paid	$23,621	$16,392
Income taxes paid	$302	$—
Supplemental schedule of noncash investing and financing activities:
Increase in dividends and distributions payable	$17,447	$12,713
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$1,465
Accrued costs payable related to acquisitions of real estate	$996	$—
Acquisition of real estate through settlement of loan receivable (see Note 3)	$8,941	$—

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
As of June 30, 2026, the Company owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 426 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 39,667 operational beds and units located in 33 states and the U.K. with the highest concentration of properties by rental income located in the U.K., California, Texas and Tennessee. As of June 30, 2026, the Company also had other real estate related investments consisting of four preferred equity investments, 21 real estate secured loans receivable, and four mezzanine loans receivable with a carrying value of $1.1 billion and three financing receivables with a carrying value of $556.2 million.
During the fourth quarter of 2025, the Company began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating portfolio (“SHOP”). As of June 30, 2026, the Company also owned, indirectly in consolidated joint ventures, the properties and operations of four senior housing communities consisting of 372 units in Texas and Arizona that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements under the Company’s SHOP platform.
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
Restricted cash—The Company presents cash and cash equivalents separately from restricted cash within the Company’s condensed consolidated balance sheets. The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. The Company provides a reconciliation between the balance sheets and statements of cash flows, as required when the balance includes more than one line item for cash, cash equivalents and restricted cash.  As of June 30, 2026, the Company had $1.7 million in restricted cash related to amounts required to be held on deposit or subject to an agreement.
Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$47,591	$198,042
Restricted cash	1,676	—
Cash, cash equivalents and restricted cash	$49,267	$198,042

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
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Land	$670,538	$632,466
Buildings and improvements	3,823,158	3,457,879
Integral equipment, furniture and fixtures	142,019	134,544
Identified intangible assets	50,200	48,332
Real estate investments	4,685,915	4,273,221
Accumulated depreciation and amortization(1)	(623,074)	(563,645)
Real estate investments, net	$4,062,841	$3,709,576
(1) As of June 30, 2026 and December 31, 2025, accumulated depreciation and amortization included $3.7 million and $1.5 million, respectively, of accumulated amortization related to lease intangibles. The lease intangibles are amortized over the term of each related lease.
As of June 30, 2026, all of the Company's owned properties were leased to various operators under triple-net leases, except for four communities that are under the Company’s SHOP platform. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) or Retail Price Index (“RPI”) (but not less than zero), some of which are subject to a floor and/or cap, or fixed rent escalators. The four communities under the Company’s SHOP platform are managed on behalf of the Company by independent managers pursuant to the terms of separate management agreements.
As of June 30, 2026, the Company’s total future contractual minimum rental income for all of its operating leases, excluding operating expense reimbursements, was as follows (dollars in thousands):

Year	Amount
2026 (six months remaining)	$224,014
2027	457,497
2028	463,216
2029	466,461
2030	468,874
2031	458,845
Thereafter	3,470,275
Total	$6,009,182

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Tenant Purchase Options
Certain of the Company’s tenants hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date		Option Type(1)	Current Cash Rent(2)
SNF	2	October 2032	03/05/2027	(3)	B	3,468	(8)
SNF	2	May 2034	06/01/2026	(4)	B	3,153	(9)
SNF	1	November 2034	12/01/2027	(5)	A	1,125
SNF	6	November 2039	12/01/2027	(6)	B	10,503
SNF	1	August 2040	09/01/2028	(7)	B	741
(1) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of June 30, 2026.
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
(9) Option provides for purchase of any one of five properties in the first option window and another one of five properties in the second option window beginning June 1, 2027. The current cash rent shown is an average of the range of $2.7 million to $3.6 million. Provided the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have an option for all properties then remaining in the master lease.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Rental Income	2026	2025	2026	2025
Contractual rent due(1)	$114,026	$83,348	$224,429	$154,124
Straight-line rent	4,184	1,760	8,027	1,753
Amortization of lease incentives	(49)	(48)	(98)	(97)
Amortization of above and below-market lease intangibles	44	973	43	1,899
Total	$118,205	$86,033	$232,401	$157,679
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended June 30, 2026 and 2025 were $2.2 million and $2.0 million, respectively. Tenant operating expense reimbursements for the six months ended June 30, 2026 and 2025 were $4.6 million and $4.2 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2026 (dollars in thousands):

Type of Property	Purchase Price(1)	Number of Properties	Number of Beds/Units(2)
Skilled nursing triple-net	$161,292	7	656
Senior housing triple-net(3),(4)	246,604	12	1,296
SHOP(3)	15,680	1	102
Total	$423,576	20	2,054
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds at the acquisition date.
(3) Includes properties held in consolidated joint ventures. See Note 15, Variable Interest Entities, for additional information.
(4) Includes non-cash consideration related to the acquisition of one property previously subject to a loan in which the principal and interest under the loan agreement was settled in exchange for title of the property.
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment. As of June 30, 2026, there were no properties classified as held for sale.
Asset Sales
There were no asset sales during the three and six months ended June 30, 2026. There were no asset sales during the three months ended June 30, 2025. The following table summarizes the Company’s asset sales for the six months ended June 30, 2025 (dollars in thousands):

Six Months Ended June 30,
2025
Number of properties	5
Net sales proceeds	$44,401
Net carrying value	40,525
Net gain on sale	$3,876
5. FINANCING RECEIVABLES
As part of the Company's acquisitions, the Company may invest in sale and leaseback transactions. In accordance with applicable accounting guidance, the Company must determine whether each sale and leaseback transaction qualifies as a sale. Generally, an option for the seller-lessee to repurchase a real estate asset precludes accounting for the transfer of the asset as a sale and the purchased assets should be presented as financing receivables.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table provides information regarding the Company's financing receivables at June 30, 2026 and December 31, 2025 (dollars in thousands):

	Property Count and Type			As of June 30, 2026			As of December 31, 2025			As of June 30, 2026	As of December 31, 2025
	SNF	Senior housing		Principal Balance	Carrying Value		Principal Balance	Carrying Value		Weighted Average Effective Interest Rate		Maturity Date
Financing receivable, at fair value	35	6	(1)	$91,280	$92,899	(4)	$91,280	$92,193	(4)	12.0%	12.0%	11/30/2039
Financing receivable	15	—	(2)	375,000	376,866	(5)	—	—		9.7%	N/A	4/30/2041
Financing receivable	5	2	(3)	86,000	86,390		—	—		9.0%	N/A	4/30/2041
Total				$552,280	$556,155		$91,280	$92,193
(1) The seller-lessee has the option to purchase the properties in separate tranches. The purchase price is a fixed amount. The next option window opens in December 2026, with the final tranche's window closing in 2039.
(2) The seller-lessee has the option to purchase up to five properties in each of three separate tranches. The purchase price is a fixed capitalization rate on contract rent. The first tranche's option window opens in 2034, with the final tranche's window closing in 2039.
(3) The seller-lessee has the option to purchase all seven properties. The purchase price is a fixed capitalization rate on contract rent. The option window opens and closes within 2036.
(4) Fair value of financing receivable includes $1.6 million and $0.9 million of accrued interest as of June 30, 2026 and December 31, 2025, respectively.
(5) Financing receivable includes $0.9 million of accrued interest as of June 30, 2026.

The following table summarizes the financing receivables activity for the six months ended June 30, 2026 (in thousands):

	Financing Receivable, at Fair Value	Financing Receivables
Balance at December 31, 2025	$92,193	$—
Originations	—	467,129
Credit loss reserve	—	(4,671)
Accrued interest	706	880
Amortization of loan costs	—	(82)
Balance at June 30, 2026	$92,899	$463,256

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Credit Loss Reserve
The Company applies Accounting Standards Codification ("ASC") Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate loan losses. The Company determined that financial instruments, including financing receivables and loans receivable, for which the Company has not elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), are within the scope of ASC 326.
The Company monitors the credit quality of its financial instruments through a variety of methods determined by the underlying collateral or other protective rights, operator’s payment history and other internal metrics. The Company's monitoring process includes periodic review of financial statements for each property, scheduled property inspections and review of covenant compliance, industry conditions and current and future economic conditions.
In determining the “expected” credit loss reserves on these instruments, the Company utilized the probability of default and discounted cash flow methods. Further, the Company stress-tested the results to reflect the impact of unknown adverse future events.
The expected credit losses related to financial instruments that are within the scope of ASC 326 are as follows (dollars in thousands):

Amount
Reserve for loan losses, as of December 31, 2025	$6,994
Provision for expected loan losses on funded financing receivables	4,671
Reserve for loan losses, as of June 30, 2026	$11,665
The change in the reserve for expected loan losses during the six months ended June 30, 2026 is primarily due to reserves recognized on two new financing receivables executed during the six months ended June 30, 2026 for which the Company has not elected the fair value option under ASC 825. See Note 6, Other Real Estate Related and Other Investments, for further information on the reserve for loan losses for other loans receivable.
The Company elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as the Company's policy is to reserve or write off accrued interest receivable in a timely manner through the quarterly review of the loan and property performance. Therefore, the Company elected the policy to write off accrued interest receivable by recognizing credit loss expense, if applicable.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

6. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of June 30, 2026 and December 31, 2025, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

	Property Count and Type(1)		As of June 30, 2026		As of December 31, 2025		As of June 30, 2026	As of December 31, 2025
Loans Receivable, at Fair Value:	SNF	Senior housing	Principal Balance	Fair Value(2)	Principal Balance	Fair Value(2)	Weighted Average Contractual Interest Rate(3), (4)		Maturity Date
Mortgage secured loans receivable(5)	66	23	$839,479	$861,553	$719,314	$736,474	8.9%	8.8%	9/29/2026 - 9/30/2039
Mezzanine loans receivable(5)	23	—	47,176	46,170	56,976	56,476	11.7%	12.1%	1/31/2029 - 12/31/2034
Total			$886,655	$907,723	$776,290	$792,950
Loans Receivable, at Amortized Cost:	SNF	Senior housing	Principal Balance	Book Value(6)	Principal Balance	Book Value	Weighted Average Effective Interest Rate		Maturity Date
Mortgage secured loans receivable	6	2	$155,073	$156,180	$20,888	$21,728	9.8%	6.1%	9/21/2026 - 4/30/2027
Total			$155,073	$156,180	$20,888	$21,728
Other Investments:			Principal Balance	Book Value	Principal Balance	Book Value	Weighted Average Effective Interest Rate		Maturity Date
Preferred equity			$83,782	$84,582	$83,782	$84,585	11.5%	11.5%	N/A
Total			$83,782	$84,582	$83,782	$84,585
(1)Property count and type are as of June 30, 2026.
(2)Fair value of mortgage secured loans receivable includes $6.0 million and $3.9 million of accrued interest as of June 30, 2026 and December 31, 2025, respectively. Fair value of mezzanine loans receivable includes $0.4 million and $0.6 million of accrued interest as of June 30, 2026 and December 31, 2025, respectively.
(3)Rates are net of subservicing fee, if applicable.
(4)Two mortgage secured loans receivable use term secured overnight financing rate (“SOFR”), which is subject to a floor for certain of the loans.
(5)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable property counts are included in both respective totals.
(6)Book value of loans receivable, at amortized cost includes $(0.8) million and $0.4 million of unamortized loan origination fees and loan costs, net as of June 30, 2026 and December 31, 2025, respectively. Book value of loans receivable, at amortized cost includes $1.9 million and $0.5 million of accrued interest as of June 30, 2026 and December 31, 2025, respectively.
The following table summarizes the Company’s other real estate related investments activity for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Origination of other real estate related investments	$259,599	$51,489
Accrued interest, net	3,376	255
Unrealized gain on other real estate related investments, net	1,732	3,255
Loan origination fees, net of amortization	(1,099)	—
Payments of other real estate related investments	(14,385)	(9,302)
Net change in other real estate related investments	$249,223	$45,697

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

2026 Other Real Estate Related Investment Transactions
The following table summarizes the Company’s other real estate related investments from January 1, 2026 through June 30, 2026 (dollars in thousands):

Investment Type	Investment	Effective Interest Rate	Number of Properties		Maturity Date	Accounting Policy
Mortgage secured loan receivable(1)	$26,849	8.7%	1		1/19/2027	Amortized Cost
Mortgage secured loan receivable	3,700	8.6%	—	(2)	5/31/2035	Fair Value Option
Mortgage secured loan receivable	42,550	9.3%	5		4/1/2032	Fair Value Option
Mortgage secured loan receivable	7,500	8.6%	1	(2)	5/31/2035	Fair Value Option
Mortgage secured loan receivable(3)	55,000	8.8%	3		4/30/2031	Fair Value Option
Mortgage secured loan receivable	108,000	10.7%	6		4/30/2027	Amortized Cost
Mortgage secured loan receivable	10,000	14.0%	—	(2)	12/5/2028	Fair Value Option
Mortgage secured loan receivable	6,000	12.4%	3		6/1/2029	Fair Value Option
Total	$259,599	9.9%	19
(1)Loans originated in British Pound (“GBP”) are converted at the spot rate on date of investment.
(2)Includes an additional funding on an existing mortgage secured loan receivable.
(3)The principal balance amortizes on a scheduled basis throughout the loan term.
In June 2026, one mezzanine loan and one mortgage loan with a principal balance of $9.8 million and $1.0 million, respectively, were paid off.
In June 2026, the Company received a partial prepayment on one mortgage loan in the amount of $2.9 million in connection with the borrower’s election to release three skilled nursing facilities from the loan.
2025 Other Real Estate Related Investment Transactions
The following table summarizes the Company’s other real estate related investments from January 1, 2025 through June 30, 2025 (dollars in thousands):

Investment Type	Investment	Effective Interest Rate		Number of Properties		Maturity Date	Accounting Policy
Mezzanine loan receivable	$6,389	13.0%		—	(1)	12/31/2034	Fair Value Option
Mortgage secured loan receivable	9,000	9.3%	(2)	—	(1)	6/1/2029	Fair Value Option
Mortgage secured loan receivable	6,100	8.6%		1		5/31/2035	Fair Value Option
Preferred Equity	30,000	12.0%		30
Total	$51,489	11.3%		31
(1)Includes additional fundings on an existing mortgage and mezzanine loan receivable.
(2)Variable rate subject to a floor, and SOFR plus 4.25%, less servicing fee.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Other Loans Receivables
As of June 30, 2026 and December 31, 2025, the Company’s other loans receivable, which are included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

					As of June 30, 2026	As of December 31, 2025
Investment	Principal Balance as of June 30, 2026	Book Value as of June 30, 2026	Principal Balance as of December 31, 2025	Book Value as of December 31, 2025	Weighted Average Contractual Interest Rate		Maturity Date
Other loans receivable	$20,753	$20,803	$29,509	$30,217	8.7%	8.4%	9/30/2026 - 12/31/2030
Expected credit loss	—	(6,994)	—	(6,994)
Total	$20,753	$13,809	$29,509	$23,223
The following table summarizes the Company’s other loans receivable activity for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Origination of other loans receivable	$—	$226
Assumption of other loans receivable in connection with the acquisition(1)	—	7,124
Principal payments and conversion to investments in real estate(2)	(8,752)	(555)
Accrued interest, net(2)	(658)	52
Foreign currency translation	(4)	—
Net change in other loans receivable	$(9,414)	$6,847
(1) In connection with the Care REIT acquisition in the U.K. during the six months ended June 30, 2025, the Company assumed other loans receivable, including one for $6.9 million related to the development of a U.K. Care Home. Upon certain conditions being met, a put option by the operator or a call option by the Company may each be exercised providing for the Company’s acquisition of the development for additional cash consideration.
(2) During the six months ended June 30, 2026, the Company exercised the option to acquire the U.K. Care Home. The principal payments and accrued interest include $8.1 million and $0.8 million of non-cash activity, respectively, related to the Company’s acquisition of the U.K. Care Home. See Note 3, Real Estate Investments, Net, for further information.
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the six months ended June 30, 2026 and 2025, the Company had no additional expected credit loss for other loans receivable and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the other real estate related investments, other loans receivable and other investments during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment	2026	2025	2026	2025
Mortgage secured loans receivable	$21,603	$14,512	$38,261	$28,900
Mezzanine loans receivable	1,629	2,873	3,353	5,694
Preferred equity investments	2,404	1,911	4,803	3,408
Other loans receivable	367	407	888	741
Other(1)	801	3,847	1,456	6,975
Total	$26,804	$23,550	$48,761	$45,718
(1) Other income is comprised of interest income on money market funds and escrow deposits.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

7. DERIVATIVES AND HEDGING
The Company estimates the fair value of derivative instruments, including its interest rate caps, swaps and foreign currency forwards, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information.
As of June 30, 2026, the Company has two foreign currency forward contracts with £17.0 million in notional value, which are designated as cash flow hedges. The Company entered into cash flow hedges to hedge the foreign currency risk of intercompany loans denominated in GBP.
As of June 30, 2026, the Company has two interest rate swaps with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility (as defined below). The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2026:

Derivative	Notional Amount (in thousands)	Maturity or Settlement Date	Index	Strike Rate	Fair Value as of June 30, 2026 (in thousands)	Fair Value as of December 31, 2025 (in thousands)
Cash flow hedge	£7,656	March 2026	GBP-USD exchange rate	$1.34	$—	$(67)
Cash flow hedge	£7,741	June 2026	GBP-USD exchange rate	$1.34	—	(67)
Cash flow hedge	£8,500	September 2026	GBP-USD exchange rate	$1.35	165	—
Cash flow hedge	£8,500	December 2026	GBP-USD exchange rate	$1.34	146	—
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	1,942	(1,543)
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	1,941	(1,543)

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30, 2026	For the six months ended June 30, 2026	For the three months ended June 30, 2026	For the six months ended June 30, 2026
	Gain recognized in Other Comprehensive Income (Loss)		Gain reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Income Statement Location
Cash flow hedge	$297	$586	$(84)	$(141)	Gain on foreign currency transactions, net
Interest rate swap	3,807	7,312	(147)	(343)	Interest expense
	$4,104	$7,898	$(231)	$(484)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2025
	Loss recognized in Other Comprehensive Income (Loss)		(Gain) loss reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Income Statement Location
Cash flow hedge	$(1,146)	$(1,146)	$—	$—	Gain on foreign currency transactions, net
	$(1,146)	$(1,146)	$—	$—
The Company estimates that an additional $2.0 million will be reclassified from accumulated other comprehensive income as a net decrease to interest expense and $0.3 million will be reclassified from accumulated other comprehensive income to gain on foreign currency transactions over the next 12 months.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2026
Assets:
Mortgage secured loans receivable	$—	$—	$861,553	$861,553
Mezzanine loans receivable	—	—	46,170	46,170
Financing receivable	—	—	92,899	92,899
Cash flow hedges	—	4,194	—	4,194
Total assets	$—	$4,194	$1,000,622	$1,004,816

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Mortgage secured loans receivable	$—	$—	$736,474	$736,474
Mezzanine loans receivable	—	—	56,476	56,476
Financing receivable	—	—	92,193	92,193
Total assets	$—	$—	$885,143	$885,143
Liabilities:
Cash flow hedges	$—	$3,220	$—	$3,220
Total liabilities	$—	$3,220	$—	$3,220

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance as of December 31, 2025	$736,474	$56,476	$92,193
Originations	124,750	—	—
Accrued interest, net	2,144	(147)	706
Unrealized gain (loss), net	2,770	(359)	—
Payments	(4,585)	(9,800)	—
Balance as of June 30, 2026	$861,553	$46,170	$92,899
Real estate secured and mezzanine loans receivable, at fair value: The fair value of the secured and mezzanine loans receivable were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three and six months ended June 30, 2026, the Company recorded a net unrealized gain of $1.6 million and $2.4 million, respectively, on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. During the three and six months ended June 30, 2025, the Company recorded a net unrealized gain of $2.0 million and $3.3 million, respectively, on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. As of June 30, 2026 and December 31, 2025, the Company did not have any loans that were 90 days or more past due.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivable as of June 30, 2026:

Type	Book Value as of June 30, 2026	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$861,553	Discounted cash flow	Discount Rate	7% - 12%
Mezzanine loans receivable	46,170	Discounted cash flow	Discount Rate	11% - 13%
Derivative instruments: The Company estimates the fair value of derivative instruments, including its swaps and foreign currency forwards, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information.
Financing receivable: The fair value was determined using a widely accepted valuation technique, discounted cash flow analysis, on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at June 30, 2026 was 12%.
For the six months ended June 30, 2026, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s financing receivables, preferred equity investments and the Notes (as defined in Note 9, Debt, below) as of June 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

		June 30, 2026			December 31, 2025
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Financing receivables	3	$461,000	$463,256	$459,815	$—	$—	$—
Preferred equity investments	3	$83,782	$84,582	$84,582	$83,782	$84,585	$84,585
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$398,260	$390,328	$400,000	$397,816	$394,216
Cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, and accrued liabilities: The carrying values for these instruments approximate their fair values due to the short-term nature of these instruments.
Financing receivables: The fair values of the financing receivables were estimated using a discounted cash flow analysis on the expected cash flows. The Company utilized discount rates ranging from 9% to 10% in its fair value calculations.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

9. DEBT
The following table summarizes the balance of the Company’s indebtedness as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026			December 31, 2025
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(1,740)	$398,260	$400,000	$(2,184)	$397,816
Senior unsecured term loan	500,000	(3,189)	496,811	500,000	(3,596)	496,404
Unsecured revolving credit facility(1)	310,000	—	310,000	—	—	—
	$1,210,000	$(4,929)	$1,205,071	$900,000	$(5,780)	$894,220
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
As of June 30, 2026, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes.

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
As of June 30, 2026, the Operating Partnership had $500.0 million of borrowings outstanding under the Term Loan Facility and $310.0 million of borrowings outstanding under the Third Amended Revolving Facility.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

As of June 30, 2026, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.
Schedule of Debt Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of June 30, 2026 (dollars in thousands):

	Revolving Credit Facility	Term Loan	Senior Unsecured Notes	Total
2026 (six months remaining)	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	400,000	400,000
2029	310,000	—	—	310,000
2030	—	500,000	—	500,000
Thereafter	—	—	—	—
Total Debt	$310,000	$500,000	$400,000	$1,210,000
10. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Common Stock
Forward Equity Offering—On May 18, 2026, the Company entered into an underwriting agreement in connection with an underwritten public offering of 12.5 million shares of common stock, sold on a forward basis pursuant to forward sale agreements. The underwriters exercised in full their option to purchase an additional 1.9 million shares on May 20, 2026. The forward sale agreements have an initial forward price of $40.225 per share, subject to certain adjustments, and mature on May 20, 2027. As of June 30, 2026, 14.4 million shares remained unsettled, representing approximately $578.2 million in gross proceeds.
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
In the event the Company enters into an ATM forward contract to sell shares of common stock pursuant to the ATM Program, the Company would expect to fully physically settle forward equity sales by delivery of shares of common stock to the forward purchaser and receive cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. As of June 30, 2026, 0.1 million shares remained unsettled under the ATM Program, representing approximately $2.5 million in gross proceeds.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares	9,503	12,055	13,003	12,608
Average sales price per share	$38.26	$29.36	$37.92	$29.34
Gross proceeds(1)	$363,584	$353,907	$493,084	$369,871
(1) Total gross proceeds is before $7.0 million and $4.4 million of commissions paid to the sales agents and forward adjustments during the three months ended June 30, 2026 and 2025, respectively, under the ATM Program. Total gross proceeds is before $8.0 million and $4.6 million of commissions paid to the sales agents and forward adjustments during the six months ended June 30, 2026 and 2025, respectively, under the ATM Program.
As of June 30, 2026, the Company had $876.4 million available for future issuances under the New ATM Program.
Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first six months of 2026 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2026	June 30, 2026
Dividends declared per share	$0.39	$0.39
Dividends payment date	April 15, 2026	July 15, 2026
Dividends payable as of record date	$88,452	$92,157
Dividends record date	March 31, 2026	June 30, 2026
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
As of June 30, 2026, the redeemable noncontrolling interests did not meet the conditions for redemption.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Restricted Stock Awards and Units
Prior to 2026, the board of directors granted restricted stock awards (“RSAs”) and, beginning in 2026, the board of directors granted restricted stock units (“RSUs”). Under the Plan, RSAs and RSUs that are not TSR Units (as defined below) granted to employees of the Company typically vest in equal annual installments over a three year period. The board of directors granted RSAs to certain employees of the Company in 2025 (“2025 RSAs”) which vested in one installment over one year. RSAs granted to non-employee members of the board of directors (“Board Awards”) prior to 2026 vest in full on the earlier to occur of the Company’s next Annual Meeting of Stockholders or one year. Beginning in 2026, RSUs granted to non-employee members of the board vest in full on the one year anniversary of the grant date. Relative total shareholder return units (“TSR Units”) granted since 2021 are subject to both time and market based conditions and cliff vest after a three year period. The amount of such market awards that will ultimately vest is dependent on the Company’s total shareholder return (“TSR”) performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of the TSR Units initially granted. RSAs, RSUs and Board Awards are valued on the date of grant based on the closing price of the Company’s common stock, while the TSR Units are valued on the date of grant using a Monte Carlo valuation model. The vesting of certain awards may accelerate, as defined in the grant agreement, upon retirement, a change in control or other events.
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
Pursuant to an LTIP Unit program adopted by the Board in December 2025, each executive officer and certain other employees as well as members of the Board may elect to receive their annual Company equity awards in the form of Basic LTIP Units or Performance LTIPs, as applicable. Basic LTIP Units granted under the Plan generally vest in equal annual installments over a period of three years or, in the case of Basic LTIP Units awarded to members of the Board, on the first anniversary of their grant date. The Performance LTIP Units are scheduled to cliff vest at the end of a three-year period subject to a market-based performance condition tied to the Company’s TSR performance relative to a custom peer group consisting of other publicly traded healthcare REITs over the three-year period. The Performance LTIP Units are granted at the maximum potential payout, inclusive of expected distributions during the performance period. The number of units that ultimately vest can vary from 0% to 100% of target, and any difference from the original grant is forfeited. The fair value of the time-based Basic LTIP Units is determined based on the closing market price of the Company’s shares on the grant date less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the time-based Basic LTIP Units reaching parity with the value of the Company’s common stock. The fair value of market-based Performance LTIP Units is determined based on the Monte Carlo valuation model using the same assumptions as TSR Units described above less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the Performance LTIP Units reaching parity with the value of the Company’s common stock and the vesting terms of the awards. The total grant date fair value of LTIP Units granted during the six months ended June 30, 2026 was $16.4 million.
The following table summarizes the RSUs and LTIP Unit grants during the six months ended June 30, 2026:

	RSUs		LTIP Units
	Shares	Weighted Average Share Price	Units	Weighted Average Grant Date Fair Value per Unit
Granted	93,171	$38.72	786,870	$20.81

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$3,023	$3,026	$6,471	$6,935
As of June 30, 2026, there was $22.2 million of unamortized stock-based compensation expense related to the unvested RSAs, RSUs, TSR Units and LTIP Units, which is expected to be recognized over a weighted average period of approximately 1.9 years.
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
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the six months ended June 30, 2026, as a result of ownership of investments in a TRS and the U.K., the Company was subject to federal, state and foreign income taxes under the respective tax laws of these jurisdictions.
The following table summarizes pretax income and income tax expense by geography for continuing operations for the periods presented (dollars in thousands):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Pretax income	Income tax expense	Pretax income	Income tax expense
Domestic	$85,925	$106	$163,169	$217
Foreign	4,846	2,429	9,378	4,589
Total	$90,771	$2,535	$172,547	$4,806
The income tax expense for the six months ended June 30, 2026 was primarily due to income from foreign jurisdictions that are subject to withholding taxes.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. As of June 30, 2026 and December 31, 2025, deferred tax assets totaled zero and $0.1 million, respectively, and deferred tax liabilities totaled $10.0 million and $5.6 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three and six months ended June 30, 2026 and 2025, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to CareTrust REIT, Inc.	$88,996	$68,545	$169,206	$134,347
Less: Net income allocated to participating securities	(96)	(186)	(201)	(368)
Numerator for basic and diluted earnings available to common stockholders	$88,900	$68,359	$169,005	$133,979
Denominator:
Weighted-average basic common shares outstanding	233,751	192,444	228,412	189,813
Dilutive potential common shares - TSR Units	405	407	435	317
Dilutive potential common shares - forward equity agreements	88	—	282	—
Weighted-average diluted common shares outstanding	234,244	192,851	229,129	190,130

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.38	$0.36	$0.74	$0.71
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.38	$0.35	$0.74	$0.70
Antidilutive unvested RSAs and RSUs excluded from the computation	279	554	279	554
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The CODM evaluates performance based on net income, as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$118,205	$86,033	$232,401	$157,679
Resident fees and services	4,643	—	8,495	—
Interest income from financing receivables	11,696	2,886	14,474	5,693
Interest income from other real estate related investments and other income	26,804	23,550	48,761	45,718
Total revenues	161,348	112,469	304,131	209,090
Expenses:
Depreciation and amortization	30,362	21,215	59,792	39,056
Interest expense	15,324	13,038	26,566	19,707
Property taxes and insurance	2,163	2,117	4,616	4,182
Senior housing operating expenses	3,732	—	6,838	—
Transaction costs	352	61	559	949
Provision for loan losses	4,671	—	4,671	—
Property operating (recoveries) expenses	(4)	938	292	1,043
Cash compensation	3,151	2,003	6,730	4,093
Incentive compensation	6,101	3,424	10,185	4,649
Share-based compensation	3,023	3,026	6,471	6,935
Professional services	1,725	2,453	3,253	3,329
Taxes and insurance	218	470	451	688
Other expenses(1)	1,559	1,173	3,024	1,878
General and administrative	15,777	12,549	30,114	21,572
Total expenses	72,377	49,918	133,448	86,509
Other income:
Gain on sale of real estate, net	—	—	—	3,876
Unrealized gain on other real estate related investments, net	1,725	1,968	1,732	3,255
Gain on foreign currency transactions, net	75	4,413	132	4,413
Total other income	1,800	6,381	1,864	11,544
Income before income tax expense	90,771	68,932	172,547	134,125
Income tax expense	(2,535)	(1,030)	(4,806)	(1,030)
Net income	88,236	67,902	167,741	133,095
Net loss attributable to noncontrolling interests	(760)	(643)	(1,465)	(1,252)
Net income attributable to CareTrust REIT, Inc.	$88,996	$68,545	$169,206	$134,347
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
During the three months ended June 30, 2026, the Company entered into two joint ventures, pursuant to which the Company contributed an aggregate of $16.2 million into the joint ventures that purchased the real estate and operations of one senior housing community in Arizona, with one joint venture acquiring the real estate and the other acquiring the operations. The joint venture partners contributed the remaining $0.3 million of the total investment. The Company holds a 98% common equity interest in each joint venture, with the joint venture partner holding the remaining 2%.
During the three months ended June 30, 2026, the Company entered into a joint venture, pursuant to which the Company contributed $28.5 million into the joint venture that purchased two senior housing communities in California. The joint venture partner contributed the remaining $0.7 million of the total investment. The Company holds a 97.5% interest in the joint venture, consisting of 95.0% preferred and 2.5% common equity interests, with the joint venture partner holding the remaining 2.5% common interest.
Total assets and total liabilities on the Company's condensed consolidated balance sheets include VIE assets and liabilities, excluding those of the Operating Partnership, as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Assets:
Real estate investments, net	$855,098	$822,457
Cash and cash equivalents	14,578	12,806
Accounts and other receivables	392	78
Prepaid and other assets	5,166	5,961
Total assets	$875,234	$841,302
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	$5,802	$4,856
Total liabilities	$5,802	$4,856
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
The fair value of the Company’s investment in the unconsolidated VIEs were £35.5 million and £15.5 million at June 30, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss from the unconsolidated VIEs were £35.5 million and £15.5 million at June 30, 2026 and December 31, 2025, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
The table below summarizes the Company’s existing, known commitments and contingencies as of June 30, 2026 (in thousands):

Remaining Commitment
Capital expenditures(1)	$9,385
Mortgage loans	5,066
Other loans receivable(2)	18,021
Earn-out obligations(3)	45,152
$77,624
(1)As of June 30, 2026, the Company had committed to fund expansions, construction, capital improvements and environmental, social and governance incentives at certain triple-net leased properties totaling $9.4 million, of which $4.5 million is subject to rent increase at the time of funding.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major operator or borrower concentration – The Company has operators and borrowers from which it derived 10% or more of its revenue for the three and six months ended June 30, 2026 and 2025. The following table sets forth information regarding the Company’s major operators as of June 30, 2026 and 2025:

	Percentage of Total Revenue
Operator/Borrower	Three Months Ended	Six Months Ended
June 30, 2026(1)
Ensign(2)	15%	16%

June 30, 2025(1)
Ensign(2)	19%	20%
PACS(2)	10%	10%
(1) Based on the Company’s rental income, resident fees and services, and interest income on financing receivables and other real estate related investments, exclusive of operating expense reimbursements.
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
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain geographies from which the Company derived 10% or more of its revenue for the three and six months ended June 30, 2026 and 2025:

	Percentage of Total Revenue
Geography	Three Months Ended	Six Months Ended
June 30, 2026(1)
CA	23%	20%
U.K.	16%	16%
TX	10%	10%

June 30, 2025(1)
CA	21%	22%
TN	11%	11%
TX	11%	11%
U.K.	10%	6%
(1) Based on the Company’s rental income, resident fees and services, and interest income on financing receivables and other real estate related investments, exclusive of operating expense reimbursements.
18. SUBSEQUENT EVENTS
Recent Acquisitions and Investments
In July 2026, the Company received a partial prepayment on one mortgage loan in the amount of $73.7 million.
On August 1, 2026, the Company acquired two senior housing communities located in Utah for $65.1 million, which includes estimated capitalized acquisition costs. The communities will be operated by an independent manager under the Company’s SHOP platform.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

On August 6, 2026, the Company acquired ten senior housing communities for approximately £113.5 million, which excludes estimated acquisition costs. In connection with the acquisition of the senior housing communities, the Company entered into new long-term triple-net leases with a new operator. The leases have terms of ten years, with two ten-year renewal options and RPI-based rent escalators, subject to a floor of 2% and a ceiling of 4%. Annual cash rent under the leases is £9.3 million. In connection with the acquisition, the Company extended mortgage loans totaling £49.2 million to the new operator. The mortgage loans are secured by six senior housing communities and bear interest at a rate of 8.6%. The mortgage loans are set to mature on August 5, 2027, and include put and call options, subject to certain conditions, to purchase the real estate. Upon receipt by the operator of certain regulatory approvals, the Company intends to exercise its option to accelerate the mortgage loans, acquire the underlying real estate securing the mortgage loans, and enter into new long-term leases with the same operator.
In addition to the transactions listed above, subsequent to June 30, 2026, the Company also completed the following transactions:
•Acquired one senior housing community in the U.K. for approximately £7.2 million.
•Invested $7.0 million in a mortgage loan.
•One mortgage loan with a principal balance of $15.7 million was fully paid off.
•Exercised an option to acquire one senior housing community in exchange for settling a mortgage loan with a principal balance of £15.5 million.
Financing Activity
Subsequent to June 30, 2026, the Company borrowed $285 million, net under the Third Amended Revolving Facility to fund recent acquisitions. In addition, subsequent to June 30, 2026, the Company entered into forward contracts under the ATM Program to sell 2.2 million shares for gross proceeds of $90.6 million, all of which remain outstanding.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability of our tenants, managers, and borrowers to successfully operate our properties and to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the impact of unstable market and economic conditions; (iii) the impact of healthcare reform legislation, including reimbursement rates and potential minimum staffing level requirements, on the operating results and financial conditions of our tenants, managers, and borrowers; (iv) the consequences of bankruptcy, insolvency or financial deterioration of our tenants, managers and borrowers; (v) the ability and willingness of our tenants, managers and borrowers to renew their agreements with us, and our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant or manager; (vi) the risk that we may have to incur impairment charges related to any asset sales if we are unable to sell such assets at the prices we expect; (vii) the impact of public health crises; (viii) the availability of and the ability to identify (a) tenants and managers who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants and managers on favorable terms; (ix) the intended benefits of our acquisition of Care REIT plc (“Care REIT”) may not be realized, and the additional risks we will be subject to from our investment in Care REIT and any other international investments; (x) the additional operational and legal risks associated with our properties managed in a RIDEA (as defined below) structure; (xi) the impact of the unfavorable resolution of litigation or disputes and rising liability and insurance costs as a result thereof or other market factors; (xii) the ability to retain our key management personnel; (xiii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiv) changes in the United States (“U.S.”) and United Kingdom (“U.K.”) tax law and other state, federal or local laws, whether or not specific to REITs; (xv) the ability to generate sufficient cash flows to service our outstanding indebtedness; (xvi) access to debt and equity capital markets; (xvii) fluctuating interest and currency rates; (xviii) risks and challenges related to our use of, or inability to use, artificial intelligence; and (xix) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
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
As of June 30, 2026, we owned, directly or indirectly in consolidated joint ventures, and leased to independent operators, 426 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 39,667 operational beds and units located in 33 states and the United Kingdom with the highest concentration of properties by rental income located in the U.K., California, Texas and Tennessee. As of June 30, 2026, we also had other real estate related investments consisting of four preferred equity investments, 21 real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $1.1 billion and three financing receivables with a carrying value of $556.2 million.
During the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating portfolio (“SHOP”) and completed our first SHOP acquisition in December 2025. As of June 30, 2026, CareTrust REIT also owned, indirectly in consolidated joint ventures, the properties and operations of four senior housing communities consisting of 372 units in Texas and Arizona that are operated on our behalf by independent managers pursuant to the terms of separate management agreements under our SHOP platform.
Recent Developments
Market Trends and Uncertainties
Recent macroeconomic conditions, particularly market uncertainty, immigration restrictions and changes to immigration enforcement policy, changes to the U.S. healthcare system, inflation (including higher supply costs and shortages), effects of global tariffs, elevated interest rates and related changes to consumer spending, have adversely impacted and could continue to adversely impact our tenants’ ability to meet some of their financial obligations to us. Higher interest rates and market volatility have also increased our costs of capital to finance acquisitions and increased our borrowing costs. We continue to monitor changes in the interest rate environment and the effect of changing rates on our business. In addition, current macroeconomic conditions and the resulting market volatility may adversely impact our ability to sell properties on acceptable terms, if at all, which could result in additional impairment charges.
As a result of impacts experienced by our operators due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full may be negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. During the three months ended June 30, 2026, we collected approximately 100% of contractual rents and interest due from our operators and borrowers. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.
Regulatory Updates
The following information supplements and updates, and should be read in conjunction with, the information contained under the caption Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Regulatory Updates, in our Annual Report on Form 10-K for the year ended December 31, 2025.
On July 29, 2026, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule updating SNF payment rates for fiscal year 2027, providing for a net increase of 2.4% in Medicare Part A payments to SNFs, representing an estimated $882.7 million increase in aggregate payments to SNFs. This increase is expected to partially offset some of our tenants’ and borrowers’ higher operating costs.
In connection with the fiscal year 2027 rulemaking, CMS issued a Request for Information (“RFI”) seeking input on methodologies to quantify and address potential "case-mix creep" under the Patient-Driven Payment Model (“PDPM”). Comments were due June 1, 2026. In the final rule, CMS confirmed it will take the comments received under advisement in connection with any potential future rulemaking to address case-mix upcoding under PDPM. While the RFI did not result in specific rate changes for fiscal year 2027, it indicates CMS may pursue future recalibrations to PDPM that could reduce per-beneficiary Medicare payments to SNFs in fiscal years beyond fiscal year 2027.
In the same final rule, CMS finalized updates to the SNF Quality Reporting Program (“QRP”), including the removal of two COVID-19 vaccination measures beginning with the fiscal year 2028 SNF QRP, a shortened data submission timeframe from approximately 4.5 months to approximately 45 days beginning with the fiscal year 2029 SNF QRP, and a requirement that SNFs submit Minimum Data Set assessments for all residents receiving covered skilled care regardless of payer. These finalized obligations broaden the conduct that triggers the existing 2-percentage-point reduction to a SNF’s annual market basket update for noncompliance, which could adversely affect our tenants’ and borrowers’ financial condition and ability to meet their obligations to us.
In April 2026, CMS issued revised guidance updating Chapters 5 and 7 of the State Operations Manual, including updates to survey procedures and revisit protocols, strengthened Civil Money Penalty enforcement (with per-instance and per-day fines and public posting of certain penalties on Nursing Home Care Compare), and refined Immediate Jeopardy definitions.

Non-compliance could harm operators’ reputations and ability to attract patients. In addition, increased compliance burdens or enforcement actions against our tenants or borrowers could adversely affect their financial condition and, in turn, their ability to meet their obligations to us.
California Senate Bill No. 525 (“SB 525”), signed into law on October 13, 2023 and effective October 16, 2024, requires substantial minimum wage increases for workers at certain health care facilities (including licensed SNFs) operating in California. The minimum wage increased from $21 per hour to $22 or $23 per hour (depending on property type) on June 1, 2026, with a further increase to $25 per hour on June 1, 2028. The step-up may further pressure operating costs for our California-based tenants and borrowers, which could adversely affect their financial condition and ability to meet their obligations to us.
Recent Investments
The following table summarizes our acquisitions from January 1, 2026 through June 30, 2026 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing triple-net	$161,292	$14,580	7	656
Senior housing triple-net(4)(5)	246,604	20,695	12	1,296
SHOP(4)	15,680	N/A	1	102
Total	$423,576	$35,275	20	2,054
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first 12 months.
(3)The number of beds/units includes operating beds/units at acquisition date.
(4)Includes properties held in consolidated joint ventures. See Note 15, Variable Interest Entities, for additional information.
(5)Includes non-cash consideration related to the acquisition of one property previously subject to a loan in which the principal and interest under the loan agreement was settled in exchange for title of the property.
The following table summarizes our financing receivable investments from January 1, 2026 through June 30, 2026 (dollars in thousands):

Investment Type	Investment(1)	Initial Annual Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Financing receivables	$467,129	$45,433	22	2,433
Total	$467,129	$45,433	22	2,433
(1)Includes acquisition costs.
(2)Represents annualized acquisition-date interest income, exclusive of amortization of loan costs.
(3)The number of beds/units includes operating beds at the investment date.
The following table summarizes our other real estate related investments from January 1, 2026 through June 30, 2026 (dollars in thousands):

Investment Type	Investment(1)	Weighted Average Effective Interest Rate	Number of Properties(2)	Maturity Date
Mortgage secured loans receivable	$259,599	9.9%	19	1/19/2027 - 5/31/2035
Total	$259,599	9.9%	19
(1)Loans originated in British Pound are converted at the spot rate on date of investment.
(2)Includes additional fundings on existing mortgage secured loans receivable.
Equity Offering of Common Stock
On May 18, 2026, we entered into an underwriting agreement in connection with an underwritten public offering of 12.5 million shares of common stock, sold on a forward basis pursuant to forward sale agreements. The underwriters exercised in full their option to purchase an additional 1.9 million shares on May 20, 2026. The forward sale agreements have an initial forward price of $40.225 per share, subject to certain adjustments, and mature on May 20, 2027. As of June 30, 2026, 14.4 million shares remained unsettled, representing approximately $578.2 million in gross proceeds.

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
We expect to fully physically settle ATM forward contracts entered into under the ATM program by delivery of shares of common stock to the forward purchaser and receipt of cash proceeds upon one or more settlement dates, which are typically a one-year term, at our discretion, prior to the final settlement date, at which time we would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that we would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. As of June 30, 2026, 0.1 million shares remained unsettled under the ATM Program, representing approximately $2.5 million in gross proceeds.
The following table summarizes the ATM Program activity for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares	9,503	12,055	13,003	12,608
Average sales price per share	$38.26	$29.36	$37.92	$29.34
Gross proceeds(1)	$363,584	$353,907	$493,084	$369,871
(1) Total gross proceeds is before $7.0 million and $4.4 million of commissions paid to sales agents and forward adjustments during the three months ended June 30, 2026 and 2025, respectively, under the ATM Program. Total gross proceeds is before $8.0 million and $4.6 million of commissions paid to the sales agents and forward adjustments during the six months ended June 30, 2026 and 2025, respectively, under the ATM Program.
As of June 30, 2026, we had $876.4 million available for future issuances under the New ATM Program.
Subsequent to June 30, 2026, we entered into forward contracts under the ATM Program to sell 2.2 million shares for gross proceeds of $90.6 million, all of which remain outstanding.
Financing Activity
Subsequent to June 30, 2026, we borrowed an additional $285.0 million, net under the Third Amended Revolving Facility (as defined below) to fund recent acquisitions.

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026:

	Three Months Ended		Increase (Decrease)	Percentage Difference
(in thousands)	June 30, 2026	March 31, 2026
Revenues:
Rental income	$118,205	$114,196	$4,009	4%
Resident fees and services	4,643	3,852	791	21%
Interest income from financing receivables	11,696	2,778	8,918	*
Interest income from other real estate related investments and other income	26,804	21,957	4,847	22%
Expenses:
Depreciation and amortization	30,362	29,430	932	3%
Interest expense	15,324	11,242	4,082	36%
Property taxes and insurance	2,163	2,453	(290)	(12)%
Senior housing operating expenses	3,732	3,106	626	20%
Transaction costs	352	207	145	70%
Provision for loan losses	4,671	—	4,671	100%
Property operating (recoveries) expenses	(4)	296	(300)	*
General and administrative	15,777	14,337	1,440	10%
Other income:
Unrealized gain on other real estate related investments, net	1,725	7	1,718	*
Gain on foreign currency transactions, net	75	57	18	32%
Income taxes
Income tax expense	(2,535)	(2,271)	(264)	12%
Net income
Net loss attributable to noncontrolling interests	(760)	(705)	(55)	8%
* Not meaningful
Rental income. Rental income increased by approximately $4.0 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2026	March 31, 2026
Contractual cash rent	$111,864	$107,956	$3,908
Tenant reimbursements	2,162	2,447	(285)
Total contractual rent	114,026	110,403	3,623
Straight-line rent	4,184	3,843	341
Amortization of lease incentives	(49)	(49)	—
Amortization of above and below market leases	44	(1)	45
Total amount in rental income	$118,205	$114,196	$4,009
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $3.6 million due to a $3.4 million increase in rental income from real estate investments made after December 31, 2025 and a $0.8 million increase in rental rates for our existing tenants, partially offset by a $0.3 million decrease from tenant reimbursements, a $0.2 million decrease related to recoveries in the quarter ended March 31, 2026 and a $0.1 million decrease related to tenants on a cash basis.
Resident fees and services. The $0.8 million, or 21%, increase in resident fees and services was primarily due to the acquisition of one senior housing community under the SHOP platform in May 2026.

Interest income from financing receivables. The $8.9 million increase in interest income from financing receivables was primarily due to the origination of two financing receivables during the three months ended June 30, 2026.
Interest income from other real estate related investments and other income. The $4.8 million, or 22%, increase in interest income from other real estate related investments and other income was primarily due to an increase of $4.6 million of interest income on new investments made after December 31, 2025, an increase of $0.2 million related to the number of days in the quarter compared to the prior quarter, an increase of $0.2 million related to the amortization of loan origination fees, and an increase of $0.1 million of interest earned on cash and cash equivalents, partially offset by a decrease of $0.3 million related to loan payments.
Depreciation and amortization. The $0.9 million, or 3%, increase in depreciation and amortization was primarily due to an increase of $1.2 million due to acquisitions and capital improvements made after December 31, 2025, partially offset by a decrease of $0.3 million related to assets becoming fully depreciated after December 31, 2025.
Interest expense. Interest expense increased by $4.1 million as detailed below:

Change in interest expense for the three months ended June 30, 2026 compared to the three months ended March 31, 2026
(in thousands)
Increases to interest expense due to:
Increase in outstanding borrowing amount for the Revolving Facility	$4,014
Other changes in interest expense	68
Total increases to interest expense	$4,082
Property taxes and insurance. The $0.3 million, or 12%, decrease in property taxes and insurance was primarily due to a decrease of $0.5 million due to reassessments, partially offset by an increase of $0.2 million due to acquisitions made after December 31, 2025.
Senior housing operating expenses. The $0.6 million, or 20%, increase in senior housing operating expenses was primarily due to the acquisition of one senior housing community under the SHOP platform in May 2026.
Transaction costs. Transaction costs for the three months ended June 30, 2026 and March 31, 2026 are primarily related to integrating the operations of the Care REIT acquisition in the U.K. in 2025.
Provision for loan losses. During the three months ended June 30, 2026, we recorded a $4.7 million provision for loan losses due to the credit loss reserve on two new financing receivables originated in the period. During the three months ended March 31, 2026, we did not record any provision for loan losses.
Property operating (recoveries) expenses. Property operating (recoveries) expenses for the three months ended June 30, 2026 and March 31, 2026 relate to assets we sold or transitioned to new operators.
General and administrative. General and administrative expense increased by $1.4 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2026	March 31, 2026
Incentive compensation	$6,101	$4,084	$2,017
Cash compensation	3,151	3,579	(428)
Share-based compensation	3,023	3,448	(425)
Professional services	1,725	1,528	197
Other administrative expense	666	786	(120)
Taxes and insurance	218	233	(15)
Other expenses	893	679	214
General and administrative expense	$15,777	$14,337	$1,440
Unrealized gain on other real estate related investments, net. During the three months ended June 30, 2026, we recorded $2.6 million of unrealized gains on our secured and mezzanine loans receivable partially offset by unrealized losses of $1.0 million to bring the interest rates in line with market rates and an unrealized foreign currency gain of $0.1 million related to two mortgage loans receivable. During the three months ended March 31, 2026, we recorded $1.5 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.7 million, to bring the interest rates in line with market rates, and an unrealized foreign currency loss of $0.8 million related to two mortgage loans receivable.

Gain on foreign currency transactions. During both the three months ended June 30, 2026 and March 31, 2026, we recorded a $0.1 million foreign currency gain related to our cash flow hedges.
Income tax expense. During the three months ended June 30, 2026 and March 31, 2026, we recorded $2.5 million and $2.3 million of income tax expense, respectively, primarily related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests did not change significantly during the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025:

	Six Months Ended		Increase (Decrease)	Percentage Difference
(in thousands)	June 30, 2026	June 30, 2025
Revenues:
Rental income	$232,401	$157,679	$74,722	47%
Resident fees and services	8,495	—	8,495	100%
Interest income from financing receivables	14,474	5,693	8,781	*
Interest income from other real estate related investments and other income	48,761	45,718	3,043	7%
Expenses:
Depreciation and amortization	59,792	39,056	20,736	53%
Interest expense	26,566	19,707	6,859	35%
Property taxes and insurance	4,616	4,182	434	10%
Senior housing operating expenses	6,838	—	6,838	100%
Transaction costs	559	949	(390)	(41)%
Provision for loan losses	4,671	—	4,671	100%
Property operating expenses	292	1,043	(751)	(72)%
General and administrative	30,114	21,572	8,542	40%
Other income:
Gain on sale of real estate, net	—	3,876	(3,876)	(100)%
Unrealized gain on other real estate related investments, net	1,732	3,255	(1,523)	(47)%
Gain on foreign currency transactions, net	132	4,413	(4,281)	(97)%
Income taxes
Income tax expense	(4,806)	(1,030)	(3,776)	*
Net income
Net loss attributable to noncontrolling interests	(1,465)	(1,252)	(213)	17%
* Not meaningful
Rental income. Rental income increased by $74.7 million as detailed below:

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2026	June 30, 2025
Contractual cash rent	$219,820	$149,883	$69,937
Tenant reimbursements	4,609	4,241	368
Total contractual rent	224,429	154,124	70,305
Straight-line rent	8,027	1,753	6,274
Amortization of lease incentives	(98)	(97)	(1)
Amortization of above and below market leases	43	1,899	(1,856)
Total amount in rental income	$232,401	$157,679	$74,722
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $70.3 million due to a $63.5 million increase in rental income from real estate investments made after December 31, 2024, a $5.8 million increase in rental rates for our existing tenants, a $2.2 million increase in rental income related to transfers to new operators, and a $0.4 million increase from tenant reimbursements, partially offset by a $1.4 million decrease in rental income related to dispositions made after December 31, 2024, and a $0.2 million decrease related to tenants on a cash basis. Straight-line rent increased by $6.3 million due to investments made after December 31, 2024. Amortization of above and below market leases decreased by $1.9 million primarily due to lease terminations in August 2025, which accelerated the amortization of the applicable below market lease intangibles.
Resident fees and services. The $8.5 million increase in resident fees and services was primarily due to the acquisition of senior housing communities under the SHOP platform, including three communities acquired in December 2025 and one community acquired in May 2026.
Interest income from financing receivables. The $8.8 million increase in interest income from financing receivables was primarily due to the origination of two financing receivables during the three months ended June 30, 2026.
Interest income from other real estate related investments and other income. The $3.0 million increase in interest and other income was primarily due to a $12.9 million increase related to the origination of loans receivable after December 31, 2024, partially offset by a $4.7 million decrease related to interest income earned on escrow deposits in the prior period, a $4.2 million decrease related to loan repayments made after December 31, 2024, a $0.8 million decrease from interest income on money market funds, and a $0.2 million decrease in interest income due to other loan fees and loan fee amortization.
Depreciation and amortization. The $20.7 million, or 53%, increase in depreciation and amortization was primarily due to an increase of $22.3 million related to acquisitions and capital improvements made after December 31, 2024 and an increase of $0.2 million related to reclassifying an asset as held for investment, partially offset by a decrease of $1.2 million due to assets becoming fully depreciated or amortized and a decrease of $0.6 million due to the disposal of assets.
Interest expense. Interest expense increased by $6.9 million as detailed below:

Change in interest expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025
(in thousands)
Increases to interest expense due to:
Increase due to new Term Loan Facility	$9,569
Total increases to interest expense	9,569
Decreases to interest expense due to:
Decrease due to repayment of debt assumed in connection with the acquisition of Care REIT plc	(1,770)
Decrease in outstanding borrowing amount and interest rates for the Revolving Facility	(940)
Total decreases to interest expense	(2,710)
Total change in interest expense	$6,859
Property taxes and insurance. The $0.4 million, or 10%, increase in property taxes was due to a $1.7 million increase related to acquisitions made after December 31, 2024, partially offset by a decrease of $0.6 million due to reassessments, a decrease of $0.4 million due to properties that were sold after December 31, 2024, and a decrease of $0.3 million due to the transfer of certain properties to new operators that make direct tax payments.
Senior housing operating expenses. The $6.8 million increase in senior housing operating expenses was primarily due to the acquisition of senior housing communities under the SHOP platform, including three communities acquired in December 2025 and one community acquired in May 2026.
Transaction costs. During the six months ended June 30, 2026, we recognized $0.6 million of costs primarily related to integrating the operations of the Care REIT acquisition in the U.K. which completed in 2025. During the six months ended June 30, 2025, we recognized $0.9 million of transaction costs primarily related to unsuccessful acquisition pursuit costs that we classify as transaction costs.
Provision for loan losses. During the six months ended June 30, 2026, we recorded a $4.7 million provision for loan losses due to the credit loss reserve on two new financing receivables originated in the period. During the six months ended June 30, 2025, we did not record any provision for loan losses.

Property operating expenses. During the six months ended June 30, 2026, we recognized $0.3 million of property operating expenses related to assets we sold or transitioned to new operators. During the six months ended June 30, 2025, we recognized $1.4 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold, partially offset by $0.4 million in recoveries.
General and administrative. General and administrative expense increased by $8.5 million as detailed below:

	Six Months Ended		Increase/(Decrease)
(in thousands)	June 30, 2026	June 30, 2025
Incentive compensation	$10,185	$4,649	$5,536
Cash compensation	6,730	4,093	2,637
Share-based compensation	6,471	6,935	(464)
Professional services	3,253	3,329	(76)
Other administrative expense	1,452	800	652
Taxes and insurance	451	688	(237)
Other expenses	1,572	1,078	494
General and administrative expense	$30,114	$21,572	$8,542
Gain on sale of real estate, net. During the six months ended June 30, 2026, we did not record any gain on sale of real estate. During the six months ended June 30, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three SNFs and one senior housing community.
Unrealized gain on other real estate related investments, net. During the six months ended June 30, 2026, we recorded $4.8 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $2.4 million, to bring the interest rates in line with market rates, and an unrealized foreign currency loss of $0.7 million related to two mortgage loans receivable. During the six months ended June 30, 2025, we recorded $4.1 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $0.8 million, to bring the interest rates in line with market rates.
Gain on foreign currency transactions, net. During the six months ended June 30, 2026, we recorded a $0.1 million foreign currency gain primarily related to our cash flow hedges. During the six months ended June 30, 2025, we recorded a $4.4 million foreign currency gain on cash paid to Care REIT shareholders in connection with the acquisition of Care REIT plc.
Income tax expense. During the six months ended June 30, 2026, we recorded $4.8 million of income tax expense primarily related to foreign withholding taxes related to taxable income in the U.K. During the six months ended June 30, 2025, we recorded a $1.0 million income tax expense related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. The $0.2 million increase in net loss attributable to noncontrolling interests was primarily due to investments entered into subsequent to December 31, 2024.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and other investments (including mortgage and mezzanine loan originations), capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and senior housing communities as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the Third Amended Revolving Facility (as defined below), future borrowings, the settlement of outstanding forward contracts related to shares of our common stock, or the proceeds from sales of shares of our common stock pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We believe that our expected operating cash flow from rent collections, resident fees and services and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the Third Amended Revolving Facility, the settlement of outstanding forward contracts related to shares of our common stock and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, property operating expenses, operating lease obligations, capital expenditures, working capital requirements, and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our tenants to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
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
As of June 30, 2026, we are in compliance with all debt covenants on our outstanding indebtedness.

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities	$225,114	$172,157
Net cash used in investing activities	(990,698)	(825,306)
Net cash provided by financing activities	617,392	745,059
Effect of foreign currency translation	(583)	319
Net (decrease) increase in cash, cash equivalents and restricted cash	(148,775)	92,229
Cash, cash equivalents and restricted cash as of the beginning of period	198,042	213,822
Cash, cash equivalents and restricted cash as of the end of period	$49,267	$306,051
Net cash provided by operating activities increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Operating cash inflows are derived primarily from the rental payments received under our lease agreements and interest income received on our other real estate related investments, including as a result of new investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $53.0 million in cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to an increase in rental income and interest income received, partially offset by an increase in cash paid for general and administrative expense and interest expense.
Cash used in investing activities for the six months ended June 30, 2026 was primarily comprised of $998.3 million in acquisitions of real estate, investment in real estate related investments, investment in financing receivables and escrow deposits for potential acquisitions of real estate, and $7.4 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $15.0 million in principal payments received from our other real estate related investments and other loans receivable. Cash used in investing activities for the six months ended June 30, 2025 was primarily comprised of $842.8 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $30.0 million in preferred equity investments and $6.8 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $44.4 million in net proceeds from the sale of real estate and $9.9 million in principal payments received from our other real estate related investments and other loans receivable.
Our cash flows provided by financing activities for the six months ended June 30, 2026 were primarily comprised of $484.3 million in net proceeds from the issuance of common stock, $310.0 million in net borrowings under our Third Amended Revolving Facility (as defined below) and $1.2 million in contributions from noncontrolling interests, partially offset by $163.3 million in dividends paid, a $10.5 million net settlement adjustment on restricted stock, and $4.3 million in distributions to noncontrolling interests. Our cash flows provided by financing activities for the six months ended June 30, 2025 were primarily comprised of $500.0 million in net borrowings under our Third Amended Revolving Facility, $365.3 million in net proceeds from the issuance of common stock and $6.9 million in contributions from noncontrolling interests, partially offset by $117.4 million in dividends paid, a $4.2 million payment of deferred financing costs, a $3.3 million net settlement adjustment on restricted stock and $2.2 million in distributions to noncontrolling interests.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our operating subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Third Amended Credit Facility (as defined below). As of June 30, 2026, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 9, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
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
As of June 30, 2026, we had $500.0 million of borrowings outstanding under the Term Loan Facility and $310.0 million outstanding under the Third Amended Revolving Facility. Subsequent to June 30, 2026, we borrowed an additional $285.0 million net under the Third Amended Revolving Facility. The Third Amended Revolving Facility has a maturity date of February 9, 2029, and includes, at our sole discretion, two six-month extension options. The Term Loan Facility has a maturity date of May 30, 2030.
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
As of June 30, 2026, we were in compliance with all applicable financial covenants under the Third Amended Credit Agreement. See Note 9, Debt, to our condensed consolidated financial statements included in this report for further information about the Third Amended Credit Agreement.
Capital Expenditures
As of June 30, 2026, we had committed to fund expansions, construction, capital improvements and environmental, social and governance incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased properties totaling $9.4 million, of which $4.5 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Earn-out Obligations
As of June 30, 2026, we are party to purchase and sale agreements that provide for earn‑out obligations totaling up to $45.2 million related to the acquisition of skilled nursing facilities and U.K. Care Homes. This includes an earn‑out obligation of up to $10.0 million for one SNF in Virginia acquired in 2024, which becomes available upon the operator’s achievement of specified performance thresholds from October 2025 through October 2026. In addition, we have an earn‑out obligation of up to $32.5 million under a purchase and sale agreement for five SNFs in Virginia, North Carolina, and Maryland acquired in 2025, which becomes available upon the operator’s achievement of specified performance thresholds from December 2026 through December 2028.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 10, Equity and Redeemable Noncontrolling Interests, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the six months ended June 30, 2026.
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

	As of
(in thousands)	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$15,127	$159,343
Other assets	3,094,093	2,414,686
Intercompany receivables from non-guarantor subsidiaries	708,304	649,032
Total assets	$3,817,524	$3,223,061

Liabilities:
Senior unsecured notes payable, net(1)	$398,260	$397,816
Senior unsecured term loan, net(1)	496,811	496,404
Unsecured revolving credit facility(1)	310,000	—
Other liabilities	154,735	148,136
Total liabilities	$1,359,806	$1,042,356
(1)The senior unsecured notes, senior unsecured term loan and unsecured revolving credit facility are obligations of the Operating Partnership and are guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT and substantially all of its other subsidiaries.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenues	$72,811	$52,801	$134,967	$104,020
Total expenses	42,633	30,408	79,269	54,354
Total gain	1,682	6,381	2,550	11,544
Net income	$31,860	$28,774	$58,248	$61,210

Net intercompany interest income	$12,740	$3,587	$24,049	$3,587
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 12, 2026, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks, primarily interest rate risk with respect to our variable rate indebtedness and exchange rate risk for the British Pound Sterling.
Interest rate risk—We borrow debt at a combination of variable and fixed rates. As of June 30, 2026, our indebtedness included $500.0 million in term loans, $400.0 million in notes payable and $310 million outstanding under the Third Amended Credit Facility. As of June 30, 2026, we had $810.0 million of outstanding variable rate indebtedness. The unused portion ($0.9 billion at June 30, 2026) of our Third Amended Credit Facility, should it be drawn upon, is subject to variable rates.
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
As of June 30, 2026, we had two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
Based on our outstanding debt balance as of June 30, 2026 described above and the interest applicable to our outstanding Third Amended Credit Facility at June 30, 2026, assuming a 100 basis point increase in the interest rates related to our variable rate debt not hedged by interest rate swaps, interest expense would have increased approximately $1.6 million for the six months ended June 30, 2026.
Exchange rate risk—We are exposed to changes in foreign exchange rates as a result of our real estate investments in the United Kingdom. Our foreign currency exposure is partially mitigated through the use of British Pound Sterling denominated intercompany debt totaling £529.1 million as of June 30, 2026 and foreign currency forward contracts. Based solely on our results of operations for the six months ended June 30, 2026, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $0.5 million.
To hedge a portion of the interest expense due on our intercompany debt in the U.K., as of June 30, 2026, we have two foreign currency forward contracts with a notional amount totaling £17.0 million that mature throughout 2026.

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
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2026.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our use of, or inability to use, artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our tenants, managers, borrowers or business partners.
We use, and may expand our use of, generative artificial intelligence and machine learning (collectively, “AI”). If our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. While AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. Uncertainty around the safety and security of new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models and systems to test for security, accuracy, bias and other variables, which are often complex, may be costly and could impact our operating results. Cybersecurity threat actors may also utilize AI tools to automate and enhance cybersecurity attacks against us and could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm. Additionally, AI-enabled solutions and features may become more important to our tenants, managers, borrowers and business partners over time. They may also incorporate AI into their products and services without disclosing such use to us or fail to disclose risks presented by their use of AI. If our tenants, managers, borrowers or business partners use AI tools that do not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance and transparency, among others, it could inhibit our and their ability to maintain an adequate level of functionality or service.
Our use of third-party AI models, platforms, vendors, datasets, or infrastructure relies on safeguards implemented by those third parties, including safeguards related to model performance, availability, privacy, data use, security, intellectual property, confidentiality, accuracy, bias mitigation, regulatory compliance, and other matters, and these safeguards may be insufficient. Third-party AI providers may also change their models, terms, pricing, availability, data-use practices, privacy and security commitments, intellectual property positions, or compliance posture in ways that adversely affect our operations, costs, or ability to meet our contractual or regulatory obligations. Interruptions, errors, degradation, security incidents, or changes involving third-party AI technologies could impair our products or internal operations and could adversely affect our business.
Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in the U.S. and in non-U.S. jurisdictions, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Future regulations could impose restrictions on the use of AI technology and require us to incur significant costs to implement compliance measures or change the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of valuable property or information and adversely impact our results of operations.
In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.

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

CareTrust REIT, Inc.
August 6, 2026	By:	/s/ Derek J. Bunker
Derek J. Bunker
Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)