Form 10-Q
period 2026-09-30
CareTrust REIT, Inc.
filed 2026-11-05
CIK 1590717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 4, 2026, there were 257,657,945 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets:
Real estate investments, net	$4,717,309	$3,709,576
Financing receivables, net (includes $93,267 and $92,193 at fair value as of September 30, 2026 and December 31, 2025, respectively)	556,962	92,193
Other real estate related investments, net (including accrued interest of $7,499 and $5,759 as of September 30, 2026 and December 31, 2025, respectively)	1,098,564	899,262
Cash and cash equivalents	479,876	198,042
Restricted cash	5,449	—
Accounts and other receivables	23,326	10,368
Prepaid expenses and other assets, net	818,347	230,427
Deferred financing costs, net	6,484	8,568
Total assets	$7,706,317	$5,148,436
Liabilities and Equity:
Senior unsecured notes payable, net	$398,482	$397,816
Senior unsecured term loan, net	497,015	496,404
Unsecured revolving credit facility	1,175,000	—
Accounts payable, accrued liabilities and deferred rent liabilities	165,213	120,442
Dividends and distributions payable	100,606	74,806
Total liabilities	2,336,316	1,089,468
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	30,300	18,156

Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 257,475,662 and 222,746,343 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,575	2,227
Additional paid-in capital	5,850,070	4,518,977
Cumulative distributions in excess of earnings	(520,056)	(491,796)
Accumulated other comprehensive (loss) income	(2,201)	5,872
Total stockholders’ equity	5,330,388	4,035,280
Noncontrolling interests	9,313	5,532
Total equity	5,339,701	4,040,812
Total liabilities and equity	$7,706,317	$5,148,436

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$127,236	$104,265	$359,637	$261,944
Resident fees and services	7,226	—	15,721	—
Interest income from financing receivables	14,030	2,908	28,504	8,601
Interest income from other real estate related investments and other income	27,868	25,271	76,629	70,989
Total revenues	176,360	132,444	480,491	341,534
Expenses:
Depreciation and amortization	33,258	26,693	93,050	65,749
Interest expense	17,716	12,622	44,282	32,329
Property taxes and insurance	2,852	2,326	7,468	6,508
Senior housing operating expenses	5,852	—	12,690	—
Impairment of real estate investments	—	452	—	452
Transaction costs	8,933	560	9,492	1,509
Provision for loan losses	—	—	4,671	—
Property operating (recoveries) expenses	(108)	279	184	1,322
General and administrative	15,615	15,420	45,729	36,992
Total expenses	84,118	58,352	217,566	144,861
Other income:
Loss on extinguishment of debt	—	(390)	—	(390)
Gain on sale of real estate, net	—	—	—	3,876
Unrealized (loss) gain on other real estate related investments, net	(7,262)	3,603	(5,530)	6,858
Gain (loss) on foreign currency transactions, net	123	(298)	255	4,115
Total other (loss) income	(7,139)	2,915	(5,275)	14,459
Income before income tax expense	85,103	77,007	257,650	211,132
Income tax expense	(2,929)	(2,077)	(7,735)	(3,107)
Net income	82,174	74,930	249,915	208,025
Net (loss) income attributable to noncontrolling interests	(1,479)	29	(2,944)	(1,223)
Net income attributable to CareTrust REIT, Inc.	$83,653	$74,901	$252,859	$209,248

Earnings per common share attributable to CareTrust REIT, Inc.:
Basic	$0.35	$0.35	$1.09	$1.06
Diluted	$0.35	$0.35	$1.08	$1.06
Weighted-average number of common shares:
Basic	240,651	211,746	232,537	197,204
Diluted	241,088	212,271	233,160	197,603

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$82,174	$74,930	$249,915	$208,025
Other comprehensive income (loss):
Foreign currency translation	(3,265)	(13,279)	(20,549)	6,896
Cash flow hedges	5,062	(2,039)	12,476	(3,185)
Total other comprehensive income (loss)	1,797	(15,318)	(8,073)	3,711
Total comprehensive income	83,971	59,612	241,842	211,736
Total comprehensive (loss) income attributable to noncontrolling interests	(1,479)	29	(2,944)	(1,223)
Comprehensive income attributable to CareTrust REIT, Inc.	$85,450	$59,583	$244,786	$212,959

See accompanying notes to condensed consolidated financial statements.

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2025	222,746,343	$2,227	$4,518,977	$(491,796)	$5,872	$4,035,280	$5,532	$4,040,812	$18,156
Issuance of common stock, net	3,500,000	35	127,869	—	—	127,904	—	127,904	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	285,088	3	(10,493)	—	—	(10,490)	—	(10,490)	—
Amortization of stock-based compensation	—	—	1,983	—	—	1,983	1,465	3,448	—
Common dividends ($0.39 per share)	—	—	—	(88,452)	—	(88,452)	—	(88,452)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(486)	(486)	(1,814)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125	—
Net income (loss)	—	—	—	80,210	—	80,210	(68)	80,142	(637)
Other comprehensive loss	—	—	—	—	(14,839)	(14,839)	—	(14,839)	—
Balance at March 31, 2026	226,531,431	2,265	4,638,336	(500,038)	(8,967)	4,131,596	6,568	4,138,164	15,705
Issuance of common stock, net	9,503,000	95	356,337	—	—	356,432	—	356,432	—
Vesting of stock-based compensation awards	20,148	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	1,557	—	—	1,557	1,466	3,023	—
Common dividends ($0.39 per share)	—	—	—	(92,157)	—	(92,157)	—	(92,157)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(467)	(467)	(1,710)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,059	1,059	—
Net income (loss)	—	—	—	88,996	—	88,996	(87)	88,909	(673)
Other comprehensive income	—	—	—	—	4,969	4,969	—	4,969	—
Balance at June 30, 2026	236,054,579	2,360	4,996,230	(503,199)	(3,998)	4,491,393	8,539	4,499,932	13,322
Issuance of common stock, net	21,368,119	214	854,707	—	—	854,921	—	854,921	—
Vesting of stock-based compensation awards, net of shares withheld for employee taxes	52,964	1	(2,301)	—	—	(2,300)	—	(2,300)	—
Amortization of stock-based compensation	—	—	1,434	—	—	1,434	1,498	2,932	—
Common dividends ($0.39 per share)	—	—	—	(100,510)	—	(100,510)	—	(100,510)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(436)	(436)	(1,765)
Contributions from noncontrolling interests	—	—	—	—	—	—	7	7	19,927
Net income (loss)	—	—	—	83,653	—	83,653	(295)	83,358	(1,184)
Other comprehensive income	—	—	—	—	1,797	1,797	—	1,797	—
Balance at September 30, 2026	257,475,662	$2,575	$5,850,070	$(520,056)	$(2,201)	$5,330,388	$9,313	$5,339,701	$30,300
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

CARETRUST REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$249,915	$208,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including below-market ground leases)	93,179	65,859
Amortization of deferred financing costs	3,361	3,019
Loss on extinguishment of debt	—	390
Unrealized loss (gain) on other real estate related investments, net	5,514	(6,858)
Amortization of stock-based compensation	9,403	9,428
Straight-line rental income	(13,038)	(5,172)
Amortization of lease incentives	147	145
Amortization of above and below market leases	(87)	(6,718)
Noncash interest income	(4,479)	(2,422)
Gain on sale of real estate, net	—	(3,876)
Impairment of real estate investments	—	452
Provision for loan losses	4,671	—
Change in operating assets and liabilities:
Accounts and other receivables	(1,058)	(761)
Prepaid expenses and other assets, net	(14,850)	(766)
Accounts payable, accrued liabilities and deferred rent liabilities	47,318	12,324
Net cash provided by operating activities	379,996	273,069
Cash flows from investing activities:
Acquisitions of real estate, net of deposits applied	(933,165)	(860,857)
Purchases of equipment, furniture and fixtures and improvements to real estate	(10,903)	(10,013)
Preferred equity investments	—	(30,000)
Investment in real estate related investments and other loans receivable	(334,214)	(48,390)
Investment in financing receivables	(467,239)	—
Principal payments received on real estate related investments and other loans receivable	109,194	10,191
Escrow deposits for potential acquisitions of real estate	(713,776)	(6,380)
Net proceeds from sales of real estate	—	44,401
Net cash used in investing activities	(2,350,103)	(901,048)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,339,257	1,071,646
Proceeds from the issuance of senior unsecured term loan	—	500,000
Borrowings under unsecured revolving credit facility	1,725,000	650,000
Payments on unsecured revolving credit facility	(550,000)	(650,000)
Payments on secured notes payable	—	(102,375)
Payments on secured revolving credit facilities	—	(153,803)
Payments on extinguishment of debt and deferred financing costs	—	(4,600)
Net-settle adjustment on restricted stock	(12,790)	(3,325)
Dividends paid on common stock	(255,415)	(184,542)
Contributions from noncontrolling interests	21,118	7,116
Distributions to noncontrolling interests	(6,581)	(3,815)
Net cash provided by financing activities	2,260,589	1,126,302
Effect of foreign currency translation on cash and cash equivalents	(3,199)	335
Net increase in cash, cash equivalents and restricted cash	287,283	498,658
Cash, cash equivalents and restricted cash as of the beginning of period	198,042	213,822
Cash, cash equivalents and restricted cash as of the end of period	$485,325	$712,480
Supplemental disclosures of cash flow information:
Interest paid	$35,790	$25,725
Income taxes paid	$295	$—
Supplemental schedule of noncash investing and financing activities:
Increase in dividends and distributions payable	$25,801	$20,418
Right-of-use asset obtained in exchange for new operating lease obligation	$—	$1,465
Accrued costs payable related to acquisitions of real estate	$3,472	$—
Acquisitions of real estate through settlement of loan receivable (see Note 3)	$29,764	$—
Assets held for sale exchanged for real estate investments	$—	$33,821
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
As of September 30, 2026, the Company owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 461 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 43,456 operational beds and units located in 33 states and the U.K. with the highest concentration of properties by rental income located in the U.K., California, Texas and Tennessee. As of September 30, 2026, the Company also had other real estate related investments consisting of three preferred equity investments, 21 real estate secured loans receivable, and four mezzanine loans receivable with a carrying value of $1.1 billion and three financing receivables with a carrying value of $557.0 million.
During the fourth quarter of 2025, the Company began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating portfolio (“SHOP”). As of September 30, 2026, the Company also owned, directly or indirectly in consolidated joint ventures, the properties and operations of six senior housing communities consisting of 584 units in Texas, Utah and Arizona that are operated on behalf of the Company by independent managers pursuant to the terms of separate management agreements under the Company’s SHOP platform.
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
Restricted cash—The Company presents cash and cash equivalents separately from restricted cash within the Company’s condensed consolidated balance sheets. The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. The Company provides a reconciliation between the balance sheets and statements of cash flows, as required when the balance includes more than one line item for cash, cash equivalents and restricted cash. As of September 30, 2026, the Company had $5.4 million in restricted cash related to amounts required to be held on deposit or subject to an agreement.
Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$479,876	$198,042
Restricted cash	5,449	—
Cash, cash equivalents and restricted cash	$485,325	$198,042
Prepaid expenses and other assets—Prepaid expenses and other assets consist of prepaid expenses, deposits, pre-acquisition costs, and other loans receivable. As of September 30, 2026, the Company provided a deposit of approximately

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

£539.4 million for the LNT Transaction (as defined below) in the U.K., which was completed in October 2026. See Note 18, Subsequent Events, for further information.
Recent Accounting Pronouncements
Not Yet Adopted—On November 4, 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, which requires disaggregated disclosures of income statement expenses for public business entities. The ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating its adoption timeline and the impact on its disclosures.
3. REAL ESTATE INVESTMENTS, NET
The following table summarizes the Company’s investment in owned properties, and properties held in consolidated joint ventures, held for use as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Land	$768,328	$632,466
Buildings and improvements	4,387,819	3,457,879
Integral equipment, furniture and fixtures	164,193	134,544
Identified intangible assets	53,220	48,332
Real estate investments	5,373,560	4,273,221
Accumulated depreciation and amortization(1)	(656,251)	(563,645)
Real estate investments, net	$4,717,309	$3,709,576
(1) As of September 30, 2026 and December 31, 2025, accumulated depreciation and amortization included $5.0 million and $1.5 million, respectively, of accumulated amortization related to lease intangibles. The lease intangibles are amortized over the term of each related lease.
As of September 30, 2026, all of the Company’s owned properties were leased to various operators under triple-net leases, except for six communities that are under the Company’s SHOP platform. All of the triple-net leases contain annual escalators based on the percentage change in the Consumer Price Index (“CPI”) or Retail Price Index (“RPI”) (but not less than zero), some of which are subject to a floor and/or cap, or fixed rent escalators. The six communities under the Company’s SHOP platform are managed on behalf of the Company by independent managers pursuant to the terms of separate management agreements.
As of September 30, 2026, the Company’s total future contractual minimum rental income for all of its operating leases, excluding operating expense reimbursements, was as follows (dollars in thousands):

Year	Amount
2026 (three months remaining)	$125,845
2027	511,966
2028	519,589
2029	525,246
2030	529,242
2031	520,679
Thereafter	4,263,181
Total	$6,995,748

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Tenant Purchase Options
Certain of the Company’s tenants hold purchase options allowing them to acquire properties they currently lease from the Company. A summary of these purchase options is presented below (dollars in thousands):

Asset Type	Properties	Lease Expiration	Option Period Open Date		Option Type(1)	Current Cash Rent(2)
SNF	2	October 2032	03/05/2027	(3)	B	$3,468	(9)
SNF	2	May 2034	06/01/2026	(4)	B	3,026	(10)
SNF	1	November 2034	12/01/2027	(5)	A	1,125
SNF	6	November 2039	12/01/2027	(6)	B	10,503
SNF	1	August 2040	09/01/2028	(7)	B	759
SNF	12	August 2041	09/01/2029	(8)	B	20,998	(11)
(1) Option type includes:
A - Fixed base price.
B - Fixed capitalization rate on lease revenue.
(2) Based on annualized cash revenue for contracts in place as of September 30, 2026.
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
(8) Option window is open for three years from the option period open date.
(9) Option provides for purchase of any two of the three properties. The current cash rent shown is an average of the range of $3.3 million to $3.6 million.
(10) Option provides for purchase of any one of five properties in the first option window and another one of five properties in the second option window beginning June 1, 2027. The current cash rent shown is an average of the range of $2.6 million to $3.4 million. Provided the operator exercises its option to extend the term of the master lease, beginning on June 1, 2035 and ending nine months thereafter, the operator will have an option for all properties then remaining in the master lease.
(11) Option provides for purchase of any four of 20 properties in the first option window, another four properties in the second option window and another four properties in the third option window. The current cash rent shown is an average of the range of $12.9 million to $29.1 million.
Rental Income
The following table summarizes components of the Company’s rental income (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Rental Income	2026	2025	2026	2025
Contractual rent due(1)	$122,230	$96,075	$346,659	$250,199
Straight-line rent	5,011	3,419	13,038	5,172
Amortization of lease incentives	(49)	(48)	(147)	(145)
Amortization of above and below-market lease intangibles	44	4,819	87	6,718
Total	$127,236	$104,265	$359,637	$261,944
(1) Includes initial cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Tenant operating expense reimbursements for the three months ended September 30, 2026 and 2025 were $2.9 million and $2.2 million, respectively. Tenant operating expense reimbursements for the nine months ended September 30, 2026 and 2025 were $7.5 million and $6.4 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Recent Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2026 (dollars in thousands):

Type of Property	Purchase Price(1)	Number of Properties	Number of Beds/Units(2)
Skilled nursing triple-net(3)	$559,831	27	3,133
Senior housing triple-net(3),(4)	467,484	27	2,594
SHOP(3)	80,463	3	314
Total	$1,107,778	57	6,041
(1) Purchase price includes capitalized acquisition costs.
(2) The number of beds/units includes operating beds/units at acquisition date.
(3) Includes properties held in consolidated joint ventures. See Note 15, Variable Interest Entities, for further information.
(4) Includes non-cash consideration related to the acquisition of two properties previously subject to a loan in which the principal and interest under the loan agreement was settled in exchange for title of the property.
4. IMPAIRMENT OF REAL ESTATE INVESTMENTS, ASSETS HELD FOR SALE AND ASSET SALES
Impairment of Real Estate Investments Held for Sale
During the three and nine months ended September 30, 2026, the Company did not recognize any impairment. During both the three and nine months ended September 30, 2025, the Company recognized aggregate impairment charges of $0.5 million related to properties held for sale, which is reported in impairment of real estate investments in the condensed consolidated income statements. As of September 30, 2026, there were no properties classified as held for sale.
The fair values of the assets held for sale were based on estimated sales prices, which are considered to be Level 3 (as defined below) measurements within the fair value hierarchy. Estimated sales prices were determined using a market approach (comparable sales model), which relies on certain assumptions by management, including: (i) comparable market transactions, (ii) estimated prices per unit, and (iii) binding agreements for sales and non-binding offers to purchase from unrelated third-parties. There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the three and nine months ended September 30, 2025, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $7,000 to $181,000, with a weighted average price per unit of $67,000.
Asset Sales
There were no asset sales during the three and nine months ended September 30, 2026. The following table summarizes the Company’s asset sales for the three and nine months ended September 30, 2025 (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Number of properties	10	15
Net sales proceeds	$38,207	$82,608
Net carrying value	38,207	78,732
Net gain on sale	$—	$3,876
5. FINANCING RECEIVABLES
As part of the Company’s acquisitions, the Company may invest in sale and leaseback transactions. In accordance with applicable accounting guidance, the Company must determine whether each sale and leaseback transaction qualifies as a sale. Generally, an option for the seller-lessee to repurchase a real estate asset precludes accounting for the transfer of the asset as a sale and the purchased assets should be presented as financing receivables.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table provides information regarding the Company's financing receivables at September 30, 2026 and December 31, 2025 (dollars in thousands):

	Property Count and Type			As of September 30, 2026			As of December 31, 2025			As of September 30, 2026	As of December 31, 2025
	SNF	Senior housing		Principal Balance	Carrying Value		Principal Balance	Carrying Value		Weighted Average Effective Interest Rate		Maturity Date
Financing receivable, at fair value	35	6	(1)	$91,280	$93,267	(4)	$91,280	$92,193	(4)	12.0%	12.0%	11/30/2039
Financing receivable	15	—	(2)	375,000	377,978	(5)	—	—		9.7%	N/A	4/30/2041
Financing receivable	5	2	(3)	86,000	85,717	(5)	—	—		9.0%	N/A	4/30/2041
Total				$552,280	$556,962		$91,280	$92,193
(1) The seller-lessee has the option to purchase the properties in separate tranches. The purchase price is a fixed amount. The next option window opens in December 2026, with the final tranche’s window closing in 2039.
(2) The seller-lessee has the option to purchase up to five properties in each of three separate tranches. The purchase price is a fixed capitalization rate on contract rent. The first tranche’s option window opens in 2034, with the final tranche’s window closing in 2039.
(3) The seller-lessee has the option to purchase all seven properties. The purchase price is a fixed capitalization rate on contract rent. The option window opens and closes within 2036.
(4) Fair value of financing receivable includes $2.0 million and $0.9 million of accrued interest as of September 30, 2026 and December 31, 2025, respectively.
(5) Financing receivables include $1.3 million of accrued interest as of September 30, 2026.

The following table summarizes the financing receivables activity for the nine months ended September 30, 2026 (in thousands):

	Financing Receivable, at Fair Value	Financing Receivables
Balance at December 31, 2025	$92,193	$—
Originations	—	467,239
Credit loss reserve	—	(4,671)
Accrued interest	1,074	1,313
Amortization of loan costs	—	(186)
Balance at September 30, 2026	$93,267	$463,695
Credit Loss Reserve
The Company applies Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses (“ASC 326”), which requires a forward-looking “expected loss” model, to estimate loan losses. The Company determined that financial instruments, including financing receivables and loans receivable, for which the Company has not elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), are within the scope of ASC 326.
The Company monitors the credit quality of its financial instruments through a variety of methods determined by the underlying collateral or other protective rights, operator’s payment history and other internal metrics. The Company’s monitoring process includes periodic review of financial statements for each property, scheduled property inspections and review of covenant compliance, industry conditions and current and future economic conditions.
In determining the “expected” credit loss reserves on these instruments, the Company utilized the probability of default and discounted cash flow methods. Further, the Company stress-tested the results to reflect the impact of unknown adverse future events.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The expected credit losses related to financial instruments that are within the scope of ASC 326 are as follows (dollars in thousands):

Amount
Reserve for loan losses, as of December 31, 2025	$6,994
Provision for expected loan losses on funded financing receivables	4,671
Reserve for loan losses, as of September 30, 2026	$11,665
The change in the reserve for expected loan losses during the nine months ended September 30, 2026 is primarily due to reserves recognized on two new financing receivables executed during the nine months ended September 30, 2026 for which the Company has not elected the fair value option under ASC 825. See Note 6, Other Real Estate Related and Other Investments, for further information on the reserve for loan losses for other loans receivable.
The Company elected not to measure an allowance for expected credit losses on accrued interest receivable under the expected credit loss standard as the Company’s policy is to reserve or write off accrued interest receivable in a timely manner through the quarterly review of the loan and property performance. Therefore, the Company elected the policy to write off accrued interest receivable by recognizing credit loss expense, if applicable.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

6. OTHER REAL ESTATE RELATED AND OTHER INVESTMENTS
As of September 30, 2026 and December 31, 2025, the Company’s other real estate related investments, inclusive of accrued interest, consisted of the following (dollars in thousands):

	Property Count and Type(1)		As of September 30, 2026		As of December 31, 2025		As of September 30, 2026	As of December 31, 2025
Loans Receivable, at Fair Value:	SNF	Senior housing	Principal Balance	Fair Value(2)	Principal Balance	Fair Value(2)	Weighted Average Contractual Interest Rate(3), (4)		Maturity Date
Mortgage secured loans receivable(5)	63	24	$827,836	$842,299	$719,314	$736,474	8.9%	8.8%	12/1/2026 - 9/30/2039
Mezzanine loans receivable(5)	23	—	47,176	45,956	56,976	56,476	11.7%	12.1%	1/31/2029 - 12/31/2034
Total			$875,012	$888,255	$776,290	$792,950
Loans Receivable, at Amortized Cost:	SNF	Senior housing	Principal Balance	Book Value(6)	Principal Balance	Book Value	Weighted Average Effective Interest Rate		Maturity Date
Mortgage secured loans receivable	2	7	$126,084	$127,615	$20,888	$21,728	9.2%	6.1%	1/19/27 - 8/5/2027
Total			$126,084	$127,615	$20,888	$21,728
Other Investments:			Principal Balance	Book Value	Principal Balance	Book Value	Weighted Average Effective Interest Rate		Maturity Date
Preferred equity			$82,000	$82,694	$83,782	$84,585	11.4%	11.5%	N/A
Total			$82,000	$82,694	$83,782	$84,585
(1)Property count and type are as of September 30, 2026.
(2)Fair value of mortgage secured loans receivable includes $4.6 million and $3.9 million of accrued interest as of September 30, 2026 and December 31, 2025, respectively. Fair value of mezzanine loans receivable includes $0.5 million and $0.6 million of accrued interest as of September 30, 2026 and December 31, 2025, respectively.
(3)Rates are net of subservicing fee, if applicable.
(4)Two mortgage secured loans receivable use term secured overnight financing rate (“SOFR”), which is subject to a floor for certain of the loans.
(5)If the Company also has extended mezzanine financing to an affiliate of the borrower under a mortgage loan receivable, the applicable property counts are included in both respective totals.
(6)Book value of loans receivable, at amortized cost includes $(0.2) million and $0.4 million of unamortized loan origination fees and loan costs, net as of September 30, 2026 and December 31, 2025, respectively. Book value of loans receivable, at amortized cost includes $1.7 million and $0.5 million of accrued interest as of September 30, 2026 and December 31, 2025, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other real estate related investments activity for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Origination of other real estate related investments	$332,909	$78,164
Accrued interest, net	1,740	372
Unrealized (loss) gain on other real estate related investments, net	(5,450)	6,858
Loan origination fees, net of amortization	(543)	—
Payments of other real estate related investments and conversions to real estate investments(1)	(129,355)	(9,302)
Net change in other real estate related investments	$199,301	$76,092
(1)During the nine months ended September 30, 2026, the Company exercised the option to acquire one U.K. care home. The principal payments include $20.8 million of non-cash activity related to the Company’s acquisition of the U.K. care home. See Note 3, Real Estate Investments, Net, for further information.
2026 Other Real Estate Related Investment Transactions
The following table summarizes the Company’s other real estate related investments from January 1, 2026 through September 30, 2026 (dollars in thousands):

Investment Type	Investment	Effective Interest Rate	Number of Properties		Maturity Date	Accounting Policy
Mortgage secured loan receivable(1)	$26,849	8.7%	1		1/19/2027	Amortized Cost
Mortgage secured loan receivable	3,700	8.6%	—	(2)	5/31/2035	Fair Value Option
Mortgage secured loan receivable	42,550	9.3%	5		4/1/2032	Fair Value Option
Mortgage secured loan receivable	7,500	8.6%	1	(2)	5/31/2035	Fair Value Option
Mortgage secured loan receivable(3)	55,000	8.8%	3		4/30/2031	Fair Value Option
Mortgage secured loan receivable	108,000	10.7%	6		4/30/2027	Amortized Cost
Mortgage secured loan receivable	10,000	14.0%	—	(2)	12/5/2028	Fair Value Option
Mortgage secured loan receivable	6,000	12.4%	3		6/1/2029	Fair Value Option
Mortgage secured loan receivable	7,000	10.0%	1		7/1/2029	Fair Value Option
Mortgage secured loan receivable(1)	5,753	8.7%	1		8/5/2027	Amortized Cost
Mortgage secured loan receivable(1)	60,557	8.6%	5		8/5/2027	Amortized Cost
Total	$332,909	9.7%	26
(1)Loan originated in British Pounds (“GBP”) and was converted at the spot rate on date of investment. Loan includes put and call options to acquire the real estate subject to certain conditions.
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
In July 2026, the Company received a partial prepayment on one mortgage loan in the amount of $73.7 million in connection with the borrower’s election to release four skilled nursing facilities from the loan. In addition, one mortgage loan with a principal balance of $15.7 million was fully paid off.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

In August 2026, one mortgage loan with a principal balance of $0.7 million was fully paid off. In addition, the Company received $1.8 million from the redemption of one preferred equity investment. In addition, the Company exercised the option to convert one mortgage loan with a principal balance of £15.5 million to a real estate acquisition through a non-cash transaction.
2025 Other Real Estate Related Investment Transactions
The following table summarizes the Company’s other real estate related investments from January 1, 2025 through September 30, 2025 (dollars in thousands):

Investment Type	Investment	Effective Interest Rate		Number of Properties		Maturity Date	Accounting Policy
Mezzanine loan receivable	$6,389	13.0%		—	(1)	12/31/2034	Fair Value Option
Mortgage secured loan receivable	9,000	9.3%	(2)	—	(1)	6/1/2029	Fair Value Option
Mortgage secured loan receivable	6,100	8.6%		1		5/31/2035	Fair Value Option
Preferred Equity	30,000	12.0%		30
Mortgage secured loan receivable	4,965	8.6%		—	(1)	5/31/2035	Fair Value Option
Mortgage secured loan receivable(3)	21,710	6.1%		1		9/21/2026	Amortized cost
Total	$78,164	9.7%		32
(1)Includes additional fundings on an existing mortgage and mezzanine loan receivable.
(2)Rate of SOFR plus 4.25% with a floor, less servicing fee.
(3)Loan originated in British Pounds (“GBP”) and was converted at the spot rate on date of investment.
In February 2025, the Company received a partial prepayment on one mortgage loan in the amount of $4.4 million in connection with the borrower’s election to release one skilled nursing facility from the loan. In April 2025, the remaining outstanding balance of $2.9 million was paid off.
In April 2025, one mortgage loan with a principal balance of $2.0 million was paid off.
Other Loans Receivables
As of September 30, 2026 and December 31, 2025, the Company’s other loans receivable, which are included in prepaid expenses and other assets, net on the Company’s condensed consolidated balance sheets, consisted of the following (dollars in thousands):

					As of September 30, 2026	As of December 31, 2025
Investment	Principal Balance as of September 30, 2026	Book Value as of September 30, 2026	Principal Balance as of December 31, 2025	Book Value as of December 31, 2025	Weighted Average Contractual Interest Rate		Maturity Date
Other loans receivable	$22,741	$22,809	$29,509	$30,217	8.7%	8.4%	3/29/2027 - 12/31/2030
Expected credit loss	—	(6,994)	—	(6,994)
Total	$22,741	$15,815	$29,509	$23,223

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the Company’s other loans receivable activity for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Origination of other loans receivable	$2,385	$226
Assumption of other loans receivable in connection with acquisitions(1)	—	6,974
Principal payments and conversion to investments in real estate(2)	(9,086)	(889)
Accrued interest, net(2)	(640)	490
Foreign currency translation	(67)	—
Net change in other loans receivable	$(7,408)	$6,801
(1) In connection with the Care REIT acquisition in the U.K. during the nine months ended September 30, 2025, the Company assumed other loans receivable, including one for $6.7 million related to the development of a U.K. care home. Upon certain conditions being met, a put option by the operator or a call option by the Company may each be exercised providing for the Company’s acquisition of the development for additional cash consideration.
(2) During the nine months ended September 30, 2026, the Company exercised the option to acquire the U.K. care home. The principal payments and accrued interest include $8.1 million and $0.8 million of non-cash activity, respectively, related to the Company’s acquisition of the U.K. care home. See Note 3, Real Estate Investments, Net, for further information.
Expected credit losses and recoveries are recorded in provision for loan losses, net in the condensed consolidated income statements. During both the nine months ended September 30, 2026 and 2025, the Company had no additional expected credit loss for other loans receivable and did not consider any loan receivable investments to be impaired.
The following table summarizes the interest and other income recognized from the other real estate related investments, other loans receivable and other investments during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment	2026	2025	2026	2025
Mortgage secured loans receivable	$22,243	$15,009	$60,504	$43,909
Mezzanine loans receivable	1,427	2,904	4,780	8,598
Preferred equity investments	2,379	2,403	7,182	5,811
Other loans receivable	393	790	1,281	1,529
Other(1)	1,426	4,165	2,882	11,142
Total	$27,868	$25,271	$76,629	$70,989
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
As of September 30, 2026, the Company has one foreign currency forward contract with £8.5 million in notional value, which is designated as a cash flow hedge. The Company entered into cash flow hedges to hedge the foreign currency risk of intercompany loans denominated in GBP.
As of September 30, 2026, the Company has two interest rate swaps with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility (as defined below). The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. The Company’s objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2026:

Derivative	Notional Amount (in thousands)	Maturity or Settlement Date	Index	Strike Rate	Fair Value as of September 30, 2026 (in thousands)	Fair Value as of December 31, 2025 (in thousands)
Cash flow hedge	£7,656	March 2026	GBP-USD exchange rate	$1.34	$—	$(67)
Cash flow hedge	£7,741	June 2026	GBP-USD exchange rate	$1.34	—	(67)
Cash flow hedge	£8,500	September 2026	GBP-USD exchange rate	$1.35	—	—
Cash flow hedge	£8,500	December 2026	GBP-USD exchange rate	$1.34	146	—
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	4,556	(1,543)
Interest rate swap	$250,000	June 2028	USD-SOFR	3.5%	4,554	(1,543)
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
	Gain recognized in Other Comprehensive Income (Loss)		Gain reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Income Statement Location
Cash flow hedge	$6	$592	$(171)	$(312)	Gain (loss) on foreign currency transactions, net
Interest rate swap	5,432	12,744	(205)	(548)	Interest expense
	$5,438	$13,336	$(376)	$(860)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
	Gain (loss) recognized in Other Comprehensive Income (Loss)		Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Income Statement Location
Cash flow hedge	$(946)	$200	$(37)	$(37)	Gain (loss) on foreign currency transactions, net
Interest rate swap	1,987	1,987	1,035	1,035	Interest expense
	$1,041	$2,187	$998	$998
The Company estimates that an additional $4.5 million will be reclassified from accumulated other comprehensive income as a net decrease to interest expense and $0.1 million will be reclassified from accumulated other comprehensive income to gain on foreign currency transactions over the next 12 months.
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2026
Assets:
Mortgage secured loans receivable	$—	$—	$842,299	$842,299
Mezzanine loans receivable	—	—	45,956	45,956
Financing receivable	—	—	93,267	93,267
Cash flow hedges	—	9,256	—	9,256
Total assets	$—	$9,256	$981,522	$990,778

	Level 1	Level 2	Level 3	Balance as of December 31, 2025
Assets:
Mortgage secured loans receivable	$—	$—	$736,474	$736,474
Mezzanine loans receivable	—	—	56,476	56,476
Financing receivable	—	—	92,193	92,193
Total assets	$—	$—	$885,143	$885,143
Liabilities:
Cash flow hedges	$—	$3,220	$—	$3,220
Total liabilities	$—	$3,220	$—	$3,220

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Investments in Real Estate Secured Loans	Investments in Mezzanine Loans	Investment in Financing Receivable
Balance as of December 31, 2025	$736,474	$56,476	$92,193
Originations	131,750	—	—
Accrued interest, net	740	(132)	1,074
Unrealized gain (loss), net	(3,438)	(588)	—
Payments	(23,227)	(9,800)	—
Balance as of September 30, 2026	$842,299	$45,956	$93,267

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Real estate secured and mezzanine loans receivable, at fair value: The fair values of the secured and mezzanine loans receivable were estimated using an internal valuation model that considered the expected future cash flows of the investment, the underlying collateral value, market interest rates and other credit enhancements. As such, the Company classifies each instrument as Level 3 due to the significant unobservable inputs used in determining market interest rates for investments with similar terms. During the three and nine months ended September 30, 2026, the Company recorded a net unrealized loss of $6.4 million and $4.0 million, respectively, on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. During the three and nine months ended September 30, 2025, the Company recorded a net unrealized gain of $4.0 million and $7.3 million, respectively, on its secured and mezzanine loans receivable, to bring the interest rates in line with market rates. Future changes in market interest rates or collateral value could materially impact the estimated discounted cash flows that are used to determine the fair value of the secured and mezzanine loans receivable. As of September 30, 2026 and December 31, 2025, the Company did not have any loans that were 90 days or more past due.
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurements comprising the investments in secured and mezzanine loans receivable as of September 30, 2026:

Type	Book Value as of September 30, 2026	Valuation Technique	Unobservable Inputs	Range
Mortgage secured loans receivable	$842,299	Discounted cash flow	Discount Rate	7% - 13%
Mezzanine loans receivable	45,956	Discounted cash flow	Discount Rate	11% - 13%
Derivative instruments: The Company estimates the fair value of derivative instruments, including its swaps and foreign currency forwards, using the assistance of a third party using inputs that are observable in the market, which include forward yield curves and other relevant information.
Financing receivable: The fair value was determined using a widely accepted valuation technique, discounted cash flow analysis, on the expected cash flows. The discount rate used to value the future cash inflows of the financing receivable at September 30, 2026 was 12%.
For the nine months ended September 30, 2026, there were no classification changes in assets and liabilities with Level 3 inputs in the fair value hierarchy.
Items Disclosed at Fair Value
Considerable judgment is necessary to estimate the fair value disclosure of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the face value, carrying amount and fair value of the Company’s financing receivables, preferred equity investments and the Notes (as defined in Note 9, Debt, below) as of September 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

		September 30, 2026			December 31, 2025
	Level	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Financing receivables	3	$461,000	$463,695	$460,886	$—	$—	$—
Preferred equity investments	3	$82,000	$82,694	$82,694	$83,782	$84,585	$84,585
Financial liabilities:
Senior unsecured notes payable	2	$400,000	$398,482	$388,508	$400,000	$397,816	$394,216
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
9. DEBT
The following table summarizes the balance of the Company’s indebtedness as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026			December 31, 2025
	Principal Amount	Deferred Loan Fees	Carrying Amount	Principal Amount	Deferred Loan Fees	Carrying Amount
Senior unsecured notes payable	$400,000	$(1,518)	$398,482	$400,000	$(2,184)	$397,816
Senior unsecured term loan	500,000	(2,985)	497,015	500,000	(3,596)	496,404
Unsecured revolving credit facility(1)	1,175,000	—	1,175,000	—	—	—
	$2,075,000	$(4,503)	$2,070,497	$900,000	$(5,780)	$894,220
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The indenture governing the Notes contains customary covenants such as limiting the ability of the Company and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. The indenture governing the Notes also requires the Company and its restricted subsidiaries to maintain a specified ratio of unencumbered assets to unsecured indebtedness. These covenants are subject to a number of important and significant limitations, qualifications and exceptions, and may be suspended at any time during which the Notes have investment grade status (as defined in the indenture governing the Notes). The indenture governing the Notes also contains customary events of default.
As of September 30, 2026, the Company was in compliance with all applicable financial covenants under the indenture governing the Notes. In October 2026, the Company delivered notice in accordance with the terms of the indenture governing the Notes to suspend compliance with specified covenants therein as a result of the Notes having investment grade status.
Unsecured Revolving Credit Facility and Term Loan
On December 18, 2024, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries, entered into a third amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender (as amended from time to time, the “Third Amended Credit Agreement”). The Third Amended Credit Agreement, which amended and restated the Second Amended Credit Agreement (as defined below), provided for an unsecured revolving credit facility (the “Third Amended Revolving Facility”) with revolving commitments in an aggregate principal amount of $1.2 billion, including a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan subfacility for 10% of the then available revolving commitments. Borrowings under the Third Amended Revolving Facility are used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes.
On May 30, 2025, the Operating Partnership entered into a first amendment to the Third Amended Credit Agreement (the “First Amendment to the Third Amended Credit Agreement”). The First Amendment to the Third Amended Credit Agreement provided for an unsecured term loan facility (the “Term Loan Facility” and together with the Third Amended Revolving Facility, the “Third Amended Credit Facility”) with term loan commitments in an aggregate principal amount of $500.0 million in addition to the Third Amended Revolving Facility.
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
The interest rates applicable to loans under the Third Amended Revolving Facility were, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.05% to 0.55% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Third Amended Credit Agreement) plus a margin ranging from 1.05% to 1.55% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtains certain specified investment grade ratings on its senior long-term unsecured debt). In addition, the Credit Facility required the Operating Partnership to pay a facility fee on the revolving commitments under the Third Amended Revolving Facility ranging from 0.15% to 0.35% per annum, based on the debt to asset value ratio of the Company and its consolidated subsidiaries (unless the Company obtained certain specified investment grade ratings on its senior long-term unsecured debt and the Operating Partnership elected to decrease the applicable margin as described above, in which case the Operating Partnership was required to pay a facility fee on the revolving commitments ranging from 0.125% to 0.30% per annum based on the credit ratings of the Company’s senior long-term unsecured debt). The interest rates applicable to loans under the Term Loan Facility were, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.10% to 0.80% per annum or Term SOFR or Daily Simple SOFR plus a margin ranging from 1.10% to 1.80% per annum based on the debt to asset value ratio of the Company and its consolidated subsidiaries (subject to decrease at the Operating Partnership’s election if the Company obtained certain specified investment grade ratings on its senior long-term unsecured debt). The First Amendment to the Third Amended Credit Agreement removed the SOFR credit spread adjustment applicable to loans under the Third Amended Revolving Facility bearing interest at Term SOFR or Daily Simple SOFR.
As of September 30, 2026, the Operating Partnership had $500.0 million of borrowings outstanding under the Term Loan Facility and $1.175 billion of borrowings outstanding under the Third Amended Revolving Facility.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The Third Amended Revolving Facility had a maturity date of February 9, 2029, and included, at the sole discretion of the Operating Partnership, two six-month extension options. The Term Loan Facility had a maturity date of May 30, 2030.
The Third Amended Revolving Facility was guaranteed, jointly and severally, by the Company and its wholly owned subsidiaries that are party to the Third Amended Credit Agreement (other than the Operating Partnership). The Third Amended Credit Agreement contained customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend organizational documents and pay certain dividends and other restricted payments. The Third Amended Credit Agreement required the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum debt to asset value ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth, a maximum secured debt to asset value ratio, a maximum unsecured debt to unencumbered properties asset value ratio and a minimum unsecured interest coverage ratio. The Third Amended Credit Agreement also contained certain customary events of default, including the failure to make timely payments under the Third Amended Revolving Facility or other material indebtedness, the failure to satisfy certain covenants (including the financial maintenance covenants), the occurrence of change of control and specified events of bankruptcy and insolvency.
As of September 30, 2026, the Company was in compliance with all applicable financial covenants under the Third Amended Credit Agreement.
In October 2026, the Company entered into the Fourth Amended Credit Agreement (as defined in Note 18, Subsequent Events, below), which amends and restates the Third Amended Credit Agreement. See Note 18, Subsequent Events, for further information.
Schedule of Debt Maturities
The following is a schedule of maturities for the Company’s outstanding debt as of September 30, 2026 (dollars in thousands):

	Revolving Credit Facility	Term Loan	Senior Unsecured Notes	Total
2026 (three months remaining)	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	400,000	400,000
2029	1,175,000	—	—	1,175,000
2030	—	500,000	—	500,000
Thereafter	—	—	—	—
Total Debt	$1,175,000	$500,000	$400,000	$2,075,000
10. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Common Stock
Forward Equity Offering—On May 18, 2026, the Company entered into an underwriting agreement in connection with an underwritten public offering of 12.5 million shares of common stock, sold on a forward basis pursuant to forward sale agreements. The underwriters exercised in full their option to purchase an additional 1.9 million shares on May 20, 2026. The forward sale agreements have an initial forward price of $40.225 per share, subject to certain adjustments, and mature on May 20, 2027. During the three months ended September 30, 2026, the Company settled all of the outstanding 14.4 million shares for gross proceeds of approximately $578.2 million.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
The Company expects to fully physically settle ATM forward contracts entered into under the ATM Program by delivery of shares of common stock to the forward purchaser and receipt of cash proceeds upon one or more settlement dates, which are typically a one-year term, at the Company’s discretion, prior to the final settlement date, at which time the Company would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that the Company would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. As of September 30, 2026, the Company did not have any shares subject to outstanding forward contracts under the ATM Program.
The following table summarizes the ATM Program activity (or activity under any predecessor at-the-market equity offering programs) for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares	6,993	—	19,996	12,608
Average sales price per share	$40.11	$—	$38.69	$29.34
Gross proceeds(1)	$280,471	$—	$773,555	$369,871
(1) Total gross proceeds is before $2.5 million of commissions paid to sales agents and forward adjustments during the three months ended September 30, 2026, under the ATM Program. Total gross proceeds is before $10.5 million and $4.6 million of commissions paid to the sales agents and forward adjustments during the nine months ended September 30, 2026 and 2025, respectively, under the ATM Program.
As of September 30, 2026, the Company had $598.5 million available for future issuances under the New ATM Program.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Dividends on Common Stock—The following table summarizes the cash dividends per share of common stock declared by the Company’s board of directors for the first nine months of 2026 (dollars in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2026	June 30, 2026	September 30, 2026
Dividends declared per share	$0.39	$0.39	$0.39
Dividends payment date	April 15, 2026	July 15, 2026	October 15, 2026
Dividends payable as of record date	$88,452	$92,157	$100,510
Dividends record date	March 31, 2026	June 30, 2026	September 30, 2026
Redeemable Noncontrolling Interests
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Three of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company during specified option exercise periods, subject to certain conditions. The put options are payable in cash and subject to changes in redemption value. Accordingly, the Company records the redeemable noncontrolling interests outside of permanent equity. The redeemable noncontrolling interests are adjusted for additional contributions and distributions and the proportionate share of the net earnings or losses. When the redemption of the noncontrolling interests becomes probable, the Company will record the redeemable noncontrolling interests at the greater of their carrying amounts or redemption values at the end of each reporting period by making an election either to accrete changes in the redemption values of the redeemable noncontrolling interests over the period from the date it is probable of exercise to the earliest redemption date or to recognize the entire adjustment on the date redemption becomes probable. In addition to the rights of the redeemable noncontrolling interest holders, the Company has the ability to call the interests of the noncontrolling interest holders during specified option exercise periods.
As of September 30, 2026, the redeemable noncontrolling interests did not meet the conditions for redemption.
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
Pursuant to an LTIP Unit program adopted by the Board in December 2025, each executive officer and certain other employees as well as members of the Board may elect to receive their annual Company equity awards in the form of Basic LTIP Units or Performance LTIPs, as applicable. Basic LTIP Units granted under the Plan generally vest in equal annual installments over a period of three years or, in the case of Basic LTIP Units awarded to members of the Board, on the first anniversary of their grant date. The Performance LTIP Units are scheduled to cliff vest at the end of a three-year period subject to a market-based performance condition tied to the Company’s TSR performance relative to a custom peer group consisting of other publicly traded healthcare REITs over the three-year period. The Performance LTIP Units are granted at the maximum potential payout, inclusive of expected distributions during the performance period. The number of units that ultimately vest can vary from 0% to 100% of target, and any difference from the original grant is forfeited. The fair value of the time-based Basic LTIP Units is determined based on the closing market price of the Company’s shares on the grant date less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the time-based Basic LTIP Units reaching parity with the value of the Company’s common stock. The fair value of market-based Performance LTIP Units is determined based on the Monte Carlo valuation model using the same assumptions as TSR Units described above less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the Performance LTIP Units reaching parity with the value of the Company’s common stock and the vesting terms of the awards. The total grant date fair value of LTIP Units granted during the nine months ended September 30, 2026 was $16.5 million.
The following table summarizes the RSUs and LTIP Unit grants during the nine months ended September 30, 2026:

	RSUs		LTIP Units
	Shares	Weighted Average Share Price	Units	Weighted Average Grant Date Fair Value per Unit
Granted	93,171	$38.72	793,236	$20.80
The following table summarizes the stock-based compensation expense recognized for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$2,932	$2,493	$9,403	$9,428
As of September 30, 2026, there was $19.1 million of unamortized stock-based compensation expense related to the unvested RSAs, RSUs, TSR Units and LTIP Units, which is expected to be recognized over a weighted average period of approximately 1.7 years.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

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
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the nine months ended September 30, 2026, as a result of ownership of investments in a TRS and the U.K., the Company was subject to federal, state and foreign income taxes under the respective tax laws of these jurisdictions.
The following table summarizes pretax income and income tax expense by geography for continuing operations for the periods presented (dollars in thousands):

	For the Three Months Ended September 30, 2026		For the Nine months ended September 30, 2026
	Pretax income	Income tax expense	Pretax income	Income tax expense
Domestic	$79,413	$141	$242,582	$358
Foreign	5,690	2,788	15,068	7,377
Total	$85,103	$2,929	$257,650	$7,735
The income tax expense for the three and nine months ended September 30, 2026 was primarily due to income from foreign jurisdictions that are subject to withholding taxes.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. As of September 30, 2026 and December 31, 2025, deferred tax assets totaled zero and $0.1 million, respectively, and deferred tax liabilities totaled $12.8 million and $5.6 million, respectively.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

13. EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share attributable to CareTrust REIT, Inc. (“EPS”) for the Company’s common stock for the three and nine months ended September 30, 2026 and 2025, and reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS (dollars and shares in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to CareTrust REIT, Inc.	$83,653	$74,901	$252,859	$209,248
Less: Net income allocated to participating securities	(94)	(186)	(295)	(554)
Numerator for basic and diluted earnings available to common stockholders	$83,559	$74,715	$252,564	$208,694
Denominator:
Weighted-average basic common shares outstanding	240,651	211,746	232,537	197,204
Dilutive potential common shares - TSR Units	327	525	398	399
Dilutive potential common shares - forward equity agreements	110	—	225	—
Weighted-average diluted common shares outstanding	241,088	212,271	233,160	197,603

Earnings per common share attributable to CareTrust REIT, Inc., basic	$0.35	$0.35	$1.09	$1.06
Earnings per common share attributable to CareTrust REIT, Inc., diluted	$0.35	$0.35	$1.08	$1.06
Antidilutive unvested RSAs and RSUs excluded from the computation	275	554	275	554
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The CODM evaluates performance based on net income, as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$127,236	$104,265	$359,637	$261,944
Resident fees and services	7,226	—	15,721	—
Interest income from financing receivables	14,030	2,908	28,504	8,601
Interest income from other real estate related investments and other income	27,868	25,271	76,629	70,989
Total revenues	176,360	132,444	480,491	341,534
Expenses:
Depreciation and amortization	33,258	26,693	93,050	65,749
Interest expense	17,716	12,622	44,282	32,329
Property taxes and insurance	2,852	2,326	7,468	6,508
Senior housing operating expenses	5,852	—	12,690	—
Impairment of real estate investments	—	452	—	452
Transaction costs	8,933	560	9,492	1,509
Provision for loan losses	—	—	4,671	—
Property operating (recoveries) expenses	(108)	279	184	1,322
Cash compensation	3,428	2,636	10,158	6,730
Incentive compensation	6,101	7,042	16,286	11,691
Share-based compensation	2,932	2,493	9,403	9,428
Professional services	1,690	1,439	4,943	4,768
Taxes and insurance	278	523	729	1,212
Other expenses(1)	1,186	1,287	4,210	3,163
General and administrative	15,615	15,420	45,729	36,992
Total expenses	84,118	58,352	217,566	144,861
Other income:
Loss on extinguishment of debt	—	(390)	—	(390)
Gain on sale of real estate, net	—	—	—	3,876
Unrealized (loss) gain on other real estate related investments, net	(7,262)	3,603	(5,530)	6,858
Gain (loss) on foreign currency transactions, net	123	(298)	255	4,115
Total other (loss) income	(7,139)	2,915	(5,275)	14,459
Income before income tax expense	85,103	77,007	257,650	211,132
Income tax expense	(2,929)	(2,077)	(7,735)	(3,107)
Net income	82,174	74,930	249,915	208,025
Net (loss) income attributable to noncontrolling interests	(1,479)	29	(2,944)	(1,223)
Net income attributable to CareTrust REIT, Inc.	$83,653	$74,901	$252,859	$209,248
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
During the three months ended June 30, 2026, the Company entered into two joint ventures, pursuant to which the Company contributed an aggregate of $16.2 million into the joint ventures that purchased the real estate and operations of one senior housing community in Arizona, with one joint venture acquiring the real estate and the other acquiring the operations. The joint venture partners contributed the remaining $0.3 million of the total investment. As of the date of the original investment, the Company holds a 98% common equity interest in each joint venture, with the joint venture partner holding the remaining 2%.
During the three months ended June 30, 2026, the Company entered into a joint venture, pursuant to which the Company contributed $28.5 million into the joint venture that purchased two senior housing communities in California. The joint venture partner contributed the remaining $0.7 million of the total investment. As of the date of the original investment, the Company holds a 97.5% interest in the joint venture, consisting of 95.0% preferred and 2.5% common equity interests, with the joint venture partner holding the remaining 2.5% common interest.
During the three months ended September 30, 2026, the Company entered into a joint venture, pursuant to which the Company contributed $378.6 million into the joint venture that purchased 20 SNFs in Texas. The joint venture partner contributed the remaining $19.9 million of the total investment. As of the date of the original investment, the Company holds a 95.0% economic interest in the joint venture with the joint venture partner holding the remaining 5% interest.
Total assets and total liabilities on the Company’s condensed consolidated balance sheets include VIE assets and liabilities, excluding those of the Operating Partnership, as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Assets:
Real estate investments, net	$1,247,014	$822,457
Cash and cash equivalents	20,769	12,806
Accounts and other receivables	301	78
Prepaid and other assets	4,536	5,961
Total assets	$1,272,620	$841,302
Liabilities:
Accounts payable, accrued liabilities and deferred rent liabilities	$9,922	$4,856
Total liabilities	$9,922	$4,856
VIEs for Which the Company is not the Primary Beneficiary
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not exercise power over and/or does not have potentially significant economic exposure from the VIEs. The Company’s investment in the unconsolidated VIEs are carried in other real estate related investments on the condensed consolidated balance sheets and include three mortgage secured loans issued by the VIEs.
The fair value of the Company’s investment in the unconsolidated VIEs were £69.2 million and £15.5 million at September 30, 2026 and December 31, 2025, respectively. The Company’s maximum exposure to loss from the unconsolidated VIEs were £69.2 million and £15.5 million at September 30, 2026 and December 31, 2025, respectively.

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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

The table below summarizes the Company’s existing, known commitments and contingencies as of September 30, 2026 (in thousands):

Remaining Commitment
Capital expenditures(1)	$26,371
Mortgage loans	5,066
Other loans receivable(2)	20,879
Earn-out obligations(3)	45,153
$97,469
(1)As of September 30, 2026, the Company had committed to fund expansions, construction, capital improvements and environmental, social and governance incentives at certain triple-net leased properties totaling $26.4 million, of which $21.2 million is subject to rent increase at the time of funding.
(2)Represents non-real estate secured loan commitments.
(3)Earn‑out obligations relate to acquisitions and consist primarily of (i) up to $10.0 million under a purchase and sale agreement for one SNF in Virginia acquired in 2024, with the earn‑out payable upon the operator’s achievement of specified performance thresholds from October 2025 through October 2026, and (ii) up to $32.5 million under a purchase and sale agreement for five SNFs in Virginia, North Carolina, and Maryland acquired in 2025, with the earn‑out payable upon the operator’s achievement of specified performance thresholds from December 2026 through December 2028. The earn-out period for the $10.0 million arrangement ended in October 2026, and the arrangement is therefore no longer a commitment of the Company.

U.K. Care Home Portfolio
On October 1, 2026, the Company acquired 23 care homes in the U.K. for an aggregate purchase price of approximately £552 million and one additional care home expected to close upon receipt of regulatory approval for an additional purchase price of £24 million, in each case pursuant to a Share Purchase Deed, dated as of September 30, 2026 (the “Purchase Agreement”). Upon the exercise of put and call options under the Purchase Agreement, the Company also intends to acquire up to 21 additional care homes currently under development, on a rolling basis through December 31, 2027, as development and regulatory approvals are completed, for approximately £504 million. The purchase price excludes transaction costs for all care homes.
In addition, following an initial lease-up period at each care home and subject to put and call options upon satisfaction of certain requirements, the Operating Partnership would acquire the operating company of each care home at a specified multiple of implied annualized mature EBITDA, subject to adjustment. The care homes would then transition to the Company's SHOP platform under a RIDEA structure.
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

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Major operator or borrower concentration – The Company has operators and borrowers from which it derived 10% or more of its revenue for the three and nine months ended September 30, 2026 and 2025. The following table sets forth information regarding the Company’s major operators as of September 30, 2026 and 2025:

	Percentage of Total Revenue
Operator/Borrower	Three Months Ended	Nine Months Ended
September 30, 2026(1)
Ensign(2)	14%	15%

September 30, 2025(1)
Ensign(2)	17%	20%
(1) Based on the Company’s rental income and interest income on financing receivables and other real estate related investments, exclusive of operating expense reimbursements. Revenues from resident fees and services are not subject to concentration risk, as the underlying agreements at the properties are with individual residents.
(2) Ensign is subject to the registration and reporting requirements of the U.S. Securities and Exchange Commission (the “SEC”) and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Ensign’s financial statements, as filed with the SEC, can be found at http://www.sec.gov. The Company has not verified this information through an independent investigation or otherwise.
Major geographic concentration – The following table provides information regarding the Company’s concentrations with respect to certain geographies from which the Company derived 10% or more of its revenue for the three and nine months ended September 30, 2026 and 2025:

	Percentage of Total Revenue
Geography	Three Months Ended	Nine Months Ended
September 30, 2026(1)
CA	23%	22%
U.K.	18%	17%

September 30, 2025(1)
CA	22%	22%
U.K.	17%	10%
TX	9%	11%
TN	9%	10%
(1) Based on the Company’s rental income and interest income on financing receivables and other real estate related investments, exclusive of operating expense reimbursements.
18. SUBSEQUENT EVENTS
Recent Acquisitions and Investments
LNT Transaction
On September 30, 2026, the Company entered into the Purchase Agreement to acquire a portfolio of care homes in the U.K. as described in Note 16, Commitments and Contingencies. On October 1, 2026, the Company closed on the initial 23 care homes with an aggregate purchase price £552 million, of which £539.4 million (after adjusting for assumed liabilities) had been paid as a deposit as of September 30, 2026. In connection with the acquisition, the Company entered into new leases with LNT’s care home operating portfolio company. Each lease has a term of 20 or 21 years with fixed annual rent escalators, and aggregate initial annual cash rent under the leases is £32.2 million. In addition, as described in Note 16, Commitments and Contingencies, pursuant to put and call options entered into in connection with the Purchase Agreement, the Company expects to acquire additional care homes currently under development on a rolling basis through December 31, 2027, as construction is completed and regulatory approvals are obtained.

CARETRUST REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Unaudited)

Other Investments
In addition to the transaction listed above, subsequent to September 30, 2026, the Company also completed the following transactions:
•Invested $142.0 million in a mortgage loan.
•Invested £24.5 million in a mortgage loan, with put and call options to acquire the real estate subject to certain conditions.
•Invested $99.0 million in other real estate related and other investments.
Fourth Amended and Restated Credit Agreement
On October 29, 2026, the Operating Partnership, as the borrower, the Company, as guarantor, CareTrust GP, LLC, and certain of the Operating Partnership’s wholly owned subsidiaries entered into a fourth amended and restated credit and guaranty agreement with KeyBank National Association, as administrative agent, an issuing bank and swingline lender, and the other lenders party thereto (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement, which amends and restates the Third Amended Credit Agreement, now provides for (i) an unsecured revolving credit facility (the “New Revolving Facility”) with revolving commitments in an aggregate principal amount of $2.0 billion, including an alternate currency subtranche of $300.0 million for borrowings in Euros, British Pounds Sterling and Canadian Dollars, a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan facility for 10% of the then available revolving commitments, (ii) a new unsecured term loan facility in an aggregate principal amount of $700.0 million (the “New Term Loan Facility”) and (iii) continues the existing Term Loan Facility (together with the New Revolving Facility and the New Term Loan Facility, the “New Credit Facility”). The New Credit Facility also includes an accordion feature permitting, subject to customary conditions and lender commitments, an increase in the revolving commitments and/or additional term loans of up to $1.0 billion. The New Revolving Facility has a maturity date of February 9, 2031, and includes two, six-month extension options. The New Term Loan Facility has a maturity date of February 9, 2032 and the Term Loan Facility has a maturity date of May 30, 2030.
The interest rates applicable to loans denominated in U.S. Dollars under the New Revolving Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.00% to 0.35% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Fourth Amended Credit Agreement) plus a margin ranging from 0.675% to 1.35% per annum based on the Company’s senior long term unsecured debt ratings (as adjusted, in certain instances, due to the debt to asset value ratio of the Company and its consolidated subsidiaries). Loans under the alternative currency subtranche of the New Revolving Facility bear interest at a rate equal to EURIBOR, Daily Simple SONIA, Daily Simple CORRA or Term CORRA, as applicable, plus a margin ranging from 0.675% to 1.35% per annum based on the Company’s senior long term unsecured debt ratings (as adjusted, in certain instances, due to the debt to asset value ratio of the Company and its consolidated subsidiaries). The interest rates applicable to loans under the New Term Loan Facility are, at the Operating Partnership’s option, equal to either a base rate plus a margin ranging from 0.00% to 0.55% per annum or Term SOFR or Daily Simple SOFR (each as defined in the Fourth Amended Credit Agreement) plus a margin ranging from 0.75% to 1.55% per annum based on the Company’s senior long term unsecured debt ratings (as adjusted, in certain instances, due to the debt to asset value ratio of the Company and its consolidated subsidiaries). In addition, the Operating Partnership will pay a facility fee on the revolving commitments under the Credit Facility ranging from 0.125% to 0.30% per annum, based on the Company’s senior long term unsecured debt ratings (as adjusted, in certain instances, due to the debt to asset value ratio of the Company and its consolidated subsidiaries).
The Amended Credit Agreement contains financial covenants substantially consistent with those under the Third Amended Credit Agreement. The obligations under the Fourth Amended Credit Agreement are guaranteed by the Company and certain of its subsidiaries consistent with the Third Amended Credit Agreement.
Proceeds of the New Term Loan Facility were used to repay borrowings under the Revolving Facility. As of November 4, 2026, the Company had approximately $425 million of borrowings outstanding under the New Revolving Facility.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: (i) the ability of our tenants, managers, and borrowers to successfully operate our properties and to meet and/or perform their obligations under the agreements we have entered into with them, including without limitation, their respective obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities; (ii) the impact of unstable market and economic conditions; (iii) the impact of healthcare reform legislation, including reimbursement rates, and potential minimum staffing level requirements, on the operating results and financial conditions of our tenants, managers, and borrowers; (iv) the consequences of bankruptcy, insolvency or financial deterioration of our tenants, managers and borrowers; (v) the ability and willingness of our tenants, managers and borrowers to renew their agreements with us, and our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant or manager; (vi) the risk that we may have to incur impairment charges related to any asset sales if we are unable to sell such assets at the prices we expect; (vii) the impact of public health crises; (viii) the availability of and the ability to identify (a) tenants and managers who meet our credit and operating standards, and (b) suitable acquisition opportunities and the ability to acquire and lease the respective properties to such tenants and managers on favorable terms; (ix) the intended benefits of our acquisition of Care REIT plc (“Care REIT”) or the LNT Transaction (as hereinafter defined) may not be realized, including that anticipated SHOP transition of the properties acquired in the LNT Transaction does not occur on the expected timeline or at all, and the additional risks we will be subject to from our U.K. investments and any other international investments; (x) the additional operational and legal risks associated with our properties managed in a RIDEA (as defined below) structure; (xi) the impact of the unfavorable resolution of litigation or disputes and rising liability and insurance costs as a result thereof or other market factors; (xii) the ability to retain our key management personnel; (xiii) the ability to maintain our status as a real estate investment trust (“REIT”); (xiv) changes in the United States (“U.S.”) and United Kingdom (“U.K.”) tax law and other state, federal or local laws, whether or not specific to REITs; (xv) the ability to generate sufficient cash flows to service our outstanding indebtedness; (xvi) access to debt and equity capital markets; (xvii) fluctuating interest and currency rates; (xviii) risks and challenges related to our use of, or inability to use, artificial intelligence; and (xix) any additional factors included under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarters ended June 30, 2026 and September 30, 2026, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
Important Information Regarding Our Disclosure to Investors
We may use our website (www.caretrustreit.com), our LinkedIn account (https:///www.linkedin.com/caretrust-reit), our YouTube page (www.youtube.com/@caretrustreit), or our X account (https://x.com/CareTrustREIT) to communicate with our investors and disclose company information. The information disclosed through those channels may be considered to be material, so investors should monitor them in addition to our press releases, SEC filings, and public conference calls and webcasts. The contents of our website or social media channels referenced herein are not incorporated by reference in this Quarterly Report on Form 10-Q.

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
As of September 30, 2026, we owned, directly or indirectly in consolidated joint ventures, and leased to independent operators 461 skilled nursing facilities (each, a “SNF”), senior housing communities and other properties consisting of 43,456 operational beds and units located in 33 states and the United Kingdom with the highest concentration of properties by rental income located in the U.K., California, Texas and Tennessee. As of September 30, 2026, we also had other real estate related investments consisting of three preferred equity investments, 21 real estate secured loans receivable and four mezzanine loans receivable with a carrying value of $1.1 billion and three financing receivables with a carrying value of $557.0 million.
During the fourth quarter of 2025, we began utilizing the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008 in connection with the establishment of a senior housing operating portfolio (“SHOP”). As of September 30, 2026, CareTrust REIT also owned, directly or indirectly in consolidated joint ventures, the properties and operations of six senior housing communities consisting of 584 units in Texas, Utah and Arizona that are operated on our behalf by independent managers pursuant to the terms of separate management agreements under our SHOP platform.
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
As a result of impacts experienced by our operators due to recent market trends and uncertainties, the ability of some of our tenants and borrowers to meet their financial obligations to us in full may be negatively impacted. From time to time in the past, we have taken actions to reposition one or more properties with a replacement tenant or sell the property and, in certain cases, we have also restructured tenants’ long-term obligations. During the three months ended September 30, 2026, we collected approximately 100% of contractual rents and interest due from our operators and borrowers. In the event our tenants or borrowers are unable to satisfy their obligations to us and we are unable to effect these actions on terms that are as favorable to us as those currently in place, our rental and interest income would be adversely impacted and we may incur additional expenses or obligations and be required to recognize additional impairment charges or fair value adjustments.
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
In the same final rule, CMS finalized updates to the SNF Quality Reporting Program (“QRP”), including the removal of two COVID-19 vaccination measures beginning with the fiscal year 2028 SNF QRP, a shortened data submission timeframe from approximately four and a half months to approximately 45 days beginning with the fiscal year 2029 SNF QRP, and a requirement, beginning with the fiscal year 2031 SNF QRP, that SNFs submit Minimum Data Set assessments for all residents receiving covered skilled care regardless of payer. These finalized obligations broaden the conduct that triggers the existing 2-percentage-point reduction to a SNF’s annual market basket update for noncompliance, which could adversely affect our tenants’ and borrowers’ financial condition and ability to meet their obligations to us.
The final rule also updated the SNF Value-Based Purchasing (“VBP”) Program. CMS estimates that SNF VBP adjustments will reduce payments to SNFs by approximately $203.6 million in fiscal year 2027, which could adversely affect the financial condition of our tenants and borrowers.
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
Beginning October 1, 2026, the One Big Beautiful Bill Act (Public Law 119-21) generally freezes state Medicaid provider taxes at July 4, 2025 levels and, beginning in federal fiscal year 2028, phases down most such taxes in Medicaid expansion states (nursing facility taxes are generally exempt from the phase-down). CMS proposed implementing rules on July 23, 2026, and separately proposed limits on Medicaid state directed payments on May 22, 2026. These measures may constrain state Medicaid funding for SNFs, which could adversely affect our tenants’ and borrowers’ ability to meet their obligations to us.
California Senate Bill No. 525 (“SB 525”), signed into law on October 13, 2023 and effective October 16, 2024, requires substantial minimum wage increases for workers at certain health care facilities (including licensed SNFs) operating in California. The minimum wage increased from $21 per hour to $22 or $23 per hour (depending on property type) on July 1, 2026, with a further increase to $25 per hour on July 1, 2028. The step-up may further pressure operating costs for our California-based tenants and borrowers, which could adversely affect their financial condition and ability to meet their obligations to us.

Recent Investments
The following table summarizes our acquisitions from January 1, 2026 through September 30, 2026 (dollars in thousands):

Type of Property	Purchase Price(1)	Initial Annual Cash Rent(2)	Number of Properties	Number of Beds/Units(3)
Skilled nursing triple-net(4)	$559,831	$48,854	27	3,133
Senior housing triple-net(4),(5)	467,484	37,276	27	2,594
SHOP(4)	80,463	N/A	3	314
Total	$1,107,778	$86,130	57	6,041
(1)Purchase price includes capitalized acquisition costs.
(2)Initial annual cash rent represents initial cash rent for the first 12 months.
(3)The number of beds/units includes operating beds/units at acquisition date.
(4)Includes properties held in consolidated joint ventures. See Note 15, Variable Interest Entities, for further information.
(5)Includes non-cash consideration related to the acquisition of two properties previously subject to a loan in which the principal and interest under the loan agreement was settled in exchange for title of the property.
The following table summarizes our financing receivable investments from January 1, 2026 through September 30, 2026 (dollars in thousands):

Investment Type	Investment(1)	Initial Annual Interest Income(2)	Number of Properties	Number of Beds/Units(3)
Financing receivables	$467,239	$45,433	22	2,433
Total	$467,239	$45,433	22	2,433
(1)Includes acquisition costs.
(2)Represents annualized acquisition-date interest income, exclusive of amortization of loan costs.
(3)The number of beds/units includes operating beds at the investment date.
The following table summarizes our other real estate related investments from January 1, 2026 through September 30, 2026 (dollars in thousands):

Investment Type	Investment(1)	Weighted Average Effective Interest Rate	Number of Properties(2)	Maturity Date
Mortgage secured loans receivable	$332,909	9.7%	26	1/19/2027 - 5/31/2035
Total	$332,909	9.7%	26
(1)Loans originated in British Pounds are converted at the spot rate on date of investment.
(2)Includes additional fundings on existing mortgage secured loans receivable.
LNT Transaction
On October 1, 2026, we acquired 23 care homes in the U.K., with one additional care home expected to close subject to regulatory approval, pursuant to a Share Purchase Deed, dated as of September 30, 2026 (the “Purchase Agreement”). Upon the exercise of put and call options under the Purchase Agreement, we also intend to acquire up to 21 additional care homes currently under development, on a rolling basis through December 31, 2027, as development and regulatory approvals are completed. Following an initial lease-up period and subject to put and call options upon satisfaction of certain requirements, we would acquire the operating companies for each care home at a specified multiple of implied annualized mature EBITDA, subject to adjustments, and transition the homes to a RIDEA structure (the “SHOP Transition”). See Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information.
Equity Offering of Common Stock
On May 18, 2026, we entered into an underwriting agreement in connection with an underwritten public offering of 12.5 million shares of common stock, sold on a forward basis pursuant to forward sale agreements. The underwriters exercised in full their option to purchase an additional 1.9 million shares on May 20, 2026. The forward sale agreements have an initial forward price of $40.225 per share, subject to certain adjustments, and mature on May 20, 2027. During the three months ended September 30, 2026, we settled all of the outstanding 14.4 million shares for gross proceeds of approximately $578.2 million.

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
We expect to fully physically settle ATM forward contracts entered into under the ATM program by delivery of shares of common stock to the forward purchaser and receipt of cash proceeds upon one or more settlement dates, which are typically a one-year term, at our discretion, prior to the final settlement date, at which time we would expect to receive aggregate net cash proceeds at settlement equal to the number of shares sold on a forward basis multiplied by the relevant forward price per share. The weighted average forward sale price that we would expect to receive upon physical settlement would be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchaser’s stock borrowing costs and (iii) scheduled dividends through the settlement. As of September 30, 2026, we did not have any shares subject to outstanding forward contracts under the ATM Program.
The following table summarizes the ATM Program activity for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares	6,993	—	19,996	12,608
Average sales price per share	$40.11	$—	$38.69	$29.34
Gross proceeds(1)	$280,471	$—	$773,555	$369,871
(1) Total gross proceeds is before $2.5 million of commissions paid to sales agents and forward adjustments during the three months ended September 30, 2026. under the ATM Program. Total gross proceeds is before $10.5 million and $4.6 million of commissions paid to the sales agents and forward adjustments during the nine months ended September 30, 2026 and 2025, respectively, under the ATM Program.
As of September 30, 2026, we had $598.5 million available for future issuances under the New ATM Program.
Financing Activity
On October 29, 2026, we, together with certain of our subsidiaries, entered into a Fourth Amended and Restated Credit and Guaranty Agreement (the “Fourth Amended Credit Agreement”) with KeyBank National Association, as administrative agent, and the lenders party thereto, which amended and restated our existing credit agreement. The Fourth Amended Credit Agreement provides for (i) revolving commitments in an aggregate principal amount of $2.0 billion, including an alternate currency subtranche of $300.0 million for borrowings in Euros, British Pounds Sterling and Canadian Dollars, a letter of credit subfacility for 10% of the then available revolving commitments and a swingline loan facility for 10% of the then available revolving commitments (the “New Revolving Facility”), (ii) a new unsecured term loan facility in an aggregate principal amount of $700.0 million (the “New Term Loan Facility”) and (iii) continues the existing $500.0 million term loan facility (together with the New Revolving Facility and the New Term Loan Facility, the “New Credit Facility”). The proceeds of the New Term Loan Facility were used to repay outstanding borrowings under the existing revolving credit facility. See Note 18, Subsequent Events, to our condensed consolidated financial statements included in this report for further information.
In connection with the Fourth Amended Credit Agreement, we entered into an interest rate swap with a notional amount of $700.0 million to hedge the variable cash flows associated with the New Term Loan Facility. The interest rate swap converts the New Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 4.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps.

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026:

	Three Months Ended		Increase (Decrease)	Percentage Difference
(in thousands)	September 30, 2026	June 30, 2026
Revenues:
Rental income	$127,236	$118,205	$9,031	8%
Resident fees and services	7,226	4,643	2,583	56%
Interest income from financing receivables	14,030	11,696	2,334	20%
Interest income from other real estate related investments and other income	27,868	26,804	1,064	4%
Expenses:
Depreciation and amortization	33,258	30,362	2,896	10%
Interest expense	17,716	15,324	2,392	16%
Property taxes and insurance	2,852	2,163	689	32%
Senior housing operating expenses	5,852	3,732	2,120	57%
Transaction costs	8,933	352	8,581	*
Provision for loan losses	—	4,671	(4,671)	(100)%
Property operating (recoveries) expenses	(108)	(4)	(104)	*
General and administrative	15,615	15,777	(162)	(1)%
Other income:
Unrealized (loss) gain on other real estate related investments, net	(7,262)	1,725	(8,987)	*
Gain on foreign currency transactions, net	123	75	48	64%
Income taxes
Income tax expense	(2,929)	(2,535)	(394)	16%
Net income
Net loss attributable to noncontrolling interests	(1,479)	(760)	(719)	95%
* Not meaningful
Rental income. Rental income increased by approximately $9.0 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2026	June 30, 2026
Contractual cash rent	$119,378	$111,864	$7,514
Tenant reimbursements	2,852	2,162	690
Total contractual rent	122,230	114,026	8,204
Straight-line rent	5,011	4,184	827
Amortization of lease incentives	(49)	(49)	—
Amortization of above and below market leases	44	44	—
Total amount in rental income	$127,236	$118,205	$9,031
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $8.2 million primarily due to a $6.2 million increase in rental income from real estate investments made after March 31, 2026, a $0.7 million increase in rental rates for our existing tenants, a $0.7 million increase from tenant reimbursements, an increase of $0.5 million related to tenants on a cash basis and an increase of $0.1 million related to other insignificant items.
Resident fees and services. The $2.6 million, or 56%, increase in resident fees and services was primarily due to the acquisition of senior housing communities under the SHOP platform in May and August 2026.

Interest income from financing receivables. The $2.3 million increase in interest income from financing receivables during the three months ended September 30, 2026 compared to the three months ended June 30, 2026, was primarily due to the full quarter impact of two financing receivables originated during the three months ended June 30, 2026.
Interest income from other real estate related investments and other income. The $1.1 million, or 4%, increase in interest income from other real estate related investments and other income was primarily due to an increase of $1.6 million of interest income on new investments made after March 31, 2026, an increase of $0.6 million of interest earned on cash and cash equivalents, an increase of $0.5 million related to the amortization of loan origination fees and an increase of $0.2 million related to the number of days in the quarter compared to the prior quarter, partially offset by a decrease of $1.8 million related to loan payments.
Depreciation and amortization. The $2.9 million, or 10%, increase in depreciation and amortization was primarily due to an increase of $3.0 million due to acquisitions and capital improvements made after March 31, 2026, partially offset by a decrease of $0.1 million related to assets becoming fully depreciated after March 31, 2026.
Interest expense. Interest expense increased by $2.4 million as detailed below:

Change in interest expense for the three months ended September 30, 2026 compared to the three months ended June 30, 2026
(in thousands)
Increases to interest expense due to:
Increase in outstanding borrowing amount for the Revolving Facility	$2,162
Increase in interest rates for the Revolving Facility	89
Other changes in interest expense(1)	141
Total increases to interest expense	$2,392
(1) Other changes in interest expense generally relate to day count differences between the three months ended September 30, 2026 compared to the three months ended June 30, 2026.
Property taxes and insurance. The $0.7 million, or 32%, increase in property taxes and insurance was primarily due to an increase of $0.4 million due to reassessments and an increase of $0.3 million due to acquisitions made after March 31, 2026.
Senior housing operating expenses. The $2.1 million, or 57%, increase in senior housing operating expenses was primarily due to the acquisition of senior housing communities under the SHOP platform in May and August 2026.
Transaction costs. Transaction costs for the three months ended September 30, 2026 are primarily related to unsuccessful acquisition pursuit costs. Transaction costs for the three months ended June 30, 2026 are primarily related to integrating the operations of the Care REIT acquisition in the U.K. in 2025.
Provision for loan losses. During the three months ended June 30, 2026, we recorded a $4.7 million provision for loan losses due to the credit loss reserve on two new financing receivables originated in the period. During the three months ended September 30, 2026, we did not record any provision for loan losses.
Property operating (recoveries) expenses. Property operating recoveries for the three months ended September 30, 2026 and June 30, 2026 relate to assets we sold or transitioned to new operators.
General and administrative. General and administrative expense decreased by $0.2 million as detailed below:

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2026	June 30, 2026
Incentive compensation	$6,101	$6,101	$—
Cash compensation	3,428	3,151	277
Share-based compensation	2,932	3,023	(91)
Professional services	1,690	1,725	(35)
Other administrative expense	521	666	(145)
Taxes and insurance	278	218	60
Other expenses	665	893	(228)
General and administrative expense	$15,615	$15,777	$(162)

Unrealized (loss) gain on other real estate related investments, net. During the three months ended September 30, 2026, we recorded $6.7 million of unrealized losses on our secured and mezzanine loans receivable partially offset by unrealized gains of $0.2 million to bring the interest rates in line with market rates and an unrealized foreign currency loss of $0.8 million related to mortgage loans receivable. During the three months ended June 30, 2026, we recorded $2.6 million of unrealized gains on our secured and mezzanine loans receivable partially offset by unrealized losses of $1.0 million to bring the interest rates in line with market rates and an unrealized foreign currency gain of $0.1 million related to two mortgage loans receivable.
Gain on foreign currency transactions, net. The gain on foreign currency transactions recorded during both the three months ended September 30, 2026 and June 30, 2026 are primarily related to foreign currency gains related to our cash flow hedges.
Income tax expense. During the three months ended September 30, 2026 and June 30, 2026, we recorded $2.9 million and $2.5 million of income tax expense, respectively, primarily related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. The $0.7 million increase in net loss attributable to noncontrolling interests was primarily due to investments entered into subsequent to March 31, 2026 by our consolidated joint ventures.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025:

	Nine Months Ended		Increase (Decrease)	Percentage Difference
(in thousands)	September 30, 2026	September 30, 2025
Revenues:
Rental income	$359,637	$261,944	$97,693	37%
Resident fees and services	15,721	—	15,721	100%
Interest income from financing receivables	28,504	8,601	19,903	*
Interest income from other real estate related investments and other income	76,629	70,989	5,640	8%
Expenses:
Depreciation and amortization	93,050	65,749	27,301	42%
Interest expense	44,282	32,329	11,953	37%
Property taxes and insurance	7,468	6,508	960	15%
Senior housing operating expenses	12,690	—	12,690	100%
Impairment of real estate investments	—	452	(452)	(100)%
Transaction costs	9,492	1,509	7,983	*
Provision for loan losses	4,671	—	4,671	100%
Property operating expenses	184	1,322	(1,138)	(86)%
General and administrative	45,729	36,992	8,737	24%
Other income:
Loss on extinguishment of debt	—	(390)	390	(100)%
Gain on sale of real estate, net	—	3,876	(3,876)	(100)%
Unrealized (loss) gain on other real estate related investments, net	(5,530)	6,858	(12,388)	*
Gain on foreign currency transactions, net	255	4,115	(3,860)	(94)%
Income taxes
Income tax expense	(7,735)	(3,107)	(4,628)	*
Net income
Net loss attributable to noncontrolling interests	(2,944)	(1,223)	(1,721)	*
* Not meaningful
Rental income. Rental income increased by $97.7 million as detailed below:

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2026	September 30, 2025
Contractual cash rent	$339,198	$243,756	$95,442
Tenant reimbursements	7,461	6,443	1,018
Total contractual rent	346,659	250,199	96,460
Straight-line rent	13,038	5,172	7,866
Amortization of lease incentives	(147)	(145)	(2)
Amortization of above and below market leases	87	6,718	(6,631)
Total amount in rental income	$359,637	$261,944	$97,693
Total contractual rent includes initial contractual cash rent and tenant operating expense reimbursements, as adjusted for applicable rental escalators and rent increases due to capital expenditures funded by the Company. For tenants on a cash basis, this represents the lesser of the amount that would be recognized on a straight-line basis or cash that has been received. Total contractual rent increased by $96.5 million due to a $87.1 million increase in rental income from real estate investments made after December 31, 2024, a $7.1 million increase in rental rates for our existing tenants, a $2.9 million increase in rental income related to transfers to new operators, a $1.0 million increase from tenant reimbursements and a $0.5 million increase related to tenants on a cash basis, partially offset by a $2.2 million decrease in rental income related to dispositions made after December 31, 2024. Straight-line rent increased by $7.9 million due to investments made after

December 31, 2024. Amortization of above and below market leases decreased by $6.6 million primarily due to lease terminations in August 2025, which accelerated the amortization of the applicable below market lease intangibles.
Resident fees and services. The $15.7 million increase in resident fees and services was due to the acquisition of senior housing communities under the SHOP platform, beginning in December 2025.
Interest income from financing receivables. The $19.9 million increase in interest income from financing receivables was primarily due to the origination of two financing receivables during the nine months ended September 30, 2026.
Interest income from other real estate related investments and other income. The $5.6 million, or 8%, increase in interest and other income was primarily due to a $20.6 million increase related to the origination of loans receivable after December 31, 2024, a $0.4 million increase in interest income due to other loan fees and loan fee amortization, and a $0.1 million increase related to an increase in rates, partially offset by a $7.2 million decrease related to loan repayments made after December 31, 2024, a $4.7 million decrease related to interest income earned on escrow deposits in the prior period and a $3.6 million decrease from interest income on money market funds.
Depreciation and amortization. The $27.3 million, or 42%, increase in depreciation and amortization was primarily due to an increase of $32.1 million related to acquisitions and capital improvements made after December 31, 2024 and an increase of $0.3 million related to reclassifying an asset as held for investment, partially offset by a decrease of $2.4 million due to lease terminations in August 2025, which accelerated the amortization of the applicable in-place lease intangibles, $1.8 million due to assets becoming fully depreciated or amortized and a decrease of $0.9 million due to the disposal of assets.
Interest expense. Interest expense increased by $12.0 million as detailed below:

Change in interest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
(in thousands)
Increases to interest expense due to:
Increase due to new Term Loan Facility	$9,237
Increase in outstanding borrowing amount for the Revolving Facility	6,841
Other changes in interest expense(1)	341
Total increases to interest expense	16,419
Decreases to interest expense due to:
Decrease due to repayment of debt assumed in connection with the acquisition of Care REIT plc	(2,880)
Decrease in interest rates for the Revolving Facility	(1,586)
Total decreases to interest expense	(4,466)
Total change in interest expense	$11,953
(1) Other changes in interest expense generally relate to changes to loan fee amortization.
Property taxes and insurance. The $1.0 million, or 15%, increase in property taxes was due to a $2.5 million increase related to acquisitions made after December 31, 2024, partially offset by a decrease of $0.6 million due to properties that were sold after December 31, 2024, a decrease of $0.6 million due to reassessments, and a decrease of $0.3 million due to the transfer of certain properties to new operators that make direct tax payments.
Senior housing operating expenses. The $12.7 million increase in senior housing operating expenses was primarily due to the acquisition of senior housing communities under the SHOP platform, beginning in December 2025.
Impairment of real estate investments. During the nine months ended September 30, 2026, we did not recognize any impairment charges. During the nine months ended September 30, 2025, we recognized impairment charges of $0.5 million related to properties classified as held for sale.
Transaction costs. During the nine months ended September 30, 2026, we recognized $8.9 million of costs primarily related to unsuccessful acquisition pursuit costs and $0.6 million of costs related to integrating the operations of the Care REIT acquisition in the U.K., which completed in 2025. During the nine months ended September 30, 2025, we recognized $1.5 million of costs related to unsuccessful acquisition pursuit costs that we classify as transaction costs and costs related to integrating the operations of Care REIT plc.

Provision for loan losses. During the nine months ended September 30, 2026, we recorded a $4.7 million provision for loan losses due to the credit loss reserve on two new financing receivables originated in the period. During the nine months ended September 30, 2025, we did not record any provision for loan losses.
Property operating expenses. During the nine months ended September 30, 2026, we recognized $0.2 million of property operating expenses related to assets we sold or transitioned to new operators. During the nine months ended September 30, 2025, we recognized $1.7 million of property operating expenses related to assets we plan to sell or repurpose, re-tenant, or have sold, partially offset by $0.4 million in recoveries.
General and administrative. General and administrative expense increased by $8.7 million as detailed below:

	Nine Months Ended		Increase/(Decrease)
(in thousands)	September 30, 2026	September 30, 2025
Incentive compensation	$16,286	$11,691	$4,595
Cash compensation	10,158	6,730	3,428
Share-based compensation	9,403	9,428	(25)
Professional services	4,943	4,768	175
Other administrative expense	1,973	1,307	666
Taxes and insurance	729	1,212	(483)
Other expenses	2,237	1,856	381
General and administrative expense	$45,729	$36,992	$8,737
Loss on extinguishment of debt. During the nine months ended September 30, 2026, we did not record any loss on extinguishment of debt. During the nine months ended September 30, 2025, we recorded a loss on extinguishment of debt of $0.4 million associated with the prepayment of the secured revolving credit facilities that were assumed in connection with the acquisition of Care REIT plc.
Gain on sale of real estate, net. During the nine months ended September 30, 2026, we did not record any gain on sale of real estate. During the nine months ended September 30, 2025, we recorded a $3.9 million gain on sale of real estate related to the sale of three SNFs and one senior housing community.
Unrealized (loss) gain on other real estate related investments, net. During the nine months ended September 30, 2026, we recorded $8.4 million of unrealized losses on our secured and mezzanine loans receivable, partially offset by unrealized gains of $4.4 million, to bring the interest rates in line with market rates, and an unrealized foreign currency loss of $1.5 million related to mortgage loans receivable. During the nine months ended September 30, 2025, we recorded $8.3 million of unrealized gains on our secured and mezzanine loans receivable, partially offset by unrealized losses of $1.0 million, to bring the interest rates in line with market rates and unrealized foreign currency loss of $0.4 million related to one mortgage loan receivable.
Gain on foreign currency transactions, net. During the nine months ended September 30, 2026, we recorded a $0.3 million foreign currency gain primarily related to our cash flow hedges. During the nine months ended September 30, 2025, we recorded a $4.4 million foreign currency gain on cash paid to Care REIT shareholders in connection with the acquisition of Care REIT plc., partially offset by a $0.3 million foreign currency loss on cash paid in connection with the acquisition of Impact Health Partners LLP.
Income tax expense. During the nine months ended September 30, 2026, we recorded $7.7 million of income tax expense primarily related to foreign withholding taxes related to taxable income in the U.K. During the nine months ended September 30, 2025, we recorded $3.1 million of income tax expense related to foreign withholding taxes related to taxable income in the U.K.
Net loss attributable to noncontrolling interests. The $1.7 million increase in net loss attributable to noncontrolling interests was primarily due to investments entered into subsequent to December 31, 2024 by consolidated joint ventures and accelerated amortization of lease intangibles related to lease transitions.

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
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and other investments (including mortgage and mezzanine loan originations), capital expenditures, and scheduled debt maturities. We intend to invest in and/or develop additional healthcare and senior housing communities as suitable opportunities arise and so long as adequate sources of financing are available. We expect that future investments in and/or development of properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, borrowings available to us under the New Revolving Facility, future borrowings, the proceeds from sales of shares of our common stock made on a direct basis or pursuant to forward contracts we enter into pursuant to our ATM Program or additional issuances of common stock or other securities. In addition, we may seek financing from U.S. government agencies, including through Fannie Mae and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with acquisitions and refinancing of existing mortgage loans.
We believe that our expected operating cash flow from rent collections, resident fees and services and interest payments on our other real estate related investments, together with our cash balance, available borrowing capacity under the New Revolving Facility, and availability under the ATM Program will be sufficient to meet ongoing debt service requirements, dividend plans, property operating expenses, operating lease obligations, capital expenditures, working capital requirements, and other needs for at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. While we may from time to time sell properties as part of our hold / investment strategy on an investment-by-investment basis, we currently do not expect to sell any of our properties to meet liquidity needs. Our quarterly cash dividend and any failure of our tenants to pay rent or of our borrowers to make interest or principal payments may impact our available capital resources.
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
As of September 30, 2026, we are in compliance with all debt covenants on our outstanding indebtedness.

Cash Flows
The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025

Net cash provided by operating activities	$379,996	$273,069
Net cash used in investing activities	(2,350,103)	(901,048)
Net cash provided by financing activities	2,260,589	1,126,302
Effect of foreign currency translation	(3,199)	335
Net increase in cash, cash equivalents and restricted cash	287,283	498,658
Cash, cash equivalents and restricted cash as of the beginning of period	198,042	213,822
Cash, cash equivalents and restricted cash as of the end of period	$485,325	$712,480
Net cash provided by operating activities increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Operating cash inflows are derived primarily from the rental payments received under our lease agreements and interest income received on our other real estate related investments, including as a result of new investments. Operating cash outflows consist primarily of interest expense on our borrowings and general and administrative expenses. The net increase of $106.9 million in cash provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to an increase in rental income and interest income received, partially offset by an increase in cash paid for general and administrative expense and interest expense.
Cash used in investing activities for the nine months ended September 30, 2026 was primarily comprised of $2.4 billion in acquisitions of real estate, investment in real estate related investments and other loans, investment in financing receivables and escrow deposits for potential acquisitions of real estate, and $10.9 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $109.2 million in principal payments received from our other real estate related investments and other loans receivable. Cash used in investing activities for the nine months ended September 30, 2025 was primarily comprised of $915.6 million in acquisitions of real estate, investment in real estate related investments and other loans receivable and escrow deposits for potential acquisitions of real estate, $30.0 million in preferred equity investments and $10.0 million of purchases of equipment, furniture and fixtures and improvements to real estate, partially offset by $44.4 million in net proceeds from the sale of real estate and $10.1 million in principal payments received from our other real estate related investments and other loans receivable.
Our cash flows provided by financing activities for the nine months ended September 30, 2026 were primarily comprised of $1.3 billion in net proceeds from the issuance of common stock, $1.175 billion in net borrowings under our Third Amended Revolving Facility (as defined below) and $21.1 million in contributions from noncontrolling interests, partially offset by $255.4 million in dividends paid, a $12.8 million net settlement adjustment on restricted stock, and $6.6 million in distributions to noncontrolling interests. Our cash flows provided by financing activities for the nine months ended September 30, 2025 were primarily comprised of $1.1 billion in net proceeds from the issuance of common stock, $500.0 million in net borrowings under our Third Amended Revolving Facility (as defined below), and $7.1 million in contributions from noncontrolling interests, partially offset by a $256.2 million payment on the secured notes payable and secured revolving credit facilities, $184.5 million in dividends paid, a $4.6 million payment on extinguishment of debt and deferred financing costs, $3.8 million in distributions to noncontrolling interests and a $3.3 million net settlement adjustment on restricted stock.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations include:
3.875% Senior Unsecured Notes due 2028
On June 17, 2021, our operating subsidiary, CTR Partnership, L.P. (the “Operating Partnership”), and its wholly owned subsidiary, CareTrust Capital Corp. (together with the Operating Partnership, the “Issuers”), completed a private offering of $400.0 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “Notes”). The Notes mature on June 30, 2028. The Notes accrue interest at a rate of 3.875% per annum payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The obligations under the Notes are guaranteed, jointly and severally, on an unsecured basis, by us and all of our subsidiaries (other than the Issuers) that guarantee obligations under the Fourth Amended Credit Facility (as defined below). As of September 30, 2026, we were in compliance with all applicable financial covenants under the indenture governing the Notes. See Note 9, Debt, to our condensed consolidated financial statements included in this report for further information about the Notes.
Unsecured Revolving Credit Facility and Term Loans
As described under “—Financing Activity” above, on October 29, 2026, we, together with certain of our subsidiaries, entered into the Fourth Amended Credit Agreement, which amended and restated our then existing third amended and restated credit and guaranty agreement, and provides for revolving commitments in an aggregate principal amount of $2.0 billion under the New Revolving Facility, the New Term Loan Facility in an aggregate principal amount of $700.0 million and continues the existing $500.0 million term loan facility. Proceeds of the New Term Loan Facility were used to repay borrowings under the then existing revolving credit facility. As of November 4, 2026, we had $425 million of borrowings outstanding under the New Revolving Facility. Future borrowings under the New Credit Facility will be used for working capital purposes, for capital expenditures, to fund acquisitions and for general corporate purposes. See Note 18, Subsequent Events, to our condensed consolidated financial statements included in this report for further information.
As of September 30, 2026, we were in compliance with all applicable financial covenants under our then-existing third amended and restated credit and guaranty agreement. See Note 9, Debt, to our condensed consolidated financial statements included in this report for further information.
U.K. Care Home Portfolio
As described under "Recent Developments" above and in Note 16, Commitments and Contingencies, we acquired a care home portfolio in the U.K., with one additional care home expected to close upon receipt of regulatory approval for a purchase price of £24 million, and we expect to acquire up to 21 additional U.K. care homes currently under development on a rolling basis through December 31, 2027 for an aggregate purchase price of approximately £504 million. Because these obligations are denominated in British Pounds Sterling, the U.S. dollar amount we ultimately pay will vary with exchange rates. We expect to fund these acquisitions with cash on hand, borrowings under the Fourth Amended Credit Facility and, if determined appropriate, proceeds from the issuance of securities. The purchase price excludes transaction costs for all care homes.
In addition, following an initial lease-up period at each care home and subject to put and call options upon satisfaction of certain requirements, we would acquire the operating company of each care home at a specified multiple of implied annualized mature EBITDA, subject to adjustment. The care homes would then transition to our SHOP platform under a RIDEA structure.
Capital Expenditures
As of September 30, 2026, we had committed to fund expansions, construction, capital improvements and environmental, social and governance incentives, which provides eligible triple-net tenants with monetary inducements to make sustainable improvements to our properties, at certain triple-net leased properties totaling $26.4 million, of which $21.2 million is subject to rent increase at the time of funding. We expect to fund the capital expenditures in the next one to two years. See Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included in this report for further information regarding our obligation to finance certain capital expenditures under our triple-net leases.
Earn-out Obligations

As of September 30, 2026, we are party to purchase and sale agreements that provide for earn‑out obligations totaling up to $45.2 million related to the acquisition of skilled nursing facilities and U.K. care homes. This includes an earn‑out obligation of up to $10.0 million for one SNF in Virginia acquired in 2024, which becomes available upon the operator’s achievement of specified performance thresholds from October 2025 through October 2026. The earn-out period for the $10.0 million arrangement ended in October 2026, and the arrangement is therefore no longer a commitment of the Company. In addition, we have an earn‑out obligation of up to $32.5 million under a purchase and sale agreement for five SNFs in Virginia, North Carolina, and Maryland acquired in 2025, which becomes available upon the operator’s achievement of specified performance thresholds from December 2026 through December 2028.
Dividend Plans
We are required to pay dividends in order to maintain our REIT status and we expect to make quarterly dividend payments in cash with the annual dividend amount no less than 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See Note 10, Equity and Redeemable Noncontrolling Interests, to our condensed consolidated financial statements included in this report for a summary of the cash dividends per share of our common stock declared by our board of directors for the nine months ended September 30, 2026.
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

	As of
(in thousands)	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$404,451	$159,343
Other assets	3,064,853	2,414,686
Intercompany receivables from non-guarantor subsidiaries	1,362,803	649,032
Total assets	$4,832,107	$3,223,061

Liabilities:
Senior unsecured notes payable, net(1)	$398,482	$397,816
Senior unsecured term loan, net(1)	497,015	496,404
Unsecured revolving credit facility(1)	1,175,000	—
Other liabilities	188,911	148,136
Total liabilities	$2,259,408	$1,042,356
(1)The senior unsecured notes, senior unsecured term loan and unsecured revolving credit facility are obligations of the Operating Partnership and are guaranteed, jointly and severally, on an unsecured basis, by CareTrust REIT and substantially all of its other subsidiaries.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenues	$79,728	$54,314	$214,695	$158,334
Total expenses	54,125	34,284	133,394	88,638
Total gain	(6,271)	3,708	(3,722)	15,252
Net income	$19,332	$23,738	$77,579	$84,948

Net intercompany interest income	$15,083	$10,642	$39,132	$14,229
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information set forth in the Accounting Standards Codification, as published by the Financial Accounting Standards Board. GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to “Critical Accounting Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 12, 2026, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes in such critical accounting policies during the nine months ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks, primarily interest rate risk with respect to our variable rate indebtedness and exchange rate risk for the British Pound Sterling.
Interest rate risk—We borrow debt at a combination of variable and fixed rates. As of September 30, 2026, our indebtedness included $500.0 million in term loans, $400.0 million in notes payable and $1.175 billion outstanding under the

Third Amended Credit Facility. As of September 30, 2026, we had $1.675 billion of outstanding variable rate indebtedness. The unused portion ($25.0 million at September 30, 2026) of our Third Amended Credit Facility, should it be drawn upon, is subject to variable rates.
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
As of September 30, 2026, we have two interest rate swaps, with a notional amount of $250.0 million each, to hedge the variable cash flows associated with the Term Loan Facility. The interest rate swaps convert the Term Loan Facility’s Term SOFR rate to an effective fixed interest rate of 3.5%. Our objective in using interest rate derivatives is to change variable interest rates to fixed interest rates by using interest rate swaps. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the term of the agreements without exchange of the underlying notional amount.
Based on our outstanding debt balance as of September 30, 2026 described above and assuming a 100 basis point increase in the interest rates related to our variable rate debt not hedged by interest rate swaps, interest expense would have increased approximately $8.8 million for the nine months ended September 30, 2026 under the terms of our Third Amended Credit Facility (or approximately $3.2 million based on the outstanding variable rate debt not hedged by interest rate swaps applicable to our New Credit Facility as of November 4, 2026).
Exchange rate risk—We are exposed to changes in foreign exchange rates as a result of our real estate investments in the United Kingdom. Our foreign currency exposure is partially mitigated through the use of British Pound Sterling denominated intercompany debt totaling £1.0 billion as of September 30, 2026 and foreign currency forward contracts. Based solely on our results of operations for the nine months ended September 30, 2026, if the applicable exchange rate were to increase or decrease by 10%, our net income from our consolidated U.K.-based investments would increase or decrease, as applicable, by $0.8 million.
To hedge a portion of the interest expense due on our intercompany debt in the U.K., as of September 30, 2026, we have one foreign currency forward contract with a notional amount totaling £8.5 million that matures in 2026.

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
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 risk factors which materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed, except as noted below.
The intended benefits of the LNT transaction may not be realized.
On September 30, 2026, the Company entered into a definitive agreement with LNT Care Developments Holdings Limited (“LNT”), to acquire 24 care homes and an additional 21 care homes that are currently under development in the U.K. (the “LNT Transaction”). The Company has, or plans to, enter into long-term leases for the care homes upon acquisition for lease to subsidiaries of Crystal Care, LNT’s care home operating portfolio company. Following an initial lease-up period at each care home and subject to put and call options upon satisfaction of certain requirements, the Company would acquire the operating company of each care home, which the Company would then transition to the Company’s SHOP platform.
The acquisitions and conversion to SHOP pose risks for our ongoing operations, including, among others: the risk that the homes currently under development are not completed on the expected timeline or at all, and that practical completion, regulatory registration and other closing conditions are delayed or not satisfied; that the tenant operating companies do not perform as well as anticipated, including during the initial lease-up phase, and the risk that stabilization and anticipated net operating income yields and accretion are not achieved; the risk that the put and call rights with respect to the operating companies are not exercised or that the anticipated conversion of the homes to our SHOP platform under a RIDEA structure does not occur on the expected timeline or at all; and changes in the United Kingdom regulatory, reimbursement, labor and tax environment. As a result of the foregoing, we cannot assure you that we will realize all of the intended benefits of the LNT Transaction or that the LNT acquisition will be accretive to us in the near term or at all.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of the Document

2.1	Rule 2.7 Announcement, dated March 11, 2025 (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025, is incorporated herein by reference).

2.2
Share Purchase Deed, dated as of September 30, 2026, by and between LNT Care Developments Holdings Limited, CareTrust UK Limited and CTR Partnership, L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2026, is incorporated herein by reference).

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

*4.1
First Supplemental Indenture, dated as of October 26, 2026, to the Indenture dated as of June 17, 2021, among CTR Partnership, L.P. and CareTrust Capital Corp, as Issuers, CareTrust REIT, Inc., the other guarantors named therein, and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as Trustee

*10.1	Third Amendment to Third Amended and Restated Credit and Guaranty Agreement dated as of August 18, 2026.

10.2
Fourth Amended and Restated Credit and Guaranty Agreement, dated as of October 29, 2026, by and among CTR Partnership, L.P., as borrower, CareTrust REIT, Inc., as guarantor, CareTrust GP, LLC and the other guarantors named therein and KeyBank National Association, as administrative agent, an issuing lender and swingline lender and the other parties thereto.

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

CareTrust REIT, Inc.
November 5, 2026	By:	/s/ Derek J. Bunker
Derek J. Bunker
Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)